Form 10KSB
period 2006-05-31
Arthro Pharmaceuticals, Inc.
filed 2006-09-13
CIK 1346526

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-KSB

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2006

[  ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ____________

Commission File No.  333-130729

ARTHRO PHARMACEUTICALS, INC.

(Exact name of Registrant as specified in its charter)

NEVADA                                                                    98-040762

(State or other jurisdiction of                                              (I.R.S. Employer

incorporation or organization)                                        Identification Number)

3316 West 1st Avenue

 Vancouver, BC Canada                                V6R 1G4

(Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code: (604) 732-8455

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12 (g) of the Act: 75,000,000 shares of common stock at a par value of $0.001

Check whether the issuer (l) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [   ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

Revenues for the year ended May 31, 2006 were $0

The aggregate market value of the voting stock held by non-affiliates computed by reference to the last reported sale price of such stock as of May 31, 2006 is $0.035

The number of shares of the issuer's Common Stock outstanding as of Sept 10, 2006 is 6,970,909.

Transitional Small Business Disclosure Format (check one): Yes [   ]  No [ X ]

TABLE OF CONTENTS

PAGE

PART I

Item 1.   Description of Business 3

Item 2.   Description of Property 5

Item 3.   Legal Proceedings 5

Item 4.   Submission of Matters to a Vote of Security Holders 5

PART II

Item 5.   Market for Common Equity and Related Stockholder Matters 5

Item 6.   Management's Discussion and Analysis or Plan of Operation 5

Item 7.   Financial Statements 6

Item 8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

6

Item 8A.Controls and Procedures 6

PART  III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;

Compliance with Section 16(a) of the Exchange Act 7

Item 10.  Executive Compensation 8

Item 11.  Security Ownership of Certain Beneficial Owners and Management
               and Related Stockholder Matters 9

Item 12.  Certain Relationships and Related Transactions 10

Item 13.  Exhibits and Reports on Form 8-K 10

Item 14.  Principal Accountant Fees and Services 11

SIGNATURES 12

PART I

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Actual results could differ materially from those projected in the forward-looking statements if assumptions upon which the forward-looking statements are based do not turn out to be true.  The assumptions upon which the forward-looking statements are based include without limitation:

We will obtain funding sufficient to execute its business plan.

We will be successful competing in a competitive market.

Our key personnel will remain with the Company.

We will be able to hire skilled personnel for key positions as needed and within our budgetary constraints.

ITEM 1.    Description of Business

We were incorporated under the laws of the State of Nevada on October 27, 2004, and are in the early developmental stage. Our  principal  offices  are  located  at 3316 West 1st Avenue, Vancouver, BC V6R  1G4.  Our phone number is 1-604-732-8455.

Effective November 8, 2004, we entered into a licensing agreement for the exclusive rights to manufacture, market, distribute and sell an arthritic pain reliever Arthrospray in the United States of America and it's territories.

Our plan is to manufacture, market and distribute in the U.S. and its territories our principal product, Arthrospray. Arthrospray is a non-prescription, topical arthritic pain reliever formulated to penetrate the skin to provide fast, soothing relief from arthritic pain. All active ingredients are exempt from new drug status by the Food and Drug Administration (FDA) for the purposes of providing topical arthritic pain relief.

Arthritis is the leading cause of physical disability in the United States. An estimated 40 million Americans have arthritis or other rheumatic conditions. The population is aging rapidly and by the year 2020 this number is expected to reach 59 million. Recent estimates place the direct medical cost of arthritis at $15.2 billion per year, with total costs of medical care and lost wages exceeding $64 billion.

Operations and Twelve month Plan

Our company twelve month plan includes securing our product trade-mark, completing sales, marketing and labeling materials, identification and securing a 3rd party regulated, liquid drug manufacturer for production, identifying new office facilities and additional key management/staff to accommodate the future growth of the Company. We also plan to identify and negotiate a 3rd party warehousing and distribution agreement.

As part of our companies business development and marketing initiative, the following activities are planned, subject to funding during our first year; identify distribution and advertising channels specific to arthritic suffers, specifically, the "mature population" of the United States, develop targeted advertising strategy and materials, design a product sampling campaign, initiate a design for a public relations effort including celebrity endorsements and medical endorsements, build web-based selling and joint ventures with successful health-related web-portals and build relationships with arthritis foundations and academic associations.

Financing

We have been meeting our financial needs more recently through loans from our President, Mr.  Peter Hughes and Ms. Celine Totman, a Director of the company.  As at May 31, 2006 Mr. Hughes has advanced to us $1,389 and Ms. Totman has advanced to us $3,543. These advances are on an unsecured interest free no terms basis.  While there is no guarantee that this will continue, Mr. Hughes and Ms. Totman have continued to lend money to us since May 31, 2006.   It is hoped that should we gain a public listing we will be able to more easily access public financing, although there is no assurance of this possibility.

We are currently in the development stage and have not yet generated any revenues. At May 31, 2006 our accumulated deficit is $95,327.   Our cash was $1,148.    Our total revenue for the year was $0.

Current and New Employment

When our budget allows, we anticipate we will hire additional staff to assist us with operations, specifically business development, sales, marketing, and administrative positions. Our Company entered into a management contract with Mr. Hughes dated November 30, 2004. The contract permits for the Company to pay $2,000 per month for a period of twelve months. Mr. Hughes was paid $2,000 per month from December 1, 2004, to November 1, 2005 at which time the contract became monthly. Mr. Hughes has been accruing a management fee of $2,000 per month for management services from December 1, 2005 to present date.

Professional Fees

We expect that we will require approximately $15,000 to $20,000 over the next twelve months to satisfy our legal and accounting requirements.

Our current operations are budgeted at approximately $3,650.00 per month or a total of $43,800 over the next twelve month period. We will continue to pursue equity and debt financing.

We Carry No Insurance Policies.

We currently carry no policies of insurance to cover any type of risk to our business.

Reliance on Key Personnel.

Our success depends to a significant extent on the continued service of Mr. Peter Hughes. The loss or interruption of services from Mr. Hughes for whatever reason could have a material adverse effect on our business.  In the event of the loss of services of Mr. Hughes no assurances can be given that we will be able to obtain the services of adequate replacement personnel.

Operating Results Are Difficult to Predict.

We plan to run at a loss for at least 12 months. This means that we will rely on our continued fund raising efforts for an indefinite period of time.

ITEM 2.    Description of Property

We do not own or lease any real property.  Our principal executive offices are controlled by Ms. Celine Totman, our Secretary and Director, at 3316 West 1st Avenue, Vancouver, BC, Canada. The Company paid $400 per month to Ms. Totman pursuant to a 1 year rental agreement dated December 1, 2004. The agreement was renewed on December 1, 2005 and accrues monthly.

ITEM 3.    Legal Proceedings

We are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

ITEM 4.    Submission of Matters to a Vote of Security Holders.

There was no matter submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5.    Market for Registrant's Common Equity and Related Stockholders Matters

Market for Common stock

There is no market for our Common Stock.  As of May 31, 2006, there were 6,970,909 shares of Common Stock issued and outstanding.

Recent Unregistered Sales of Securities

There have been no recent sales of unregistered securities.

Dividends

We presently plan to reinvest any future earnings in the business and, therefore, we are unlikely to declare any cash dividends in the foreseeable future. We have not declared or paid any dividends on our common stock and do not anticipate declaring any dividends in the foreseeable future.

ITEM 6.    Management's Discussion and Analysis or Plan of Operation

Plan of Operation

We had cash on hand in the amount of $1,148 as of May 31, 2006.  We will require additional financing to enable us to complete our twelve month plan.  Our President, Mr. Peter Hughes and our Director, Ms. Celine Totman have provided us with operating capital in the form of unsecured demand loans to meet our cash needs until we are self-sustaining or more additional capital is raised. As a result, there have been no substantial cash excesses.  Mr. Hughes and Ms. Totman have not made a firm commitment to continue financing and may discontinue being a source of funds at any time.  We hope to raise money through sales of common stock to private investors and/or through, institutional avenues.  Stock options may also be offered in the future, which, if exercised, could provide additional capital.

We do not know the exact specific financial requirements of the projects, products or ventures in which we may eventually participate, and therefore we do not know what our exact capital needs will be.  In addition, we may incur substantial costs in connection with any manufacturing and business development and/or negotiations for business opportunities, which may deplete our assets.

We expect to incur a net loss at the end of the fiscal year May 31, 2007.  We cannot presently estimate when we may become profitable, if ever.

Results of Operations

Results of Operation for the Year Ended May 31, 2006 as compared to the Year Ended May 31, 2005.

We incurred a loss of $63,948 for the fiscal year ending May 31, 2006 compared to a loss of $31,379 for the seven months ending May 31, 2005 (from date of incorporation Oct 27, 2004 to May 31, 2005).

We expect to continue to incur higher professional expenses in order to comply with our ongoing reporting obligations under the Securities Exchange Act of 1934.  Professional fees were $16,500 for the fiscal year ended May 31, 2006 and as compared to the seven months ended May 31, 2005 at $5,000 (from date of incorporation Oct 27, 2004 to May 31, 2005).

We earned $0 in revenues during the fiscal year May 31, 2006 and similarly had no revenues of $0 in 2005.  Management believes that additional funding will be necessary to implement manufacturing, marketing and distribution of its product to generate revenues.

Liquidity and Capital Resources

We had cash of $1,148 as of May 31, 2006, compared to a cash position of $37,936 at May 31, 2005.  We expect to run at a loss for at least the next twelve months. We have no agreements for additional financing and cannot provide any assurance that additional funding will be available to finance our operations on acceptable terms in order to enable us to complete our plan of operations.

ITEM 7.    Financial Statements

The information required by this item is set forth in Exhibit -1through F-6 of this Report.

ITEM 8.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We have had no changes in or disagreements with our accountants on accounting or financial disclosures.

ITEM 8A.   CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

Our Chief Executive Officer evaluated our "disclosure controls and procedures" (as defined in Rule 13a-14 (c) of the Exchange Act) as of a date within 90 days before the filing date of this annual report. He concluded that as of the evaluation date, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

(b) Changes in internal controls.

Subsequent to the date of their evaluation, there were no significant changes in our internal controls or in other factors that could significantly affect these controls. There were no significant deficiencies or material weaknesses in our internal controls so no corrective actions were taken.

PART III

ITEM 9.    Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following information sets forth the names of our officers and directors, their present positions, and some brief information about their background.
Name	Age	Position

Peter R. Hughes	44	Director, President & CEO
Celine Totman	33	Director, Secretary

Peter R. Hughes

Mr. Hughes is a businessman and has served as our President, Chief Executive Officer and Director since October 27, 2004 (Date of Incorporation). Mr. Hughes has been actively involved in the pharmaceutical industry as an Executive Officer and Director for over 18 years. Mr. Hughes has experience in marketing and sales of consumer product lines, product management, product licensing, product manufacturing and U.S. government regulations regarding health products as well as public company experience. He holds a Bachelors Degree in Science from the University of British Columbia (1983) and successfully completed the Canadian Securities Course in 1985. Mr. Hughes may be considered a promoter within the meaning of the federal securities laws.

Duties

Mr. Hughes is responsible for finding financing for us and handles most of our day-to-day matters as they relate to paying bills and other mundane details.  He is also responsible for organizing information for accounting and legal matters.

Time with company

October 27, 2004 until present.

Celine Totman

Celine Totman's education includes a Masters Degree in Environmental Sciences, University of Geneva,Switzerland, 1996-1998 and a Bachelor Degree in Biology ,University of Geneva, Switzerland, 1993-1996. Celine is a Registered Professional Biologist with the Association of Professional Biologists of British Columbia and, for the past 5 years Ms. Totman has worked as an Environmental Scientist and Biologist in Vancouver, British Columbia, Canada. Her specialty is environmental risk assessment and water quality. Ms. Totman's work experience also includes market research and analyses for various industries and website development and design. She has served as our Secretary and Director since October 27, 2004.

Title and Duties

Ms. Totman  is Secretary and a Director of our Company.

Time with company

October 27, 2004 until present.

The Officers of the company do not devote their full time and attention to our affairs.  We estimate that Mr. Hughes devotes approximately 25% of his time to our business and Ms. Totman less than 20%.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, none of the officers, directors or beneficial owners of more than ten percent of the Common Stock failed to file on a timely basis reports required to be filed by Section 16(a) of the Exchange Act during the most recent fiscal year.

ITEM 10.    Executive Compensation

We have agreed to pay our president, Mr. Hughes an annual management fee of US $24,000.   Mr.  Hughes has drawn a management fee of $2,000 per month from Dec 1, 2004 through November 1, 2005. For the time being he has stopped drawing a management fee until such time that we have the financial resources to do so again.  As a result, a management fee of $2,000 is being accrued monthly since December 1, 2005. We have recorded the value of the services contributed by Mr. Hughes for the year ending May 31, 2006 as an expense totaling $24,000.

Annual Compensation Table
Name and Principal Position	Year	Annual Compensation			Long-Term Compensation
					Awards Payouts
		Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) (#)	Securities Under-lying Options/ SARs (1)(#)	LTIP (2) Payout ($)	All Other Compensation ($)
Peter Hughes, President and CEO	2005	Nil	Nil	$24,000	Nil	Nil	Nil	Nil

(1)

"SARS" or "stock appreciation right" means a right granted by US, as compensation for services rendered, to receive a payment of cash or an issue or transfer of securities based wholly or in part on changes in the trading price of our publicly traded securities.

(2)

"LTIP" or "long term incentive plan" means any plan which provides compensation intended to serve as incentive for performance to occur over a period longer than one financial year, but does not include option or stock appreciation right plans or plans for compensation through restricted shares or restricted share units.

Employee Benefit and Consulting Services Compensation Plan.

We have not reserved any issued or granted any securities or options.

ITEM 11.   Security Ownership of Certain Beneficial Owners and Management

The table below provides the beneficial ownership of our common stock by each person known by management to beneficially own more than 5% of our common stock outstanding as of August 27, 2006 and by our officers and directors.  Except as otherwise indicated, all shares are owned directly.
Name and Address of Beneficial Holder	Common Shares Owned	Percent of Class
Peter Hughes 3316 West 1st Ave., Vancouver, BC, Canada V6R 1G4	2,000,000	28.69%
Celine Totman 3316 West 1st Ave., Vancouver, BC, Canada V6R 1G4	3,000,000	43.04%

All Executive

         Officers and Directors as a group

         (2 persons)            5,000,000                  71.73%

Except as noted below, all shares are held beneficially and of record and each record shareholder has sole voting and investment power.

(1)"Beneficial ownership" means having or sharing, directly or indirectly (i) voting power, which includes the power to vote or to direct the voting, or (ii) investment power, which includes the power to dispose or to direct the disposition, of shares of the common stock of an issuer. The definition of beneficial ownership includes shares underlying options or warrants to purchase common stock, or other securities convertible into common stock, that currently are exercisable or convertible or that will become exercisable or convertible within 60 days. Unless otherwise indicated, the beneficial owner has sole voting and investment power.

(1)Percentage is calculated based upon 6,970,909 outstanding common shares at September 10, 2006

ITEM 12.

Certain Relationships and Related Transactions.

Except as disclosed below, none of the following persons has any direct or indirect material interest in any transaction to which we are a party since our incorporation or in any transaction to which we are proposed to be a party:

(a) any director or officer;

(b) any proposed nominee for election as a director;

(c) any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to the Company's common stock; or

(d) any relative or spouse of any of the foregoing persons, or any relative of such spouse, who has the same house as such person or who is a director or officer of any parent or subsidiary

Peter Hughes and Celine Totman, our sole officers and directors, have made a series of unsecured, non-interest bearing demand loans to us that were necessary to keep our operations going.  At May 31, 2006, these loans totaled $4,932.

We have also accrued management fees owing to Peter Hughes totaling $12,000 and we have accrued rent owing to Celine Totman totaling $2,400, as at May 31, 2006.

Mr. Hughes and Ms. Totman are married. There is no arrangement or understanding between any of our directors or executive officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current board of directors. There are also no arrangements, agreements or understandings to our knowledge between non-management shareholders that may directly or indirectly participate in or influence the management of our affairs.

We currently do not have any policies about entering into transactions with affiliated parties. Other than this transaction, no director, executive officer or nominee for election as a director and no owner of five percent or more of our outstanding shares or any member of their immediate family has entered into or proposed any transactions in which the amount involved exceeds US$10,000.

Part IV

ITEM 13.  Exhibits, Financial Statements Schedules and Reports on Form 8-K

ITEM 13(a). EXHIBITS.

Number Description of Exhibit

1.1 Licensing Agreement with Peter Hughes   (1)

3.1 Articles of Incorporation (1)

3.2 Bylaws (1)

4.1 Regulation "S" Securities Subscription Agreement (1)

5.1 Opinion of Dennis H. Johnston, Attorney at Law, with consent to use (1)

(1) Incorporated by reference from Form SB-2 Registration Statement filed April 18, 2006.

Financial Statements

Financial statements, as described below, are attached hereto.

1.    Audited financial statements for the periods ending May 31, 2006 and May 31, 2005 including:

(a) Balance Sheets;

(b) Statements of Operations;

(c) Statements of Cash Flows;

(d) Statement of Stockholders' Equity;

(e) Notes to the Financial Statements.

ITEM 13(b). REPORTS ON FORM 8-K.

We filed no reports on Form 8-K during the last quarter of the fiscal year ended May 31, 2006, the period covered by this report.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table discloses accounting fees and services which we paid to our auditor,

Type of Services Rendered	2006 Fiscal Year	2005 Fiscal Year
(a) Audit Fees	$6,896	$5,000
(b) Tax Fees	$Nil	$Nil
(c) All Other Fees	$6,104	$Nil

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Arthro Pharmaceuticals Inc.

By:

/s/ Peter Hughes

Peter Hughes, President

Dated: September 10, 2006

In accordance with the Securities Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

By:

/s/ Peter Hughes, Director,

Principal Executive Officer,

Principal Financial Officer, and

Principal Accounting Officer

Date: September 10, 2006

EXHIBIT INDEX

Number Description Page

1.1 Licensing Agreement with Peter Hughes   (1)

3.1 Articles of Incorporation (1)

3.2 By-Laws (1)

4.1 Regulation "S" Securities Subscription Agreement (1)

5.1 Opinion of Dennis H. Johnston, Attorney at Law, with consent to use (1)

31.1 Certification of Chief Executive Officer and Chief Financial Officer

pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes - Oxley Act of 2002

(1) Incorporated by reference from Form 10-SB Registration Statement filed on April 18, 2006.

Independent Auditors' Report F-1

Balance Sheets F-2

Statements of Operations F-3

Statements of Cash Flows F-4

Statement of Stockholders' Equity F-5

Notes to the Financial Statements F-6

Exhibit 31.1

CERTIFICATION BY PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFICER

I, Peter Hughes, certify that:

1. I have reviewed this annual report on Form 10-KSB of Arthro Pharmaceuticals Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: September 10, 2006

/s/  Peter Hughes

Peter Hughes

Chief Executive Officer and Chief Financial Officer

Exhibit 32.1

CERTIFICATION

I, Peter Hughes, Chief Executive Officer and Chief Financial Officer of Arthro Pharmaceuticals Inc. certify that:

1. I have reviewed this annual report on Form 10-KSB of Arthro Pharmaceuticals Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

ARTHRO PHARMACEUTICALS INC.

Date: September 10, 2006

/s/  Peter Hughes

Peter Hughes

Chief Executive Officer and

Chief Financial Officer

ARTHRO PHARMACEUTICALS, INC.

(A Development Stage Company)

REPORT AND FINANCIAL STATEMENTS

May 31, 2006 and 2005

(Stated in US Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders,

Arthro Pharmaceuticals, Inc.

(A Development Stage Company)

We have audited the accompanying balance sheets of Arthro Pharmaceuticals, Inc. (A Development Stage Company) as of May 31, 2006 and 2005 and the related statements of operations, stockholders' equity and cash flows for the years ended May 31, 2006 and 2005, the period October 27, 2004 (Date of Inception) to May 31, 2005 and the period October 27, 2004 (Date of Inception) to May 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements referred to above present fairly, in all material respects, the financial position of Arthro Pharmaceuticals Inc. as of May 31, 2006 and 2005 and the results of its operations and its cash flows for the year ended May 31, 2006, the period from October 27, 2004 (Date of Inception) to May 31, 2005 and the period October 27, 2004 (Date of Inception) to May 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the development stage, has no established sources of revenue and is dependent on its ability to raise capital from shareholders or other sources to sustain operations. These factors, along with other matters as set forth in Note 1, raise substantial doubt that the Company will be able to continue as a going concern. Management plans in regard to their planned financing and other matter are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada	"AMISANO HANSON"
August 22, 2006	Chartered Accountants

ARTHRO PHARMACEUTICALS, INC.

(A Development Stage Company)

BALANCE SHEETS

May 31, 2006 and 2005

(Stated in US Dollars)

ASSETS	2006	2005

Current
Cash	$ 1,148	$ 37,936
Prepaid expense-Note 7	1,500	2,400

	2,648	40,336
Equipment-Note 3	1,096	1,496
License agreement-Note 4	2,000	2,000

	$ 5,744	$ 43,832

LIABILITIES

Current
Accounts payable and accrued liabilities	$ 8,178	$ 3,000
Due to related parties-Note 7	18,932	-

	27,110	3,000

STOCKHOLDERS' EQUITY (DEFICIENCY)

Common stock
75,000,000 shares authorized, $0.001 par value
6,970,909 shares issued (2005: 6,920,909)	6,971	6,921
Additional paid-in capital	66,990	65,290
Deficit accumulated during the development stage	(95,327)	(31,379)

	(21,366)	40,832

	$ 5,744	$ 43,832

Nature and Continuance of Operations-Note 1

Commitments-Notes 4 and 8

ARTHRO PHARMACEUTICALS, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

For the year ended May 31, 2006, for the period October 27, 2004 (Date of Inception) to May 31, 2005 and for the period October 17, 2004 (Date of Inception) to May 31, 2006

(Stated in US Dollars)

		October 27,	October 27,
		2004 (Date of	2004 (Date of
	Year ended	Inception) to	Inception) to
	May 31,	May 31,	May 31,
	2006	2005	2006

Expenses
Accounting and audit fees	$ 13,000	$ 5,000	$ 18,000
Amortization	400	264	664
Consulting fees	14,750	10,000	24,750
Filing fees	360	-	360
Legal fees	3,500	-	3,500
Management fees-Note 7	24,000	12,000	36,000
Office and administration	3,138	2,115	5,253
Rent-Note 7	4,800	2,000	6,800

Net loss for the period	$ (63,948)	$ (31,379)	$ (95,327)

Basic and diluted loss per share	$ (0.01)	$ (0.01)

Weighted average number of shares outstanding	6,922,964	3,943,814

ARTHRO PHARMACEUTICALS, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

for the year ended May 31, 2006, for the period October 27, 2004 (Date of Inception) to May 31, 2005 and for the period October 17, 2004 (Date of Inception) to May 31, 2006

(Stated in US Dollars)

		October 27,	October 27,
		2004 (Date of	2004 (Date of
	Year ended	Inception) to	Inception) to
	May 31,	May 31,	May 31,
	2006	2005	2006

Operating activities
Net loss for the period	$ (63,948)	$ (31,379)	$ (95,327)
Add amounts not involving cash
Amortization	400	264	664
Consulting fees paid by stock	1,750	-	1,750
Change in non-cash working capital balances related to operations
Prepaid expenses	900	(2,400)	(1,500)
Accounts payable and accrued liabilities	5,178	3,000	8,178

	(55,720)	(30,515)	(86,235)

Investing activity
Purchase of equipment	-	(1,760)	(1,760)

Financing activities
Issue of common stock	-	70,211	70,211
Advances from related parties	18,932	-	18,932

	18,932	70,211	89,143

Increase (decrease) in cash during the period	(36,788)	37,936	1,148

Cash, beginning of the period	37,936	-	-

Cash, end of the period	$ 1,148	$ 37,936	$ 1,148

Non-cash Transactions-Note 9

ARTHRO PHARMACEUTICALS, INC.

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

for the period October 27, 2004 (Date of Inception) to May 31, 2006

(Stated in US Dollars)

				Deficit
				Accumulated
			Additional	During the
	Common Shares		Paid-in	Development
	Number	Par Value	Capital	Stage	Total

Balance, October 27, 2004	-	$ -	$ -	$ -	$ -
Issued for cash:
for private placement - at $0.001	3,000,000	3,000	-	-	3,000
- at $0.035	1,920,909	1,921	65,290	-	67,211
Issued for license agreement - at $0.001	2,000,000	2,000	-	-	2,000
Net loss for the period	-	-	-	(31,379)	(31,379)

Balance, May 31, 2005	6,920,909	6,921	65,290	(31,379)	40,832

Issued for consulting services - at $0.035	50,000	50	1,700	-	1,750

Net loss for the year	-	-	-	(63,948)	(63,948)

Balance, May 31, 2006	6,970,909	$ 6,971	$ 66,990	$ (95,327)	$ (21,366)

ARTHRO PHARMACEUTICALS, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

May 31, 2006 and 2005

(Stated in US Dollars)

Note 1 Nature and Continuance of Operations

Arthro Pharmaceuticals Inc. (the "Company") was incorporated in the State of Nevada on October 27, 2004, and is in the development stage. On November 8, 2004, the Company entered into a License Agreement to manufacture, market and distribute an arthritic pain reliever under the name 'Arthrospray.'

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At May 31, 2006, the Company had not yet achieved profitable operations, has accumulated losses of $95,327 since its inception, has a working capital deficiency of $24,462 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

Management plans to continue to provide for its capital needs during the year ended May 31, 2007 by issuing equity securities or seeking short-tem loans from its directors or officers.

Note 2 Summary of Significant Accounting Policies

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates, which have been made using careful judgement. Actual results may vary from these estimates.

The financial statements have, in management's opinion, been properly prepared within the framework of the significant accounting policies summarized below:

Development Stage Company

The Company complies with Financial Accounting Standard Board Statement ("FAS") No. 7 for is characterization of the Company as a development stage company.

Note 2 Summary of Significant Accounting Policies-(cont'd)

Foreign Currency Translation

The Company's functional and reporting currency is the United States dollar. Monetary assets and liabilities are translated into United States dollars at the exchange rate in effect at the end of the period. Non-monetary assets and liabilities are translated at the exchange rate prevailing when the assets were acquired or the liabilities assumed. Revenues and expenses are translated at the rate approximating the rate of exchange on the transaction date. All exchange gains and losses on transactions denominated in currencies other than the functional currency are included in the determination of net income (loss) for the period.

Basic and Diluted Loss Per Share

The Company reports basic loss per share in accordance with the FAS No. 128, "Earnings Per Share". Basic loss per share is computed using the weighted average number of shares outstanding during the period. The Company has no dilutive potential common shares, which would give rise to calculation of diluted loss per share.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes pursuant to FAS, No. 109 "Accounting for Income Taxes". Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. When necessary, a valuation allowance is recorded to reduce tax assets to an amount for which realization is more likely than not. The effect of changes in tax rates is recognized in the period in which the rate change occurs.

Equipment and Depreciation

Equipment, which consists of computer equipment, is recorded at cost. The Company provides for depreciation using a 30% declining balance method.

Additions during the year are depreciated at one-half the annual rate.

License Agreement

The License Agreement is recorded at cost. As the License Agreement has an indefinite life, no amortization is provided. The License Agreement is reviewed periodically for impairment of value. An impairment loss will be recognized when the carrying value exceeds fair value.

Note 2 Summary of Significant Accounting Policies-(cont'd)

Impairment of Long-lived Assets

Long-lived assets are reviewed for impairment in accordance with FAS No 144, "Accounting for the Impairment or Disposal of Long-lived Assets". Under FAS No. 144, these assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized for the amount, if any, which the carrying value of the asset exceeds the fair value.

Financial Instruments

The carrying value of the Company's financial instruments consisting of cash, accounts payable and accrued liabilities and due to related parties approximate their fair value due to the short-term maturity of such instruments. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

New Accounting Standards

Management does not believe that any recently issued, but not yet effective accounting standards if currently adopted could have a material effect on the accompanying financial statements.

Note 3 Equipment

2006
Accumulated
	Cost	Depreciation	Net

Computer equipment	$ 1,760	$ 664	$ 1,096

2005
Accumulated
	Cost	Depreciation	Net

Computer equipment	$ 1,760	$ 264	$ 1,496

Note 4 License Agreement

The Company entered into a License Agreement on November 8, 2004, to acquire the intellectual and marketing license rights, in the United States and its territories, to an arthritic pain reliever "Arthrospray." The Company issued 2,000,000 common shares to the President of the Company at a fair value of $0.001, for a cost of $2,000, to acquire the license.

Note 5 Deferred Tax Assets

The following table summarizes the significant components of the Company's deferred tax assets:

	2006	2005
Deferred tax assets
Non-capital loss carryforward	$ 20,525	$ 4,667
Less valuation allowance	(20,525)	(4,667)

	$ -	$ -

The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards that is more likely-than-not to be realized from future operations. The Company has chosen to provide an allowance o 100% against all available income tax loss carryforwards, regardless of their time of expiry.

Note 6 Income Taxes

No provision for income taxes has been provided for in these financial statements due to the net loss. At May 31, 2006, the Company has net operating loss carryforwards, totalling approximately $95,327, the benefit of which has not been recorded in the financial statements. These losses will expire, if unused, commencing in 2025.

Note 7 Related Party Transactions-Notes 4 and 8

During the period ended May 31, 2006, the Company paid $24,000 (2005: $12,000) for management services and $4,800 (2005: $2,000) for rent to a director and an officer of the Company.

Included in prepaid expenses is $Nil (2005: $2,000) for management fees paid and $Nil (2005: $400) for rent paid to a director of the Company and an officer of the Company.

Amounts due to related parties of $18,932 at May 31, 2006 are for cash advances, management fees, rent and office expenses incurred or paid on behalf of the Company by the Company's two directors.

Note 8 Commitments

The Company has a rental agreement with a director of the Company with respect to the rental of a portion of his premises for $400 a month until November 30, 2006 for a total commitment of $2,400 during the year ended May 31, 2007.

Note 9 Non-cash Transactions

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statements of cash flows. The following transactions were excluded from the statements of cash flows:

During the year ended May 31, 2006 the Company issued 50,000 common shares for services rendered valued at $1,750.

During the period October 27, 2004 (Date of Inception) to May 31, 2005, the Company issued 2,000,000 common shares to the President of the Company to acquire the intellectual and marketing license rights in the United States valued at $2,000.