Form 10QSB
period 2006-08-31
Arthro Pharmaceuticals, Inc.
filed 2006-10-16
CIK 1346526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2006

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number -  333-130729

ARTHRO PHARMACEUTICALS INC.

(Exact name of Small Business Issuer as specified in its charter)

Nevada 98-040762

(State or other jurisdiction of incorporation) (IRS Employer Identification No.)

3316 West 1st Avenue, Vancouver, BC, V6R IG4

(Address of principal executive offices)

604-732-8455

(Issuer's telephone number)

_________________________________________________________________

(Former name, former address and former fiscal year if changed since last report)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  6,970,909 shares of Common Stock as at August 31, 2006

Transitional Small Business Disclosure Format (check one):  Yes [  ]   No [X]

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

GENERAL

Our unaudited financial statements for the three months ended August 31, 2006 are included with this Form 10-QSB.  The unaudited financial statements for the six months ended August 31, 2006 include:

(a) Balance Sheet as of August 31, 2006, and May 31, 2006;

(b) Statement of Operations - three months ended August 31, 2006 and 2005 and October 27, 2004 (Date of Inception) to August 31, 2006;

(c) Statement of Cash flows - three months ended August 31, 2006 and 2005 and October 27, 2004 (Date of Inception) to August 31, 2006;

(d) Statement of Changes in Stockholders' Equity (Deficiency); and

(e) Notes to Financial Statements.

The unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the three months ended August 31, 2006 are not necessarily indicative of the results that can be expected for the fiscal year ending May 31, 2007.

ARTHRO PHARMACEUTICALS, INC.

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

August 31, 2006

(Stated in US Dollars)

(Unaudited)

ARTHRO PHARMACEUTICALS, INC.

(A Development Stage Company)

INTERIM BALANCE SHEET

August 31, 2006 and May 31, 2006

(Stated in US Dollars)

(Unaudited)

		August 31,	May 31,
ASSETS		2006	2006

Current
Cash		$ 581	$ 1,148
Prepaid expense		1,125	1,500

		1,706	2,648
Equipment		1,014	1,096
License agreement - Note 3		2,000	2,000

		$ 4,720	$ 5,744

LIABILITIES

Current
Accounts payable and accrued liabilities		$ 7,000	$ 8,178
Due to related parties - Note 4		31,629	18,932

		38,629	27,110

STOCKHOLDERS' DEFICIENCY

Common stock
75,000,000	shares authorized, $0.001 par value
6,970,909	shares issued (May 31, 2006: 6,970,909 shares)	6,971	6,971
Additional paid-in capital		66,990	66,990
Deficit accumulated during the development stage		(107,870)	(95,327)

		(33,909)	(21,366)

		$ 4,720	$ 5,744

Nature and Continuance of Operations - Note 2

Commitment - Note 5

ARTHRO PHARMACEUTICALS, INC.

(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS

for the three months ended August 31, 2006 and 2005 and

for the period October 27, 2004 (Date of Inception) to August 31, 2006

(Stated in US Dollars)

(Unaudited)

			October 27,
			2004 (Date of
	Three Months Ended		Inception) to
	August 31,		August 31,
	2006	2005	2006

Expenses
Accounting and audit fees	$ 4,816	$ 5,000	$ 22,816
Amortization	82	112	746
Consulting fees	-	-	24,750
Filing fees	375	-	735
Legal fees	-	-	3,500
Management fees - Note 4	6,000	6,000	42,000
Office and administration	70	563	5,323
Rent - Note 4	1,200	1,200	8,000

Net loss for the period	$ (12,543)	$ (12,875)	$ (107,870)

Basic and diluted loss per share	$ (0.00)	$ (0.00)

Weighted average number of shares outstanding	6,970,909	6,920,909

ARTHRO PHARMACEUTICALS, INC.

(A Development Stage Company)

INTERIM STATEMENTS OF CASH FLOWS

for the three months ended August 31, 2006 and 2005 and

for the period October 27, 2004 (Date of Inception) to August 31, 2006

(Stated in US Dollars)

(Unaudited)

			October 27,
			2004 (Date of
	Three Months Ended		Inception) to
	August 31,		August 31,
	2006	2005	2006

Operating Activities
Net loss for the period	$ (12,543)	$ (12,875)	$ (107,870)
Add amounts not involving cash:
Amortization	82	112	746
Consulting fees paid by stock	-	-	1,750
Changes in non-cash working capital balances related to operations
Prepaid expenses	375	2,000	(1,125)
Accounts payable and accrued liabilities	(1,178)	5,000	7,000

	(13,264)	(5,763)	(99,499)

Investing Activity
Purchase of equipment	-	-	(1,760)

Financing Activities
Issue of common stock	-	-	70,211
Advances from related parties	12,697	-	31,629

	12,697	-	101,840

Decrease in cash during the period	(567)	(5,763)	581

Cash, beginning of the period	1,148	37,936	-

Cash, end of the period	$ 581	$ 32,173	$ 581

ARTHRO PHARMACEUTICALS, INC.

(A Development Stage Company)

INTERIM STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

for the period October 27, 2004 (Date of Inception) to August 31,2006

(Stated in US Dollars)

(Unaudited)

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Number	Par Value	Capital	Stage	Total

Balance, October 27, 2004 (Date of Inception)	-	$ -	$ -	$ -	$ -
Issued for cash:
For private placement - at $0.001	3,000,000	3,000	-	-	3,000
- at $0.035	1,920,909	1,921	65,290	-	67,211
Issued for license agreement - at $0.001	2,000,000	2,000	-	-	2,000
Net loss for the period	-	-	-	(31,379)	(31,379)

Balance, May 31, 2005	6,920,909	6,921	65,290	(31,379)	40,832
Issued for consulting services - at $0.035	50,000	50	1,700	-	1,750
Net loss for the year	-	-	-	(63,948)	(63,948)

Balance, May 31, 2006	6,970,909	6,971	66,990	(95,327)	(21,366)

Net loss for the period	-	-	-	(12,543)	(12,543)

Balance, August 31, 2006	6,970,909	$ 6,971	$ 66,990	$ (107,870)	$ (33,909)

ARTHRO PHARMACEUTICALS, INC.

(A Development Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

August 31, 2006

(Stated in US Dollars)

(Unaudited)

Note 1 Interim Reporting

The accompanying unaudited interim financial statements have been prepared by Arthro Pharmaceuticals Inc. (the "Company") pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. Such adjustments consist of normal recurring adjustments. These interim financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal period ended May 31, 2006.

The results of operations for the three months ended August 31, 2006 are not indicative of the results that may be expected for the full year.

Note 2 Nature and Continuance of Operations

Arthro Pharmaceuticals Inc. (the "Company") was incorporated in the State of Nevada on October 27, 2004, and is in the development stage. On November 8, 2004, the Company entered into a License Agreement to manufacture, market and distribute an arthritic pain reliever under the name 'Arthrospray.'

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At August 31, 2006, the Company had not yet achieved profitable operations, has accumulated losses of $107,870 since its inception, has a working capital deficiency of $36,923 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

Management plans to continue to provide for its capital needs during the year ended May 31, 2007 by issuing equity securities or seeking short-tem loans from its directors or officers.

Note 3 License Agreement

The Company entered into a License Agreement on November 8, 2004, to acquire the intellectual and marketing license rights, in the United States and its territories, to an arthritic pain reliever "Arthrospray." The Company issued 2,000,000 common shares to the President of the Company at a fair value of $0.001, for a cost of $2,000, to acquire the license.

Note 4 Related Party Transactions - Notes 3 and 5

During the three months ended August 31, 2006, the Company paid $6,000 (2005: $6,000) for management services and $1,200 (2005: $1,200) for rent to a director and an officer of the Company.

Amounts due to related parties of $31,629 at August 31, 2006 are for cash advances, management fees, rent and office expenses incurred or paid on behalf of the Company by the Company's two directors.

Note 5 Commitments

The Company has a rental agreement with a director of the Company with respect to the rental of a portion of her premises for $400 a month until November 30, 2006 for a total commitment of $2,400 during the year ended May 31, 2007.

Item 2. Management's Discussion and Analysis or Plan of Operation

Forward Looking Statements

This report on Form 10-QSB contains certain forward-looking statements within the meaning of section 21e of the Securities Exchange Act of 1934, as amended, and other applicable securities laws.  All statements other than statements of historical fact are "forward-looking statements" for purposes of these provisions, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operation; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing.  Such forward-looking statements are subject to inherent risks and uncertainties, and actual results could differ materially from those anticipated by the forward-looking statements.

OVERVIEW

We were incorporated on October 27, 2004 under the laws of the state of Nevada.  Our  principal  offices  are  located  at  3316 West 1st Avenue, Vancouver, BC V6R  1G4.  Our phone number is 604-732-8455.

Effective November 8, 2004, we entered into a licensing agreement for the exclusive rights to manufacture, market, distribute and sell an arthritic pain reliever Arthrospray in the United States of America and its territories.

Arthrospray is a non-prescription, topical arthritic pain reliever formulated to penetrate the skin to provide fast, soothing relief from arthritic pain. All active ingredients are exempt from new drug status by the Food and Drug Administration (FDA) for the purposes of providing topical arthritic pain relief. Our plan is to manufacture, market and distribute Arthrospray in the U.S. and its territories.

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

PLAN OF OPERATION

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

As part of our companies business development and marketing initiative, the following activities are planned, subject to funding during our first year; identify distribution and advertising channels specific to arthritic suffers, specifically, the "mature population" of the United States, develop targeted advertising strategy and materials, design a product sampling campaign, initiate a design for a public relations effort including celebrity and medical endorsements, build web-based selling, secure joint ventures with successful health-related web-portals and build relationships with arthritis foundations and academic associations.

Projected cash outlays over the next 12 months are expected to be the following:
Item	Cost	Description
Salaries (which to this point have been irregularly paid).	$180,000 per annum	For Mr. Hughes and two business development/marketing/sales people (Subject to financing).
Development and production of sales and marketing materials.	$30,000	Marketing and selling materials necessary for the launch of Arthrospray in the United States.
Production	$50,000	This expense is subject to the completion of sales and marketing materials, securing a qualified liquid drug manufacturer and establishing distribution and order fulfillment channels.
Legal	$10,000 per annum

Legal expenses for the year will primarily support our application to attain reporting status and apply for quotation on the Over-the-Counter OTC Bulletin Board.  Also, there will be a legal expense relating to securing trademarks. There is no assurance that this will ever occur.

Larger office space	$24,000 per annum
Accounting	$8,200 per annum	Accounting cost supports our application to attain reporting status in the United States.

Total projected 1 year Cash Outlays   $302,200

Our cash needs have been met to this point by loans from Mr. Peter Hughes and Ms. Celine Totman and prior to that by equity financing via private placements.  Mr. Peter Hughes and Ms. Celine Totman have been providing financing to us to meet our needs to make it to the next equity or debt financing, although there is no assurance that funds of this kind will appear ever.  All loans from directors or employees are non-interest bearing with no specific terms of repayment.  It is expected that these loans will be repaid when further debt or equity financing or revenues from operations allows the possibility of repayment.

It is our goal to raise a minimum of $302,200 over the next 12 months.  This money would be used primarily to pay salaries, develop and produce marketing/selling materials, production and secure larger office facilities.  Any production of product depends upon completion of sales and marketing materials, securing a qualified liquid drug manufacturer and establishing distribution and securing order fulfillment channels. This is difficult to estimate.  Likewise it is hard to estimate what type of revenue will be created.

RESULTS OF OPERATIONS

We incurred a loss $12,543 for the three months ended August 31, 2006 compared to a loss of $12,875 for the three months ended August 31, 2005.  Administrative costs have remained relatively constant between August 31, 2006 and 2005 as management has been aware of the constraints of financing issues in the start-up phase.  We are engaged in business for profit, but cannot predict future profitability.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $581 as of August 31, 2006.  We anticipate that we will operate at a loss for the foreseeable future. We hope to expand our team as soon as possible but there is no indication that this is inevitable.  Our management is currently providing capital through debt financing.  We have no agreements for additional financing and we can provide no assurance that additional funding will be available to us on acceptable terms in order to enable us to complete any plan of operations.

We have limited assets and will require significant capital to complete marketing and selling materials and production of our product. We do not know the specific financial requirements of the projects, products or ventures in which we may eventually participate, and therefore do not know what our exact capital needs will be.  In addition, we may incur substantial costs in connection with any negotiations for business opportunities, which may deplete our assets.

Item 3. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-QSB, our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures are designed to ensure that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

(b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities:

None

Item 4. Submission of Matters to a Vote of Security Holders:

None

Item 5. Other Information:

None

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

31.1 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 Or 15d-14 of the Securities Exchange Act of 1934,as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C.  Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K:

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 13, 2006

Arthro Pharmaceuticals Inc.

By: /s/ Peter Hughes

Peter Hughes, President

(Principal Executive Officer,

Principal Financial Officer)

Exhibit 31.1

CERTIFICATION OF THE CHIEF FINANCIAL OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Peter Hughes, certify that:

  I have reviewed this quarterly report on Form 10-QSB of Arthro Pharmaceuticals Inc.;

  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  October 13, 2006

By: /s/ Peter Hughes

Peter Hughes, President

Principal Executive Officer,

Principal Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Peter Hughes, President and Principal Executive Officer and Principal Financial Officer of Arthro Pharmaceuticals Inc. certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Arthro Pharmaceuticals Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date:  October 13, 2006

By:

/s/ Peter Hughes

Peter Hughes

President and Principal

Executive Officer and

Principal Financial Officer