Form 10QSB
period 2006-11-30
Arthro Pharmaceuticals, Inc.
filed 2007-01-16
CIK 1346526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2006

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  6,970,909 shares of Common Stock as at November 30, 2006

Transitional Small Business Disclosure Format (check one):  Yes [  ]   No [X]

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

GENERAL

Our unaudited financial statements for the three months ended November 30, 2006 are included with this Form 10-QSB.  The unaudited financial statements for the six months ended November 30, 2006 include:

(a) Balance Sheet as of November 30, 2006, and May 31, 2006;

(b) Statement of Operations - three months ended November 30, 2006 and 2005, six months ended November 30, 2006 and 2005 and October 27, 2004 (Date of Inception) to November 30, 2006;

(c) Statement of Cash flows - six months ended November 30, 2006 and 2005 and October 27, 2004 (Date of Inception) to November 30, 2006;

(d) Statement of Changes in Stockholders' Equity (Deficiency); and

(e) Notes to Financial Statements.

The unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the six months ended November 30, 2006 are not necessarily indicative of the results that can be expected for the fiscal year ending May 31, 2007.

ARTHRO PHARMACEUTICALS, INC.

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

November 30, 2006

(Stated in US Dollars)

(Unaudited)

ARTHRO PHARMACEUTICALS, INC.

(A Development Stage Company)

INTERIM BALANCE SHEETS

November 30, 2006 and May 31, 2006

(Stated in US Dollars)

(Unaudited)

		November 30,	May 31,
ASSETS		2006	2006

Current
Cash		$ 201	$ 1,148
Prepaid expense		750	1,500

		951	2,648

Equipment		932	1,096
License agreement - Note 3		2,000	2,000

		$ 3,883	$ 5,744

LIABILITIES

Current
Accounts payable and accrued liabilities		$ 11,717	$ 8,178
Due to related parties - Note 4		38,829	18,932

		50,546	27,110

STOCKHOLDERS' DEFICIENCY

Common stock
75,000,000	shares authorized, $0.001 par value
6,970,909	shares issued (May 31, 2006: 6,970,909)	6,971	6,971
Additional paid-in capital		66,990	66,990
Deficit accumulated during the development stage		(120,624)	(95,327)

		(46,663)	(21,366)

		$ 3,883	$ 5,744

ARTHRO PHARMACEUTICALS, INC.

(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS

for the three and six months ended November 30, 2006 and 2005 and for the period October 17, 2004 (Date of Inception) to November 30, 2006

(Stated in US Dollars)

(Unaudited)

					October 27,
					2004 (Date of
	Three Months Ended		Six Months Ended		Inception) to
	November 30,		November 30,		November 30,
	2006	2005	2006	2005	2006

Expenses
Accounting and audit fees	$ 4,717	$ 2,000	$ 9,533	$ 7,000	$ 27,533
Amortization	82	104	164	216	828
Consulting fees	-	5,000	-	5,000	24,750
Filing fees	735	360	1,110	360	1,470
Legal fees	-	3,500	-	3,500	3,500
Management fees - Note 4	6,000	6,000	12,000	12,000	48,000
Office and administration	20	444	90	1,007	5,343
Rent - Note 4	1,200	1,200	2,400	2,400	9,200

Net loss for the period	$ (12,754)	$ (18,608)	$ (25,297)	$ (31,483)	$ (120,624)

Basic and diluted loss per share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average number of shares outstanding	6,970,909	6,920,909	6,970,909	6,920,909

ARTHRO PHARMACEUTICALS, INC.

(A Development Stage Company)

INTERIM STATEMENTS OF CASH FLOWS

for the six months ended November 30, 2006 and 2005 and

for the period October 17, 2004 (Date of Inception) to November 30, 2006

(Stated in US Dollars)

(Unaudited)

			October 27,
			2004 (Date of
	Six months ended		Inception) to
	November 30,		November 30,
	2006	2005	2006

Operating activities
Net loss for the period	$ (25,297)	$ (31,483)	$ (120,624)
Add amounts not involving cash:
Amortization	164	216	828
Consulting fees paid by stock	-	-	1,750
Change in non-cash working capital balances related to operations:
Prepaid expenses	750	2,000	(750)
Accounts payable and accrued liabilities	3,539	7,000	11,717

	(20,844)	(22,267)	(107,079)

Investing activity
Purchase of equipment	-	-	(1,760)

Financing activities
Issue of common stock	-	-	70,211
Advances from related parties	19,897	-	38,829

	19,897	-	109,040

Increase (decrease) in cash during the period	(947)	(22,267)	201

Cash, beginning of the period	1,148	37,936	-

Cash, end of the period	$ 201	$ 15,669	$ 201

ARTHRO PHARMACEUTICALS, INC.

(A Development Stage Company)

INTERIM STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

for the period October 27, 2004 (Date of Inception) to November 30, 2006

(Stated in US Dollars)

(Unaudited)

				Deficit
				Accumulated
			Additional	During the
	Common Shares		Paid-in	Development
	Number	Par Value	Capital	Stage	Total

Balance, October 27, 2004	-	$ -	$ -	$ -	$ -
Issued for cash:
for private placement - at $0.001	3,000,000	3,000	-	-	3,000
- at $0.035	1,920,909	1,921	65,290	-	67,211
Issued for license agreement - at $0.001	2,000,000	2,000	-	-	2,000
Net loss for the period	-	-	-	(31,379)	(31,379)

Balance, May 31, 2005	6,920,909	6,921	65,290	(31,379)	40,832

Issued for consulting services - at $0.035	50,000	50	1,700	-	1,750

Net loss for the year	-	-	-	(63,948)	(63,948)

Balance, May 31, 2006	6,970,909	6,971	66,990	(95,327)	(21,366)

Net loss for the period	-	-	-	(25,297)	(25,297)

Balance, November 30, 2006	6,970,909	$ 6,971	$ 66,990	$ (120,624)	$ (44,663)

ARTHRO PHARMACEUTICALS, INC.

(A Development Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

November 30, 2006

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

The results of operations for the six months ended November 30, 2006 are not indicative of the results that may be expected for the full year.

Note 2 Nature and Continuance of Operations

Arthro Pharmaceuticals Inc. (the "Company") was incorporated in the State of Nevada on October 27, 2004, and is in the development stage. On November 8, 2004, the Company entered into a License Agreement to manufacture, market and distribute an arthritic pain reliever under the name 'Arthrospray.'

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At November 30, 2006, the Company had not yet achieved profitable operations, has accumulated losses of $120,624 since its inception, has a working capital deficiency of $49,595 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

Note 4 Related Party Transactions - Notes 3 and 5

During the six months ended November 30, 2006, the Company was charged $12,000 (2005: $12,000) for management services and $2,400 (2005: $2,400) for rent by a director and an officer of the Company.

Amounts due to related parties of $38,829 at November 30, 2006 are for cash advances, management fees, rent and office expenses incurred or paid on behalf of the Company by the Company's two directors.

Note 5 Commitments

The Company has a rental agreement with a director of the Company with respect to the rental of a portion of her premises for $400 per month until November 30, 2006. By agreement dated December 1, 2006, the Company has renewed the rental agreement at $400 per month until November 1, 2007.

Note 6 Subsequent Event - Note 5

Subsequent to November 30, 2006, a director of the Company advanced $9,120 to the Company. This advance is unsecured, non-interest bearing and has no specific terms for repayment.

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

PLAN OF OPERATION

Our company twelve month plan, subject to funding, includes securing our product trade-mark, completing sales, marketing and labeling materials, identification and securing a 3rd party regulated, liquid drug manufacturer for production, identifying new office facilities and additional key management/staff to accommodate the future growth of the Company. We also plan to identify and negotiate a 3rd party warehousing and distribution agreement.

As part of our company's business development and marketing initiative, the following activities are planned, subject to funding during our first year; identify distribution and advertising channels specific to arthritic suffers, specifically, the "mature population" of the United States, develop targeted advertising strategy and materials, design a product sampling campaign, initiate a design for a public relations effort including celebrity and medical endorsements, build web-based selling, secure joint ventures with successful health-related web-portals and build relationships with arthritis foundations and academic associations.

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

RESULTS OF OPERATIONS

We incurred a loss $25,297 for the six months ended November 30, 2006 compared to a loss of $31,483 for the six months ended November 30, 2005.  Administrative costs have remained relatively constant between November 30, 2006 and 2005 as management has been aware of the constraints of financing issues in the start-up phase.  We are engaged in business for profit, but cannot predict future profitability.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $201 as of November 30, 2006.  We anticipate that we will operate at a loss for the foreseeable future. We hope to expand our team as soon as possible but there is no indication that this is inevitable.  Our management is currently providing capital through debt financing.  We have no agreements for additional financing and we can provide no assurance that additional funding will be available to us on acceptable terms in order to enable us to complete any plan of operations.

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

Dated: December 19, 2006

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

Date:  December 19, 2006

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

Date:  December 19, 2006

By:

/s/ Peter Hughes

Peter Hughes

President and Principal

Executive Officer and

Principal Financial Officer