Form 10QSB/A
period 2006-11-30
Arthro Pharmaceuticals, Inc.
filed 2007-02-20
CIK 1346526

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

604-732-8455

(Issuer's telephone number)

_______________________________________________________________

(Former name, former address and former fiscal year if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ]   No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]   No [X]

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

Dated: February 13, 2007

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

Date:  February 13, 2007

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

Date:  February 13, 2007

By:

/s/ Peter Hughes

Peter Hughes

President and Principal

Executive Officer and

Principal Financial Officer