Form 10QSB/A
period 2006-11-30
Arthro Pharmaceuticals, Inc.
filed 2007-03-16
CIK 1346526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB/A

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2006

☐	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number -  333-130729

ARTHRO PHARMACEUTICALS INC.

(Exact name of Small Business Issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation)	98-040762 (IRS Employer Identification No.)

3316 West 1st Avenue, Vancouver, BC, V6R IG4

(Address of principal executive offices)

604-732-8455

(Issuer’s telephone number)

_______________________________________________________________

(Former name, former address and former fiscal year if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                                     Yes [X ]   No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                     Yes [X ]   No []

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  6,970,909 shares of Common Stock as at November 30, 2006

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

GENERAL

Our unaudited financial statements for the three months ended November 30, 2006 are included with this Form 10-QSB.  The unaudited financial statements for the six months ended November 30, 2006 include:

(a) Balance Sheet as of November 30, 2006, and May 31, 2006;

(b) Statement of Operations – three months ended November 30, 2006 and 2005, six months ended November 30, 2006 and 2005 and October 27, 2004 (Date of Inception) to November 30, 2006;

(c) Statement of Cash flows – six months ended November 30, 2006 and 2005 and October 27, 2004 (Date of Inception) to November 30, 2006;

(d) Statement of Changes in Stockholders' Equity (Deficiency); and

(e) Notes to Financial Statements.

The unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the six months ended November 30, 2006 are not necessarily indicative of the results that can be expected for the fiscal year ending May 31, 2007.

ARTHRO PHARMACEUTICALS, INC.

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

November 30, 2006

(Stated in US Dollars)

(Unaudited)

ARTHRO PHARMACEUTICALS, INC.

(A Development Stage Company)

INTERIM BALANCE SHEETS

November 30, 2006 and May 31, 2006

(Stated in US Dollars)

(Unaudited)

		November 30,	May 31,
		2006	2006
ASSETS
Current
Cash		$ 201	$ 1,148
Prepaid expense		750	1,500

		951	2,648

Equipment		932	1,096
License agreement – Note 3		2,000	2,000

		$ 3,883	$ 5,744

LIABILITIES

Current
Accounts payable and accrued liabilities		$ 11,717	$ 8,178
Due to related parties – Note 4		38,829	18,932

		50,546	27,110

STOCKHOLDERS’ DEFICIENCY

Common stock
75,000,000	shares authorized, $0.001 par value
6,970,909	shares issued (May 31, 2006: 6,970,909)	6,971	6,971
Additional paid-in capital		66,990	66,990
Deficit accumulated during the development stage		(120,624)	(95,327)

		(46,663)	(21,366)

		$ 3,883	$ 5,744

SEE ACCOMPANYING NOTES

ARTHRO PHARMACEUTICALS, INC.

(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS

for the three and six months ended November 30, 2006 and 2005 and for the period October 17, 2004 (Date of Inception) to November 30, 2006

(Stated in US Dollars)

(Unaudited)

					October 27,
					2004 (Date of
	Three Months Ended		Six Months Ended		Inception) to
	November 30,		November 30,		November 30,
	2006	2005	2006	2005	2006

Expenses
Accounting and audit fees	$ 4,717	$ 2,000	$ 9,533	$ 7,000	$ 27,533
Amortization	82	104	164	216	828
Consulting fees	-	5,000	-	5,000	24,750
Filing fees	735	360	1,110	360	1,470
Legal fees	-	3,500	-	3,500	3,500
Management fees – Note 4	6,000	6,000	12,000	12,000	48,000
Office and administration	20	444	90	1,007	5,343
Rent – Note 4	1,200	1,200	2,400	2,400	9,200

Net loss for the period	$ (12,754)	$ (18,608)	$ (25,297)	$ (31,483)	$ (120,624)

Basic and diluted loss per share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average number of shares outstanding	6,970,909	6,920,909	6,970,909	6,920,909

SEE ACCOMPANYING NOTES

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

SEE ACCOMPANYING NOTES

ARTHRO PHARMACEUTICALS, INC.

(A Development Stage Company)

INTERIM STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

for the period October 27, 2004 (Date of Inception) to November 30, 2006

(Stated in US Dollars)

(Unaudited)

				Deficit
				Accumulated
			Additional	During the
	Common Shares		Paid-in	Development
	Number	Par Value	Capital	Stage	Total

Balance, October 27, 2004	-	$ -	$ -	$ -	$ -
Issued for cash:
for private placement - at $0.001	3,000,000	3,000	-	-	3,000
- at $0.035	1,920,909	1,921	65,290	-	67,211
Issued for license agreement - at $0.001	2,000,000	2,000	-	-	2,000
Net loss for the period	-	-	-	(31,379)	(31,379)

Balance, May 31, 2005	6,920,909	6,921	65,290	(31,379)	40,832

Issued for consulting services at $0.035	50,000	50	1,700	-	1,750

Net loss for the year	-	-	-	(63,948)	(63,948)

Balance, May 31, 2006	6,970,909	6,971	66,990	(95,327)	(21,366)

Net loss for the period	-	-	-	(25,297)	(25,297)

Balance, November 30, 2006	6,970,909	$ 6,971	$ 66,990	$ (120,624)	$ (44,663)

SEE ACCOMPANYING NOTES

ARTHRO PHARMACEUTICALS, INC.

(A Development Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

November 30, 2006

(Stated in US Dollars)

(Unaudited)

Note 1	Interim Reporting

The accompanying unaudited interim financial statements have been prepared by Arthro Pharmaceuticals Inc. (the “Company”) pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. Such adjustments consist of normal recurring adjustments. These interim financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal period ended May 31, 2006.

The results of operations for the six months ended November 30, 2006 are not indicative of the results that may be expected for the full year.

Note 2	Nature and Continuance of Operations

Arthro Pharmaceuticals Inc. (the “Company”) was incorporated in the State of Nevada on October 27, 2004, and is in the development stage. On November 8, 2004, the Company entered into a License Agreement to manufacture, market and distribute an arthritic pain reliever under the name ‘Arthrospray.’

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At November 30, 2006, the Company had not yet achieved profitable operations, has accumulated losses of $120,624 since its inception, has a working capital deficiency of $49,595 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

Management plans to continue to provide for its capital needs during the year ended May 31, 2007 by issuing equity securities or seeking short-tem loans from its directors or officers.

Note 3	License Agreement

The Company entered into a License Agreement on November 8, 2004, to acquire the intellectual and marketing license rights, in the United States and its territories, to an arthritic pain reliever “Arthrospray.” The Company issued 2,000,000 common shares to the President of the Company at a fair value of $0.001, for a cost of $2,000, to acquire the license.

Note 4	Related Party Transactions – Notes 3 and 5

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

Note 6	Subsequent Event – Note 5

Subsequent to November 30, 2006, a director of the Company advanced $9,120 to the Company. This advance is unsecured, non-interest bearing and has no specific terms for repayment.

Item 2.	Management’s Discussion and Analysis or Plan of Operation

Forward Looking Statements

This report on Form 10-QSB contains certain forward-looking statements within the meaning of section 21e of the Securities Exchange Act of 1934, as amended, and other applicable securities laws.  All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operation; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing.  Such forward-looking statements are subject to inherent risks and uncertainties, and actual results could differ materially from those anticipated by the forward-looking statements.

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

As part of our company’s business development and marketing initiative, the following activities are planned, subject to funding during our first year; identify distribution and advertising channels specific to arthritic suffers, specifically, the “mature population” of the United States, develop targeted advertising strategy and materials, design a product sampling campaign, initiate a design for a public relations effort including celebrity and medical endorsements, build web-based selling, secure joint ventures with successful health-related web-portals and build relationships with arthritis foundations and academic associations.

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

PART II – OTHER INFORMATION

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

Dated: March 16, 2007

Arthro Pharmaceuticals Inc.

By:	/s/ Peter Hughes

Peter Hughes, President

(Principal Executive Officer,

Principal Financial Officer)