Form 10QSB
period 2007-02-28
Arthro Pharmaceuticals, Inc.
filed 2007-04-16
CIK 1346526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 28, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  6,970,909 shares of Common Stock as at February 28, 2007

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

GENERAL

Our unaudited financial statements for the three months ended February 28, 2007 are included with this Form 10-QSB.  The unaudited financial statements for the nine months ended February 28, 2007 include:

(a) Balance Sheet as of February 28, 2007, and May 31, 2006;

(b) Statement of Operations – three months ended February 28, 2007 and 2006, nine months ended February 28, 2007 and 2006 and October 27, 2004 (Date of Inception) to February 28, 2007;

(c) Statement of Cash flows – nine months ended February 28, 2007 and 2006 and October 27, 2004 (Date of Inception) to February 28, 2007;

(d) Statement of Changes in Stockholders' Equity (Deficiency); and

(e) Notes to Financial Statements.

The unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the nine months ended February 28, 2007 are not necessarily indicative of the results that can be expected for the fiscal year ending May 31, 2007.

ARTHRO PHARMACEUTICALS, INC.

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

February 28, 2007

(Stated in US Dollars)

(Unaudited)

ARTHRO PHARMACEUTICALS, INC.

(A Development Stage Company)

INTERIM BALANCE SHEETS

February 28, 2007 and May 31, 2006

(Stated in US Dollars)

(Unaudited)

		February 28,	May 31,
ASSETS		2007	2006

Current
Cash		$ 49	$ 1,148
Prepaid expense		375	1,500

		424	2,648
Equipment		850	1,096
License agreement – Note 3		2,000	2,000

		$ 3,274	$ 5,744

LIABILITIES

Current
Accounts payable and accrued liabilities		$ 3,570	$ 8,178
Due to related parties – Note 4		55,143	18,932

		58,713	27,110

STOCKHOLDERS’ DEFICIENCY

Common stock
75,000,000	shares authorized, $0.001 par value
6,970,909	shares issued (May 31, 2006: 6,970,909)	6,971	6,971
Additional paid-in capital		66,990	66,990
Deficit accumulated during the development stage		(129,400)	(95,327)

		(55,439)	(21,366)

		$ 3,274	$ 5,744

SEE ACCOMPANYING NOTES

ARTHRO PHARMACEUTICALS, INC.

(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS

for the three and nine months ended February 28, 2007 and 2006 and for the period October 27, 2004 (Date of Inception) to February 28, 2007

(Stated in US Dollars)

(Unaudited)

					October 27,
					2004 (Date of
	Three Months Ended		Nine Months Ended		Inception) to
	February 28,		February 28,		February 28,
	2007	2006	2007	2006	2007

Expenses
Accounting and audit fees	$ 1,070	$ 2,000	$ 10,603	$ 9,000	$ 28,603
Amortization	82	104	246	320	910
Consulting fees	-	3,000	-	8,000	24,750
Filing fees	401	-	1,511	360	1,871
Legal fees	-	-	-	3,500	3,500
Management fees – Note 4	6,000	6,000	18,000	18,000	54,000
Office and administration	23	1,012	113	2,019	5,366
Rent – Note 4	1,200	1,200	3,600	3,600	10,400

Net loss for the period	$ (8,776)	$ (13,316)	$ (34,073)	$ (44,799)	$ (129,400)

Basic and diluted loss per share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average number of shares outstanding	6,970,909	6,920,909	6,970,909	6,920,909

SEE ACCOMPANYING NOTES

ARTHRO PHARMACEUTICALS, INC.

(A Development Stage Company)

INTERIM STATEMENTS OF CASH FLOWS

for the nine months ended February 28, 2007 and 2006 and

for the period October 27, 2004 (Date of Inception) to February 28, 2007

(Stated in US Dollars)

(Unaudited)

			October 27,
			2004 (Date of
	Nine months ended		Inception) to
	February 28,		February 28,
	2007	2006	2007

Operating Activities
Net loss for the period	$ (34,073)	$ (44,799)	$ (129,400)
Add amounts not involving cash:
Amortization	246	320	910
Consulting fees paid by stock	-	-	1,750
Change in non-cash working capital balances related to operations:
Prepaid expenses	1,125	2,400	(375)
Accounts payable and accrued liabilities	(4,608)	8,470	3,570

	(37,310)	(33,609)	(123,545)

Investing Activity
Purchase of equipment	-	-	(1,760)

Financing Activities
Issue of common stock	-	-	70,211
Advances from related parties	36,211	-	55,143

	36,211	-	125,354

Increase (decrease) in cash during the period	(1,099)	(33,609)	49

Cash, beginning of the period	1,148	37,936	-

Cash, end of the period	$ 49	$ 4,327	$ 49

SEE ACCOMPANYING NOTES

ARTHRO PHARMACEUTICALS, INC.

(A Development Stage Company)

INTERIM STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

for the period October 27, 2004 (Date of Inception) to February 28, 2007

(Stated in US Dollars)

(Unaudited)

				Deficit
				Accumulated
			Additional	During the
	Common Shares		Paid-in	Development
	Number	Par Value	Capital	Stage	Total

Balance, October 27, 2004	-	$ -	$ -	$ -	$ -
Issued for cash:
for private placement - at $0.001	3,000,000	3,000	-	-	3,000
- at $0.035	1,920,909	1,921	65,290	-	67,211
Issued for license agreement - at $0.001	2,000,000	2,000	-	-	2,000
Net loss for the period	-	-	-	(31,379)	(31,379)

Balance, May 31, 2005	6,920,909	6,921	65,290	(31,379)	40,832

Issued for consulting services - at $0.035	50,000	50	1,700	-	1,750

Net loss for the year	-	-	-	(63,948)	(63,948)

Balance, May 31, 2006	6,970,909	6,971	66,990	(95,327)	(21,366)

Net loss for the period	-	-	-	(34,073)	(34,073)

Balance, February 28, 2007	6,970,909	$ 6,971	$ 66,990	$ (129,400)	$ (55,439)

SEE ACCOMPANYING NOTES

ARTHRO PHARMACEUTICALS, INC.

(A Development Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

February 28, 2007

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

The results of operations for the nine months ended February 28, 2007 are not indicative of the results that may be expected for the full year.

Note 2	Nature and Continuance of Operations

Arthro Pharmaceuticals Inc. (the “Company”) was incorporated in the State of Nevada on October 27, 2004, and is in the development stage. On November 8, 2004, the Company entered into a License Agreement to manufacture, market and distribute an arthritic pain reliever under the name ‘Arthrospray.’

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At February 28, 2007, the Company had not yet achieved profitable operations, has accumulated losses of $129,400 since its inception, has a working capital deficiency of $58,289 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

During the nine months ended February 28, 2007, the Company was charged $18,000 (2006: $18,000) for management services and $3,600 (2006: $3,600) for rent by a director and an officer of the Company.

Amounts due to related parties of $55,143 at February 28, 2007 are for cash advances, management fees, rent and office expenses incurred or paid on behalf of the Company by the Company's two directors.

Note 5	Commitments

The Company has a rental agreement with a director of the Company with respect to the rental of a portion of her premises for $400 per month until November 30, 2006. By agreement dated December 1, 2006, the Company has renewed the rental agreement at $400 per month until November 1, 2007.

Note 6	Subsequent Event

Subsequent to February 28, 2007, a director of the Company advanced $2,520 to the Company. This advance is unsecured, non-interest bearing and has no specific terms for repayment.

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

RESULTS OF OPERATIONS

We incurred a loss $34,073 for the nine months ended February 28, 2007 compared to a loss of $44,799 for the nine months ended February 28, 2006.  Administrative costs have remained relatively constant between February 28, 2007 and 2006 as management has been aware of the constraints of financing issues in the start-up phase.  We are engaged in business for profit, but cannot predict future profitability.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $49 as of February 28, 2007.  We anticipate that we will operate at a loss for the foreseeable future. We hope to expand our team as soon as possible but there is no indication that this is inevitable.  Our management is currently providing capital through debt financing.  We have no agreements for additional financing and we can provide no assurance that additional funding will be available to us on acceptable terms in order to enable us to complete any plan of operations.

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

Dated: April 16, 2007

Arthro Pharmaceuticals Inc.

By:	/s/ Peter Hughes

Peter Hughes, President

(Principal Executive Officer,

Principal Financial Officer)