Form 10KSB
period 2007-05-31
Arthro Pharmaceuticals, Inc.
filed 2007-08-29
CIK 1346526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ☐ to ☐

Commission file number  333-130729

ARTHRO PHARMACEUTICALS INC. (name of small business issuer in its charter)
Nevada (State or other jurisdiction of incorporation or organization)	98-040762 (I.R.S. Employer Identification No.)
3316 West 1st Avenue Vancouver, BC, Canada (Address of principal executive offices)	V6R 1G4 (Zip Code)

Issuer's telephone number 604.732.8455

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Nil	Name of each exchange on which registered Nil

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 (Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.	[ ]

Note: Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange act from their obligations under those Sections.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒	No ☐

State Issuer's revenues for its most recent fiscal year: $Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days:

1,970,909 common shares at $0.035(1) = $68,981.82

(1) The aggregate market value of the voting stock held by non-affiliates is computed by reference to the last reported sale price of our stock which was $0.035 per share.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date.

6,970,909 common shares issued and outstanding as of August 16, 2007

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I

Item 1. Description of Business.

This annual report contains forward-looking statements as that term is defined in Section 27A of the United States Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars. As used in this annual report, the terms "we", "us", "our", and "Arthro" mean Arthro Pharmaceuticals Inc., unless otherwise indicated.

General

We were incorporated on October 27, 2004, in the State of Nevada. Our  principal  offices  are  located  at  3316 West 1st Avenue, Vancouver, British Columbia, Canada, V6R  1G4.  Our phone number is 604.732.8455.

Effective November 8, 2004, we entered into a licensing agreement for the exclusive rights to manufacture, market, distribute and sell the arthritic pain reliever, Arthrospray, in the United States of America and its territories.

Arthrospray is a non-prescription, topical arthritic pain reliever formulated to penetrate the skin to provide fast, soothing relief from arthritic pain. All active ingredients are exempt from new drug status by the Food and Drug Administration (FDA) for the purposes of providing topical arthritic pain relief. Our plan was to manufacture, market and distribute Arthrospray in the U.S. and its territories. Management did have some success working on product label design, sourcing third party liquid drug manufacturers and sourcing potential on-line distribution partners during the past year.

There have been recent developments in arthritic pain relief that may have a significant negative effect on our company's ability to successfully compete in this market. These developments include the administration of the drugs Mabthera, Toulizunab and Orencia, which the Medical University of Vienna used in clinical trials. These drugs were shown to diminish signs and symptoms of rheumatoid arthritis, improve physical function and health status and retard progression of joint damage. These drugs, if successfully brought to market, would be far superior to topical pain relievers. Therefore, as a result of the recent developments in the treatment of arthritic and rheumatic pain, the long lead time and significant expense to become a public company, which was necessary to begin seeking capital to implement our business plan, we are actively seeking to create shareholder value by searching for alternative business opportunities. Accordingly, we determined that this asset was impaired and wrote down the value of the license agreement on our balance sheet from $2,000 to its fair value of $1.00. We can provide no assurance that we will be able to locate any such business opportunities.

We are currently seeking business opportunities with established business entities for the merger of a target business with our company. In certain instances, a target business may wish to become a subsidiary of our company or may wish to contribute assets to our company rather than merge. We anticipate that any new acquisition or business opportunities by our company will require additional financing. There can be no assurance, however, that we will be able to acquire the financing necessary to enable us to pursue our plan of operation. If our company requires additional financing and we are unable to acquire such funds, our business may fail.

We may seek a business opportunity with entities who have recently commenced operations, or entities who wish to utilize the public marketplace in order to raise additional capital in order to expand business development activities, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

In implementing a structure for a particular business acquisition or opportunity, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. Upon the consummation of a transaction, it is likely that our present management will no longer be in control of our company. In addition, it is likely that our officers and directors will, as part of the terms of the acquisition transaction, resign and be replaced by one or more new officers and directors.

The search for and analysis of new business opportunities will be undertaken by our president, Peter Hughes, who is not a professional business analyst. In seeking or analyzing prospective business opportunities, Mr. Hughes may utilize the services of outside consultants or advisors.

As of the date hereof, management has not entered into any formal written agreements for a business combination or opportunity. When any such agreement is reached, we intend to disclose such an agreement by filing a current report on Form 8-K with the Securities and Exchange Commission.

We anticipate that the selection of a business opportunity in which to participate will be complex and without certainty of success. Management believes that there are numerous firms in various industries seeking the perceived benefits of being a publicly registered corporation. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. We can provide no assurance that we will be able to locate compatible business opportunities.

We have not been successful raising the funding necessary to proceed with our business plan. Historically, we have been able to raise a limited amount of capital through private placements of our equity stock, but we are uncertain about our continued ability to raise funds privately. Further, we believe that our company may have difficulties raising capital until we locate a prospective business opportunity through which we can pursue our plan of operation. If we are unable to secure adequate capital to continue our acquisition efforts, our shareholders may lose some or all of their investment and our business may fail.

Competition

We are, and will continue to be, an insignificant participant seeking a suitable business opportunity or business combination. A large number of established and well-financed entities, including venture capital firms, are active in seeking suitable business opportunities or business combinations which may also be desirable target candidates for our company.  Virtually all such entities have significantly greater financial resources, technical expertise and managerial capabilities than our company.  Consequently, we are at a competitive disadvantage in identifying possible business opportunities and completing a business combination.  In addition, we will also compete with numerous other small public companies seeking suitable business opportunities or business combinations.

Employees

We have no employees. In seeking or analyzing prospective business opportunities, our president, Peter Hughes, may utilize the services of outside consultants or advisors.

RISK FACTORS

Much of the information included in this annual report includes or is based upon estimates, projections or other "forward-looking statements". Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Such estimates, projections or other "forward-looking statements" involve various risks and uncertainties as outlined below. We caution readers of this annual report that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward-looking statements". In evaluating us, our business and any investment in our business, readers should carefully consider the following factors.

We are a development stage company with a limited operating history that makes it impossible to reliably predict future growth and operating results.

We have not been able to achieve profitable operations and there are no assurances that we will be able to do so in the future. Potential investors should be aware of the difficulties normally encountered by a new enterprise and the high rate of failure of such enterprises. The potential for future success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the development of a business in general. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and there can be no assurance that we will generate significant operating revenues in the future or ever achieve profitable operations.

We have no agreement for a business combination or other transaction and there can be no assurance that we will be able to successfully identify and evaluate a suitable business opportunity.

As at the date of this report, we have no agreement with respect to acquiring a business opportunity or engaging in a business combination with any private entity.  The success of our company following an entry into any business opportunity or business combination will depend to a great extent on the operations, financial condition and management of any identified business opportunity.  While management intends to seek business opportunities and/or business combinations with entities with established operating histories, there is no assurance that we will successfully locate business opportunities meeting such criteria.  In the event that we complete a business combination or otherwise acquire a business opportunity, the success of our operations may be dependent upon management of the successor firm or venture partner firm, together with a number of other factors beyond our control.

As there are a large number of established and well-financed entities actively seeking suitable business opportunities and business combinations, we are at a competitive disadvantage in identifying and completing such opportunities.

We are, and will continue to be, an insignificant participant seeking a suitable business opportunity or business combination.  A large number of established and well-financed entities, including venture capital firms, are active in seeking suitable business opportunities or business combinations which may also be desirable target candidates for our company.  Virtually all such entities have significantly greater financial resources, technical expertise and managerial capabilities than our company.  Consequently, we are at a competitive disadvantage in identifying possible business opportunities and completing a business combination.  In addition, we will also compete with numerous other small public companies seeking suitable business opportunities or business combinations.

Upon completion of a business opportunity or combination, there can be no assurance that we will be able to successfully manage or achieve growth of that business opportunity or combination.

Our ability to achieve growth upon the acquisition of a suitable business opportunity or business combination will be dependent upon a number of factors including our ability to hire and train management and other employees and the adequacy of our financial resources.  There can be no assurance that we will be able to successfully manage any business opportunity or business combination. Failure to manage anticipated growth effectively and efficiently could have a material adverse effect on our company.

If we complete a business opportunity or combination, management of our company may be required to sell or transfer common shares and resign as members of our board of directors.

A business combination or acquisition of a business opportunity involving the issuance of our common shares may result in new shareholders obtaining a controlling interest in our company.  Any such business combination or acquisition of a business opportunity may require management of our company to sell or transfer all or a portion of the shares they hold in our company and require such individuals to resign as members of our board. The resulting change in control of our company could result in the removal of one or more of our present officers and directors and a corresponding reduction in or elimination of their participation in the future affairs of our company.

If we complete a business opportunity or combination, we may be required to issue a substantial number of common shares which would dilute the shareholdings of our current shareholders and result in a change of control of our company.

We may pursue the acquisition of a business opportunity or a business combination with a private company.  The likely result of such a transaction would result in our company issuing common shares to shareholders of such private company.  Issuing previously authorized and unissued common shares in the capital of our company will reduce the percentage of common shares owned by existing shareholders and may result in a change in the control of our company and our management.

Our common stock is illiquid and shareholders may be unable to sell their shares.

There is currently a no market for our common stock and we can provide no assurance to investors that a market will develop.  If a market for our common stock does not develop, our shareholders may not be able to re-sell the shares of our common stock that they have purchased and they may lose all of their investment.  Public announcements regarding our company, changes in government regulations, conditions in our market segment or changes in earnings estimates by analysts may cause the price of our common shares to fluctuate substantially. These fluctuations may adversely affect the trading price of our common shares.

We may be unsuccessful at identifying, acquiring and operating suitable business opportunities and if we are unable to find, acquire or operate a suitable opportunity for our company, we may never achieve profitable operations.

We may not be able to find the right business opportunity for our company to become engaged in or we may not succeed in becoming engaged in the business opportunity we choose because we may not act fast enough or have enough money or other attributes to attract the new business opportunity.  Before we begin to have any significant operations, we will have to become involved in a viable business opportunity.  In addition, in order to be profitable, we will have to, among other things, hire consultants and employees, develop products and/or services, market our products/services, ensure supply and develop a customer base.  There is no assurance that we will be able to identify, negotiate, acquire and develop a business opportunity and we may never be profitable.

RISKS RELATED TO OUR COMMON STOCK

Our stock is a penny stock.   Trading of our stock may be restricted by the Securities and Exchange Commission's penny stock regulations which may limit a stockholder's ability to buy and sell our stock.

Our stock is a penny stock.  The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions.  Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors".  The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse.  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission which provides information about penny stocks and the nature and level of risks in the penny stock market.  The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account.  The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation.  In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination  that  the  penny stock is a  suitable  investment for the  purchaser and receive the purchaser's written agreement to the transaction.  These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules.  Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities.  We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

The National Association of Securities Dealers, or NASD, has adopted sales practice requirements which may also limit a stockholder's ability to buy and sell our stock.

In addition to the "penny stock" rules described above, the NASD has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer.  Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information.  Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers.  The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Item 2. Description of Property.

We do not own or lease any real property. Our principal executive offices are controlled by Ms. Celine Totman, our secretary and director, at 3316 West 1st Avenue, Vancouver, British Columbia, Canada, V6R 1G4. We pay $400.00 per month to Ms. Totman pursuant to a one year rental agreement dated December 1, 2004. The agreement was renewed on December 1, 2006 and accrues monthly. We believe our current premises are adequate for our current operations and we do not anticipate that we will require any additional premises in the foreseeable future.

Item 3. Legal Proceedings.

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 4. Submissions of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Our common shares were approved for quotation on the OTC Bulletin Board on April 16, 2007 under the symbol "AROP". There have not been any sales of our stock on the OTC Bulletin Board.

On August 16, 2007, the shareholders' list of our common shares showed 33 registered shareholders and 6,970,909 common shares issued and outstanding.

We have not declared any dividends since incorporation and do not anticipate that we will do so in the foreseeable future. Although there are no restrictions that limit the ability to pay dividends on our common shares, our intention is to retain future earnings for use in our operations and the expansion of our business.

Recent Sales of Unregistered Securities

We did not issue any equity securities during the year ended May 31, 2007 that were not otherwise reported in a quarterly report filed on Form 10-QSB or in a current report filed on Form 8-K.

Equity Compensation Plan Information

We do not have any equity compensation plans in place.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended May 31, 2007.

Item 6. Management's Discussion and Analysis or Plan of Operation.

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 4 of this annual report.

Our consolidated audited financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

Corporate History

We were incorporated on October 27, 2004, in the State of Nevada. Our  principal  offices  are  located  at  3316 West 1st Avenue, Vancouver, British Columbia, Canada, V6R  1G4.  Our phone number is 604.732.8455.

Effective November 8, 2004, we entered into a licensing agreement for the exclusive rights to manufacture, market, distribute and sell the arthritic pain reliever, Arthrospray, in the United States of America and its territories.

Plan of Operation

There have been recent developments in arthritic pain relief that may have a significant negative effect on our company's ability to successfully compete in this market. Therefore, as a result of the recent developments (as discussed in Item 1 of this annual report) in the treatment of arthritic and rheumatic pain, the long lead time and significant expense to become a public company, which was necessary to begin seeking capital to implement our business plan, we are actively seeking to create shareholder value by searching for alternative business opportunities. Accordingly, we determined that this asset was impaired and wrote down the value of the license agreement on our balance sheet from $2,000 to its fair value of $1.00.We can provide no assurance that we will be able to locate any such business opportunities.

We may seek a business opportunity with entities which have recently commenced operations or wish to utilize the public marketplace in order to raise additional capital in order to expand business development activities or develop a new product or service. We may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.  No assurances can be given that we will be successful in locating or negotiating with any startups or find any assets to acquire.

The search for and analysis of new business opportunities will be undertaken by our current management who are not professional business analysts.  In seeking or analyzing prospective business opportunities, our management may utilize the services of outside consultants or advisors.

Management does not have the capacity to conduct as extensive an investigation of a target business as might be undertaken by a venture capital fund or similar institution. As a result, management may elect to merge with a target business which has one or more undiscovered shortcomings and may, if given the choice to select among target businesses, fail to enter into an agreement with the most investment-worthy target business.  Likewise, no assurances can be given that we will be able to enter into a business combination, as to the terms of a business combination, or as to the nature of the target business.

As of the date hereof, management has not made any decisions concerning or entered into any written agreements for a business combination. When any such agreement is reached or other material fact occurs, we will file notice of such agreement or fact with the Securities and Exchange Commission on Form 8-K. Persons reading this report are advised to determine if we have subsequently filed a Form 8-K.

As of May 31, 2007, our company had cash of $1,720 and a working capital deficiency of $76,811.  We anticipate that we will incur approximately $10,000 during the next twelve months in connection with our company locating, evaluating and negotiating potential business opportunities through which to carry out an asset acquisition or business combination.  We anticipate that we will incur additional expenses if we are successful in locating a business opportunity and enter into an agreement to acquire assets or carry out a business combination with a suitable target company.  If we acquire assets, we will require significant funds to develop and commercialize the products or technologies in addition to any acquisition costs that may be incurred.  It is not possible to estimate such funding requirements until such time as we enter into a definitive agreement.

In addition to the costs in locating and evaluating business opportunities as set out above, we estimate our general operating expenses for the next twelve month period to be as follows:

Estimated General Operating Expenses During the Next Twelve Month Period
Operating expenditures
Professional Fees	$20,000
General and Administrative Expenses	$31,000
Total	$51,000

Employees

Currently we have no employees. We anticipate that we will be conducting most of our business through our management and any consultants which we may engage.

Professional Fees

We expect to incur on-going legal, accounting and audit expenses to comply with our reporting responsibilities as a public company under the United States Securities Exchange Act of 1934, as amended.  We estimate such expenses for the next fiscal year to be approximately $20,000.

General and Administrative Expenses

We anticipate spending $31,000 on general and administrative costs in the next twelve month period.  These costs primarily consist of expenses such as office supplies and office equipment.

To date, we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements.  We expect this situation to continue for the foreseeable future.  We anticipate that we will have negative cash flows during the next twelve month period.

We incurred a net loss of $54,657 for the year ended May 31, 2007.  As indicated above, we anticipate that our estimated working capital requirements and projected operating expenses for the next twelve months will be $51,000, excluding the costs associated with locating suitable business opportunities.  As we had a working capital deficiency of $76,811 as of May 31, 2007, we will be required to raise additional funds through the issuance of equity securities or through debt financing in order to carry-out our plan of operations for the next twelve month period.  There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates.

Given that we have not generated any revenues to date, our cash requirements are subject to numerous contingencies and risk factors beyond our control, including operation and acquisition risks, competition from well-funded competitors, and our ability to manage growth.  We can offer no assurance that our company will generate cash flow sufficient to achieve profitable operations or that our expenses will not exceed our projections.  If our expenses exceed estimates, we will require additional monies during the next twelve months to execute our business plan.

There are no assurances that we will be able to obtain funds required for our continued operation.  There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms.  If we are not able to obtain additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease the operation of our business.

There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon obtaining further long-term financing, successful operation or successful development of a suitable alternative business and, finally, achieving a profitable level of operations.  The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders.  Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying disclosures of our company.  Although these estimates are based on management's knowledge of current events and actions that our company may undertake in the future, actual results may differ from such estimates.

Going Concern

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the year ended May 31, 2007, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

NEW ACCOUNTING PRONOUNCEMENTS

We have determined that there were no new accounting pronouncements as of August 14, 2007 which have a material effect on our company or our operations.

Item 7. Financial Statements.

Our financial statements are stated in United States dollars, are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that the audited financial statements for the fiscal year ended May 31, 2007 include all adjustments necessary in order to ensure that the audited financial statements are not misleading.

The following financial statements are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm of Amisano Hanson, Chartered Accountants. for the audited financial statements for the year ended May 31, 2007, dated July 27, 2007;

Balance Sheets at May 31, 2007 and 2006;

Statements of Operations for the year ended May 31, 2007, May 31, 2006 and for the period October 27, 2004 (Date of Inception) to May 31, 2007;

Statements of Cash Flows for the year ended May 31, 2007, May 31, 2006 and for the period October 27, 2004 (Date of Inception) to May 31, 2007;

Statements of Stockholders Equity (Deficiency) for the period October 27, 2004 (Date of Inception) to May 31, 2007; and

Notes to the Consolidated Financial Statements.

ARTHRO PHARMACEUTICALS, INC.

(A Development Stage Company)

REPORT AND FINANCIAL STATEMENTS

May 31, 2007 and 2006

(Stated in US Dollars)

A PARTNERSHIP OF INCORPORATED PROFESSIONALS	AMISANO HANSON
CHARTERED ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders,

Arthro Pharmaceuticals, Inc.

(A Development Stage Company)

We have audited the accompanying balance sheets of Arthro Pharmaceuticals, Inc. (A Development Stage Company) as of May 31, 2007 and 2006 and the related statements of operations, stockholders’ equity and cash flows for the years ended May 31, 2007 and 2006 and the period October 27, 2004 (Date of Inception) to May 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these financial statements referred to above present fairly, in all material respects, the financial position of Arthro Pharmaceuticals Inc. as of May 31, 2007 and 2006 and the results of its operations and its cash flows for the year ended May 31, 2007 and the period October 27, 2004 (Date of Inception) to May 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the development stage, has no established sources of revenue and is dependent on its ability to raise capital from shareholders or other sources to sustain operations. These factors, along with other matters as set forth in Note 1, raise substantial doubt that the Company will be able to continue as a going concern. Management plans in regard to their planned financing and other matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Vancouver, Canada	“AMISANO HANSON”
July 27, 2007	Chartered Accountants

750 West Pender Street, Suite 604 Telephone: 604-689-0188
Vancouver Canada Facsimile: 604-689-9773
V6C 2T7 E-MAIL: amishan@telus.net

ARTHRO PHARMACEUTICALS, INC.

(A Development Stage Company)

BALANCE SHEETS

May 31, 2007 and 2006

(Stated in US Dollars)

		2007	2006
ASSETS
Current
Cash		$1,720	$1,148
Prepaid expense		1,500	1,500

		3,220	2,648

Equipment – Note 3		767	1,096
License agreement – Note 4		1	2,000

		$3,988	$5,744

LIABILITIES

Current
Accounts payable and accrued liabilities		$12,951	$8,178
Due to related parties – Note 7		67,060	18,932

		80,011	27,110

STOCKHOLDERS’ DEFICIENCY

Common stock
75,000,000	shares authorized, $0.001 par value
6,970,909	shares issued (2006: 6,970,909)	6,971	6,971
Additional paid-in capital		66,990	66,990
Deficit accumulated during the development stage		(149,984)	(95,327)

		(76,023)	(21,366)

		$3,988	$5,744

Nature and Continuation of Operations – Note 1

Commitments – Note 8

Subsequent Event – Note 10

SEE ACCOMPANYING NOTES

ARTHRO PHARMACEUTICALS, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

for the years ended May 31, 2007 and 2006 and

for the period October 17, 2004 (Date of Inception) to May 31, 2007

(Stated in US Dollars)

			October 27,
			2004 (Date of
	Years ended		Inception) to
	May 31,		May 31,
	2007	2006	2007

Expenses
Accounting and audit fees	$18,432	$13,000	$36,432
Depreciation	329	400	993
Consulting fees	2,000	14,750	26,750
Filing fees	2,207	360	2,567
Legal fees	752	3,500	4,252
Management fees – Note 7	24,000	24,000	60,000
Office and administration	138	3,138	5,391
Rent – Note 7	4,800	4,800	11,600

Loss for the period before other item	(52,658)	(63,948)	(147,985)

Other item:
Write-down of license agreement – Note 4	(1,999)	-	(1,999)

Net loss for the period	$(54,657)	$(63,948)	$(149,984)

Basic and diluted loss per share	$(0.01)	$(0.01)

Weighted average number of shares outstanding	6,970,909	6,922,964

SEE ACCOMPANYING NOTES

ARTHRO PHARMACEUTICALS, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

for the years ended May 31, 2006 and 2007 and

for the period October 17, 2004 (Date of Inception) to May 31, 2007

(Stated in US Dollars)

			October 27,
			2004 (Date of
	Years ended		Inception) to
	May 31,		May 31,
	2007	2006	2007

Operating Activities
Net loss for the period	$(54,657)	$(63,948)	$(149,984)
Add amounts not involving cash
Depreciation	329	400	993
Consulting fees paid by stock	-	1,750	1,750
Write-down of license agreement	1,999	-	1,999
Change in non-cash working capital balances related to operations
Prepaid expenses	-	900	(1,500)
Accounts payable and accrued liabilities	4,773	5,178	12,951

	(47,556)	(55,720)	(133,791)

Investing Activity
Purchase of equipment	-	-	(1,760)

Financing Activities
Issue of common stock	-	-	70,211
Advances from related parties	48,128	18,932	67,060

	48,128	18,932	137,271

Increase (decrease) in cash during the period	572	(36,788)	1,720

Cash, beginning of the period	1,148	37,936	-

Cash, end of the period	$1,720	$1,148	$1,720

Non-cash Transaction – Note 9

SEE ACCOMPANYING NOTES

ARTHRO PHARMACEUTICALS, INC.

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

for the period October 27, 2004 (Date of Inception) to May 31, 2007

(Stated in US Dollars)

					Deficit
					Accumulated
				Additional	During the
		Common Shares		Paid-in	Development
		Number	Par Value	Capital	Stage	Total

Balance, October 27, 2004		-	$-	$-	$-	$-
Issued for cash:
for private placement	- at $0.001	3,000,000	3,000	-	-	3,000
	- at $0.035	1,920,909	1,921	65,290	-	67,211
Issued for license agreement	- at $0.001	2,000,000	2,000	-	-	2,000
Net loss for the period		-	-	-	(31,379)	(31,379)

Balance, May 31, 2005		6,920,909	6,921	65,290	(31,379)	40,832
Issued for consulting services	- at $0.035	50,000	50	1,700	-	1,750
Net loss for the year		-	-	-	(63,948)	(63,948)

Balance, May 31, 2006		6,970,909	6,971	66,990	(95,327)	(21,366)
Net loss for the year		-	-	-	(54,657)	(54,657)

Balance, May 31, 2007		6,970,909	$6,971	$66,990	$(149,984)	$(76,023)

SEE ACCOMPANYING NOTES

ARTHRO PHARMACEUTICALS, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

May 31, 2007 and 2006

(Stated in US Dollars)

Note 1	Nature and Continuance of Operations

Arthro Pharmaceuticals Inc. (the “Company”) was incorporated in the State of Nevada on October 27, 2004, and is in the development stage. On November 8, 2004, the Company entered into a License Agreement to manufacture, market and distribute an arthritic pain reliever under the name ‘Arthrospray’ (Note 4). The Company is also seeking alternative business opportunities.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At May 31, 2007, the Company had not yet achieved profitable operations, has accumulated losses of $143,485 since its inception, has a working capital deficiency of $72,291 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

Management plans to continue to provide for its capital needs during the year ended May 31, 2008, by issuing equity securities or seeking short-tem loans from its directors or officers.

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

The financial statements have, in management’s opinion, been properly prepared within the framework of the significant accounting policies summarized below:

Development Stage Company

The Company complies with Financial Accounting Standard Board Statement (“FAS”) No. 7 for its characterization of the Company as a development stage company.

Arthro Pharmaceuticals Inc.

(A Development Stage Company)

Notes to the Financial Statements

May 31, 2007 and 2006

(Stated in US Dollars) – Page 2

Note 2	Summary of Significant Accounting Policies – (cont’d)

Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities are translated into United States dollars at the exchange rate in effect at the end of the period. Non-monetary assets and liabilities are translated at the exchange rate prevailing when the assets were acquired or the liabilities assumed. Revenues and expenses are translated at the rate approximating the rate of exchange on the transaction date. All exchange gains and losses on transactions denominated in currencies other than the functional currency are included in the determination of net income (loss) for the period.

Basic and Diluted Loss Per Share

The Company reports basic loss per share in accordance with the FAS No. 128, “Earnings Per Share.” Basic loss per share is computed using the weighted average number of shares outstanding during the period. The Company has no dilutive potential common shares, which would give rise to calculation of diluted loss per share.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes pursuant to FAS, No. 109 “Accounting for Income Taxes.” Under the assets and liability method of FAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carryforwards and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Equipment

Equipment, which consists of computer equipment, is recorded at cost. The Company provides for depreciation using a 30% declining balance annual rate.

Additions during the year are amortized at one-half the annual rate.

License Agreement

The License Agreement is recorded at cost. As the License Agreement has an indefinite life, no amortization is provided. The License Agreement is reviewed periodically for impairment of value. An impairment loss will be recognized when the carrying value exceeds fair value.

Arthro Pharmaceuticals Inc.

(A Development Stage Company)

Notes to the Financial Statements

May 31, 2007 and 2006

(Stated in US Dollars) – Page 3

Note 2	Summary of Significant Accounting Policies – (cont’d)

Impairment of Long-lived Assets

Long-lived assets are reviewed for impairment in accordance with FAS No 144, “Accounting for the Impairment or Disposal of Long-lived Assets.” Under FAS No. 144, these assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized for the amount, if any, which the carrying value of the asset exceeds the fair value.

Financial Instruments

The carrying value of the Company’s financial instruments consisting of cash, accounts payable and accrued liabilities and due to related parties approximate their fair value due to the short-term maturity of such instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

New Accounting Standards

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FAS Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”. The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FAS No. 109, “Accounting for Income Taxes”. Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax position. The interpretation is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows; however, the Company is still analyzing the effects of FIN 48.

In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements”. This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The Statement is to be effective for the Company’s financial statements issued in 2008; however, earlier application is encouraged. The Company is currently evaluating the timing of adoption and the impact that adoption might have on its financial position or results of operations.

Arthro Pharmaceuticals Inc.

(A Development Stage Company)

Notes to the Financial Statements

May 31, 2007 and 2006

(Stated in US Dollars) – Page 4

Note 2	Summary of Significant Accounting Policies – (cont’d)

New Accounting Standards – (cont’d)

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”). Due to diversity in practice among registrants, SAB 108 expressed SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged. SAB 108 did not have a material impact on its financial position or results from operations.

In December 2006, the FASB issued FAS Staff Position (“FSP”) EITF 00-19-2, “Accounting for Registration Payment Arrangements”. This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with FAS No. 5, “Accounting for Contingencies”. This FSP is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that re entered into or modified subsequent to December 31, 2006. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to December 31, 2006, the guidance in the FSP is effective January 1, 2006 for the Company. This FSP did not have a material impact on its financial position or results from operations.

On February 15, 2007, the FASB issued FAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. FAS No. 159 is effective for the Company’s financial statements issued in 2008. The Company is currently evaluating the impact that the adoption of FAS No. 159 might have on its financial position or results of operations.

Note 3	Equipment

2007
Accumulated
	Cost	Depreciation	Net

Computer equipment	$ 1,760	$ 993	$ 767

2006
Accumulated
	Cost	Depreciation	Net

Computer equipment	$ 1,760	$ 664	$ 1,096

Arthro Pharmaceuticals Inc.

(A Development Stage Company)

Notes to the Financial Statements

May 31, 2007 and 2006

(Stated in US Dollars) – Page 5

Note 4	License Agreement

The Company entered into a License Agreement on November 8, 2004, to acquire the intellectual and marketing license rights, in the United States and its territories, to an arthritic pain reliever “Arthrospray.” The Company issued 2,000,000 common shares to the President of the Company at a fair value of $0.001, for a cost of $2,000, to acquire the license. During the year ended May 31, 2007, the Company determined that this asset was impaired and wrote it down to its fair value of $1.

Note 5	Deferred Tax Assets

The following table summarizes the significant components of the Company’s deferred tax assets, after applying enacted corporation income tax rates of 35%:

	2007	2006
Deferred tax assets
Non-capital loss carryforward	$41,356	$20,525
Less valuation allowance	(41,356)	(20,525)

	$-	$-

The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards that is more likely-than-not to be realized from future operations. Management considers it more-likely-than-not that the loss carryforward amounts will not be utilized against future income and, accordingly, a full valuation allowance has been applied.

Note 6	Income Taxes

No provision for income taxes has been provided for in these financial statements due to the net loss. At May 31, 2007, the Company has net operating loss carryforwards, totalling approximately $149,000, the benefit of which has not been recorded in the financial statements. These losses will expire, if unused, commencing in 2025.

Note 7	Related Party Transactions – Notes 4 and 8

During the year ended May 31, 2007, the Company was charged $24,000 (2006: $24,000) for management services and $4,800 (2006: $4,800) for rent to directors of the Company.

Amounts due to related parties of $67,060 (2006: $18,932) at May 31, 2007 are for cash advances, management fees, rent and office expenses incurred or paid on behalf of the Company by the Company's directors.

Note 8	Commitments

The Company has a premises rental agreement with a director of the Company at the monthly rate of $400 until November 30, 2007.

Arthro Pharmaceuticals Inc.

(A Development Stage Company)

Notes to the Financial Statements

May 31, 2007 and 2006

(Stated in US Dollars) – Page 6

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

Note 10	Subsequent Event

Subsequent to May 31, 2007, a director of the Company advanced $5,880 to the Company. This advance is unsecured, non-interest bearing and has no specific terms for repayment.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this annual report, being May 31, 2007. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief executive officer and our company's secretary and treasurer. Based upon that evaluation, our company's president and chief executive officer and our company's secretary and treasurer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Item 8B. Other Information.

None.

PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act.

All directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Peter R. Hughes	President, Chief Executive Officer and Director	45	October 27, 2004
Celine Totman	Secretary, Treasurer and Director	34	October 27, 2004

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person's business experience, principal occupation during the period, and the name and principal business of the organization by which they were employed.

Peter R. Hughes

Mr. Hughes is a businessman and has been our president, chief executive officer and director since October 27, 2004. Mr. Hughes has been actively involved in the pharmaceutical industry as an executive officer and director for over 18 years. Mr. Hughes has experience in marketing and sales of consumer product lines, product management, product licensing, product manufacturing and US government regulations regarding health products as well as public company experience. He holds a Bachelors Degree in Science from the University of British Columbia (1983) and successfully completed the Canadian Securities Course in 1985.

Celine Totman

Celine Totman has been our secretary, treasurer and director since October 27, 2004. Ms. Totman received a Masters Degree in Environmental Sciences from the University of Geneva, Switzerland in 1998 and a Bachelor Degree in Biology from the University of Geneva, Switzerland in 1996. Ms. Totman is a Registered Professional Biologist with the Association of Professional Biologists of British Columbia and, for the past five years has worked as an environmental scientist and biologist in Vancouver, British Columbia, Canada. Her specialty is environmental risk assessment and water quality. Ms. Totman's work experience also includes market research and analysis for various industries and website development and design.

Family Relationships

Mr. Hughes and Ms. Totman are married.

Involvement in Certain Legal Proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
3.

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.

being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended May 31, 2007, all filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Peter Hughes	1(1)	1(1)	1(1)
Celine Totman	1(1)	1(1)	1(1)

(1)	The named officer, director or greater than 10% stockholder, as applicable, filed a late Form 3 – Initial Statement in Beneficial Ownership of Securities.

Code of Ethics

On August 17, 2007, our company's board of directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, our company's president (being our principal executive officer) and our company's secretary (being our principal financial and accounting officer and controller), as well as persons performing similar functions. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

(1)	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
(2)

full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

(3)	compliance with applicable governmental laws, rules and regulations;
(4)	the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and
(5)	accountability for adherence to the Code of Business Conduct and Ethics.

Our Code of Business Conduct and Ethics requires, among other things, that all of our company's personnel shall be accorded full access to our president and secretary with respect to any matter which may arise relating to the Code of Business Conduct and Ethics. Further, all of our company's personnel are to be accorded full access to our company's board of directors if any such matter involves an alleged breach of the Code of Business Conduct and Ethics by our president or secretary.

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly managers and/or supervisors, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal , provincial and state securities laws. Any employee who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to his or her immediate supervisor or to our company's president or secretary. If the incident involves an alleged breach of the Code of Business Conduct and Ethics by the president or secretary, the incident must be reported to any member of our board of directors. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company's Code of Business Conduct and Ethics by another.

Our Code of Business Conduct and Ethics is filed as Exhibit 14.1 to this annual report on Form 10-KSB filed with the Securities and Exchange Commission. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Arthro Pharmaceuticals Inc., 3316 West 1st Avenue, Vancouver, British Columbia, Canada V6R 1G4.

Nomination Process

As of August 17 , 2007, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company's requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

Audit Committee and Audit Committee Financial Expert

We do not have a standing audit committee at the present time. Our board of directors has determined that we do not have a board member that qualifies as an "audit committee financial expert" as defined in Item 401(e) of Regulation S-B.

We believe that our members of our board of directors are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have an audit committee because we believe that the functions of an audit committee can be adequately performed by the board of directors. In addition, we believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any revenues from operations to date.

Item 10. Executive Compensation.

The particulars of compensation paid to the following persons:

(a)	our principal executive officer;
(b)	each of our two most highly compensated executive officers who were serving as executive officers at the year ended May 31, 2007; and
(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, of our company for the years ended May 31, 2007 and 2006, are set out in the following summary compensation tables:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa-tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa-tion ($)	Total ($)
Peter Hughes President, Chief Executive Officer and Director(1)	2007 2006	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	$24,000 $24,000	$24,000 $24,000

(1)	Peter Hughes was appointed as our President, Chief Executive Officer and director on October 27, 2004.

We have not entered into any employment agreement or consulting agreements with our directors and executive officers. There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors.

Stock Options and Stock Appreciation Rights

During the year ended May 31, 2007, we did not grant any stock options or stock appreciation rights to any of our directors or officers and there were no stock options or stock appreciation rights outstanding on May 31, 2007.

Director Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings. We did not pay any other director's fees or other cash compensation for services rendered as a director for the year ended May 31, 2007.

We have no formal plan for compensating our directors for their service in their capacity as directors, although such directors are expected in the future to receive stock options to purchase common shares as awarded by our board of directors or (as to future stock options) a compensation committee which may be established. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director. No director received and/or accrued any compensation for their services as a director, including committee participation and/or special assignments.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of August 16, 2007, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by our directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. Except as otherwise noted, the number of shares beneficially owned includes common stock which the named person has the right to acquire, through conversion or option exercise, or otherwise, within 60 days after August 16, 2007. Beneficial ownership calculations for 5% stockholders are based solely on publicly filed Schedule 13Ds or 13Gs, which 5% stockholders are required to file with the Securities and Exchange Commission.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Peter Hughes 3316 West 1st Avenue Vancouver, British Columbia Canada V6R 1G4	2,000,000	28.69%
Celine Totman 3316 West 1st Avenue Vancouver, British Columbia Canada V6R 1G4	3,000,000	43.04%
Albert Legrand Dieweg 53 1180 Brussel Belgium	587,636	8.4%
Directors and Officers (3) (as a group)	5,000,000	71.73%

(1)          Based on 6,970,909 shares outstanding as of August 16, 2007. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Equity Compensation Plan Information

As at May 31, 2007, we do not have any equity compensation plans in place.

Item 12. Certain Relationships and Related Transactions and Director Independence.

Except as described below, no director, executive officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, during the year ended May 31, 2007, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

Peter Hughes and Celine Totman, our officers and directors, have made a series of unsecured, non-interest bearing demand loans to our company that were necessary to keep our operations going, which included management fees, rent and office expenses. As at May 31, 2007, these loans totalled $67,060 (2006: $18,932).

During the year ended May 31, 2007, we accrued management fees owing to Peter Hughes totalling $24,000 (2006: $24,000) and we accrued rent owing to Celine Totman totalling $4,800 (2006: $4,800).

Independent Directors

We do not have any independent directors.

Item 13. Exhibits.

Exhibits Required by Item 601 of Regulation S-B

The following Exhibits are filed with this report:

Exhibit Number	Description
1.1	Licensing Agreement with Peter Hughes (incorporated by reference from our Registration Statement on Form SB-2 filed on April 18, 2006)
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on April 18, 2006)
3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2 filed on April 18, 2006)
4.1	Regulation "S" Securities Subscription Agreement (incorporated by reference from our Registration Statement on Form SB-2 filed on April 18, 2006)
14.1*	Code of Ethics
31.1*

Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

Item 14. Principal Accountant Fees and Services.

Audit Fees

Our board of directors appointed Amisano Hanson, Chartered Accountants, as independent auditors to audit our financial statements for the current fiscal year. The aggregate fees billed by Amisano Hanson for professional services rendered for the audit of our annual financial statements included in this annual report on Form 10-KSB for the fiscal year ended May 31, 2007 were $9,935 and for the fiscal year ended May 31, 2006 were $6,896.

Audit Related Fees

For the fiscal years ended May 31, 2007 and 2006, the aggregate fees billed for assurance and related services by Amisano Hanson relating to our quarterly financial statements which are not reported under the caption "Audit Fees" above, were $nil and $nil.

Tax Fees

For the fiscal years ended May 31, 2007 and 2006, the aggregate fees billed for tax compliance, by Amisano Hanson were $nil and $nil.

All Other Fees

For the fiscal years ended May 31, 2007 and 2006, the aggregate fees billed by Amisano Hanson for other non-audit professional services, other than those services listed above, totaled $6,681 and $7,653.

Our board of directors, who acts as our audit committee, has adopted a policy governing the pre-approval by the board of directors of all services, audit and non-audit, to be provided to our company by our independent auditors. Under the policy, the board or directors has pre-approved the provision by our independent auditors of specific audit, audit related, tax and other non-audit services as being consistent with auditor independence. Requests or applications to provide services that require the specific pre-approval of the board of directors must be submitted to the board of directors by the independent auditors, and the independent auditors must advise the board of directors as to whether, in the independent auditor's view, the request or application is consistent with the Securities and Exchange Commission's rules on auditor independence.

The board of directors has considered the nature and amount of the fees billed by Amisano Hanson and believes that the provision of the services for activities unrelated to the audit is compatible with maintaining the independence of Amisano Hanson.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARTHRO PHARMACEUTICALS INC.

/s/ Peter Hughes

By: Peter Hughes, President, Chief Executive Officer and Director

(Principal Executive Officer, Principal Financial Officer and

Principal Accounting Officer)

Dated: August 29, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Peter Hughes

By: Peter Hughes, President, Chief Executive Officer and Director

(Principal Executive Officer, Principal Financial Officer and

Principal Accounting Officer)

Dated: August 29, 2007

/s/ Celine Totman

By: Celine Totman, Secretary, Treasurer and Director

Dated: August 29, 2007

CW1373972.4