Form 10QSB
period 2007-08-31
PANTERA PETROLEUM INC.
filed 2007-10-22
CIK 1346526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31 2007

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission file number 000-52506

PANTERA PETROLEUM INC.
(Exact name of small business issuer as specified in its charter)

Nevada	98-0440762
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3316 West 1st Avenue
Vancouver, British Columbia, Canada V6R 1G4
(Address of principal executive offices)

604.732.8455
(Issuer's telephone number)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes [X]   No [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [X]   No [   ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the
Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 111,534,544 common shares issued and outstanding as of October 9, 2007

Transitional Small Business Disclosure Format (Check one): Yes [   ]   No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

          It is the opinion of management that the interim financial statements for the quarter ended August 31, 2007 include all adjustments necessary in order to ensure that the interim financial statements are not misleading.

PANTERA PETROLEUM INC.

(formerly Arthro Pharmaceuticals, Inc.)

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

August 31, 2007

(Stated in US Dollars)

(Unaudited)

PANTERA PETROLEUM INC.
(formerly Arthro Pharmaceuticals, Inc.)
(A Development Stage Company)
INTERIM BALANCE SHEETS
August 31, 2007 and May 31, 2007
(Stated in US Dollars)
(Unaudited)

	August 31,	May 31,
	2007	2007
ASSETS

Current
Cash	$786	$1,720
Prepaid expense	1,125	1,500

	1,911	3,220
Equipment	-	767
License agreement – Note 3	1	1

	$1,912	$3,988

LIABILITIES

Current
Accounts payable and accrued liabilities	$17,505	$12,951
Due to related parties – Note 4	80,140	67,060

	97,645	80,011

STOCKHOLDERS’ DEFICIENCY

Common stock
1,200,000,000 shares authorized, $0.001 par value
111,534,544 shares issued (May 31, 2007: 111,534,544 shares)	111,535	111,535
Additional paid-in capital	(37,574)	(37,574)
Deficit accumulated during the development stage	(169,694)	(149,984)

	(95,733)	(76,023)

	$1,912	$3,988

SEE ACCOMPANYING NOTES

PANTERA PETROLEUM INC.
(formerly Arthro Pharmaceuticals, Inc.)
(A Development Stage Company)
INTERIM STATEMENTS OF OPERATIONS
for the three months ended August 31, 2007 and 2006 and
for the period October 27, 2004 (Date of Inception) to August 31, 2007
(Stated in US Dollars)
(Unaudited)

			October 27,
			2004 (Date of
	Three Months Ended		Inception) to
	August 31,		August 31,
	2007	2006	2007

Expenses
Accounting and audit fees	$2,000	$4,816	$38,432
Amortization	-	82	993
Consulting fees	-	-	26,750
Filing fees	475	375	3,042
Legal fees	9,210	-	13,462
Management fees – Note 4	6,000	6,000	66,000
Office and administration	58	70	5,449
Rent – Note 4	1,200	1,200	12,800

Loss before other items	(18,943)	(12,543)	(166,928)

Other items:
Write-down of license agreement	-	-	(1,999)
Write-down of equipment	(767)	-	(767)

Net loss for the period	$(19,710)	$(12,543)	$(169,694)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	111,534,544	111,534,544

SEE ACCOMPANYING NOTES

PANTERA PETROLEUM INC.
(formerly Arthro Pharmaceuticals, Inc.)
(A Development Stage Company)
INTERIM STATEMENTS OF CASH FLOWS
for the three months ended August 31, 2007 and 2006 and
for the period October 27, 2004 (Date of Inception) to August 31, 2007
(Stated in US Dollars)
(Unaudited)

			October 27,
			2004 (Date of
	Three Months Ended		Inception) to
	August 31,		August 31,
	2007	2006	2007

Operating Activities
Net loss for the period	$(19,710)	$(12,543)	$(169,694)
Add amounts not involving cash:
Amortization	-	82	993
Consulting fees paid by stock	-	-	1,750
Write-down of license agreement	-	-	1,999
Write-down of equipment	767	-	767
Changes in non-cash working capital
balances related to operations
Prepaid expenses	375	375	(1,125)
Accounts payable and accrued liabilities	4,554	(1,178)	17,505

	(14,014)	(13,264)	(147,805)

Investing Activity
Purchase of equipment	-	-	(1,760)

Financing Activities
Issue of common stock	-	-	70,211
Advances from related parties	13,080	12,697	80,140

	13,080	12,697	150,351

Increase (decrease) in cash during the period	(934)	(567)	786

Cash, beginning of the period	1,720	1,148	-

Cash, end of the period	$786	$581	$786

SEE ACCOMPANYING NOTES

PANTERA PETROLEUM INC.
(formerly Arthro Pharmaceuticals, Inc.)
(A Development Stage Company)
INTERIM STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
for the period October 27, 2004 (Date of Inception) to August 31, 2007
(Stated in US Dollars)
(Unaudited)

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	*Number	Par Value	Capital	Stage	Total

Balance, October 27, 2004
(Date of Inception)	-	$-	$-	$-	$-
Issued for cash:
For private placement
– at $0.000063	48,000,000	48,000	(45,000)	-	3,000
– at $0.0022	30,734,544	30,735	36,476	-	67,211
Issued for license agreement
– at $0.000063	32,000,000	32,000	(30,000)	-	2,000
Net loss for the period	-	-	-	(31,379)	(31,379)

Balance, May 31, 2005	110,734,544	110,735	(38,524)	(31,379)	40,832
Issued for consulting services
– at $0.0022	800,000	800	950	-	1,750
Net loss for the year	-	-	-	(63,948)	(63,948)

Balance, May 31, 2006	111,534,544	111,535	(37,574)	(95,327)	(21,366)
Net loss for the year	-	-	-	(54,657)	(54,657)

Balance, May 31, 2007	111,534,544	111,535	(37,574)	(149,984)	(76,023)
Net loss for the period	-	-	-	(19,710)	(19,710)

Balance, August 31, 2007	111,534,544	$111,535	$(37,574)	$(169,694)	$(95,733)

*	The common stock issued has been retroactively restated to reflect a forward stock split of 16 new shares of common stock for one old share of common stock, effective September 28, 2007 (Note 6).

SEE ACCOMPANYING NOTES

PANTERA PETROLEUM INC.
(formerly Arthro Pharmaceuticals, Inc.)
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
August 31, 2007
(Stated in US Dollars)
(Unaudited)

Note 1	Interim Reporting

The accompanying unaudited interim financial statements have been prepared by Pantera Petroleum Inc. (formerly Arthro Pharmaceuticals, Inc.) (the “Company”) pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. Such adjustments consist of normal recurring adjustments. These interim financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal period ended May 31, 2007.

The results of operations for the three months ended August 31, 2007 are not indicative of the results that may be expected for the full year.

Note 2	Nature and Continuance of Operations

Arthro Pharmaceuticals Inc. (the “Company”) was incorporated in the State of Nevada on October 27, 2004, and is in the development stage. On November 8, 2004, the Company entered into a License Agreement to manufacture, market and distribute an arthritic pain reliever under the name ‘Arthrospray’ (Note 3). The Company is seeking alternative business opportunities.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At August 31, 2007, the Company had not yet achieved profitable operations, has accumulated losses of $169,694 since its inception, has a working capital deficiency of $95,734 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

Pantera Petroleum Inc.
(formerly Arthro Pharmaceuticals, Inc.)
(A Development Stage Company)
Notes to the Interim Financial Statements
August 31, 2007
(Stated in US Dollars)
(Unaudited) – Page 2

Note 2	Nature and Continuance of Operations – (cont’d)

Management plans to continue to provide for its capital needs during the year ended May 31, 2008 by issuing equity securities or seeking short-tem loans from its directors or officers.

Note 3	License Agreement

The Company entered into a License Agreement on November 8, 2004, to acquire the intellectual and marketing license rights, in the United States and its territories, to an arthritic pain reliever “Arthrospray.” The Company issued 2,000,000 pre-forward split (32,000,000 post forward split) common shares to the President of the Company at a fair value of $0.001 (pre-forward split), for a cost of $2,000, to acquire the license. During the year ended May 31, 2007, the Company determined that this asset was impaired and wrote it down to its fair value of $1.

Note 4	Related Party Transactions – Notes 3 and 5

During the three months ended August 31, 2007, the Company paid $6,000 (2006: $6,000) for management services and $1,200 (2006: $1,200) for rent to a director and an officer of the Company.

Amounts due to related parties of $80,140 at August 31, 2007 (May 31, 2007: $67,060) are for cash advances, management fees, rent and office expenses incurred or paid on behalf of the Company by the Company's two directors.

Note 5	Commitments

The Company has a rental agreement with a director of the Company with respect to the rental of a portion of her premises for $400 a month until November 30, 2007.

Note 6	Subsequent Events

On September 12, 2007, the Company entered into a Letter of Intent with Pantera Oil and Gas PLC (“Pantera”), whereby the Company agreed that in consideration of the issuance of 250,000 pre- forward split (4,000,000 post forward split) shares of the Company’s common stock to Pantera and the payment of $50,000, the Company will receive the right to acquire up to 85% of the shares of each of Aurora Petroleos SA (“Aurora”) and Boreal Petroleos SA (“Boreal”) as follows:

i)

on or before November 30, 2007, the Company has the right, but not the obligation, to acquire 15% of the issued shares of each of Aurora and Boreal for an aggregate of $150,000 (as to $75,000 to each of Aurora and Boreal) (“Investment One”);

Pantera Petroleum Inc.
(formerly Arthro Pharmaceuticals, Inc.)
(A Development Stage Company)
Notes to the Interim Financial Statements
August 31, 2007
(Stated in US Dollars)
(Unaudited) – Page 3

Note 6	Subsequent Events – (cont’d)

ii)

on or before February 28, 2008 and subject to the completion of Investment One, the Company has the right, but not the obligation, to acquire an additional 15% of the issued shares of each of Aurora and Boreal for an aggregate of $600,000 (as to $300,000 to each of Aurora and Boreal) (“Investment Two”);

iii)

on or before October 31, 2008 and subject to the completion of Investment One and Investment Two, the Company has the right, but not the obligation, to acquire an additional 25% of the issued shares of each of Aurora and Boreal for an aggregate of $1,000,000 (as to $500,000 to each of Aurora and Boreal) (“Investment Three”); and

iv)

on or before July 31, 2009 and subject to the completion of Investment One, Investment Two and Investment Three, the Company has the right, but not the obligation, to acquire an additional 30% of the issued shares of each of Aurora and Boreal for an aggregate of $5,200,000 (as to $2,600,000 to each of Aurora and Boreal).

Aurora and Boreal have the rights to oil and gas commissions in northern Paraguay.

This letter of intent is subject to the completion of due diligence, approval of the regulatory authorities and boards of each company and the completion of a formal agreement.

On September 18, 2007, the directors of the Company approved of a plan of merger effective September 28, 2007 between the Company and Pantera Petroleum Inc., a company incorporated in the state of Nevada. The purpose of the merger was to facilitate a name change to Pantera Petroleum Inc. to better reflect the direction and business of the Company.

Effective September 28, 2007 the Company effected a 16 old for one new forward stock split resulting in 111,534,544 (6,970,909 pre-forward split) common shares outstanding. The number of authorized shares and the par value per share as referred to in these financial statements has been restated wherever applicable to give retroactive effect on the forward stock split.

Item 2. Management's Discussion and Analysis or Plan of Operation.

FORWARD-LOOKING STATEMENTS

          This quarterly report contains forward-looking statements as that term is defined in Section 27A of the United States Securities Act of 1933 and Section 21E of the United States Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

          Financial information contained in this quarterly report and in our unaudited interim financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles. The following discussion should be read in conjunction with our unaudited interim financial statements and the related notes that appear elsewhere in this quarterly report.

          As used in this quarterly report, and unless otherwise indicated, the terms "we", "us" and "our" mean Pantera Petroleum Inc., unless otherwise indicated.

Corporate History

          We were incorporated on October 27, 2004, in the State of Nevada. Our principal offices are located at 3316 West 1st Avenue, Vancouver, British Columbia, Canada, V6R 1G4. Our phone number is 604.732.8455.

          Effective September 28, 2007, we completed a merger with our subsidiary, Pantera Petroleum Inc., a Nevada corporation. As a result, we changed our name from “Arthro Pharmaceuticals, Inc.” to “Pantera Petroleum Inc.” We changed the name of our company to better reflect the direction and business of our company.

          In addition, effective September 28, 2007 we effected a sixteen (16) for one (1) forward stock split of our authorized, issued and outstanding common stock. As a result, our authorized capital has increased from 75,000,000 shares of common stock with a par value of $0.001 to 1,200,000,000 shares of common stock with a par value of $0.001. Our issued and outstanding share capital has increased from 6,970,909 shares of common stock to 111,534,544 shares of common stock.

          The name change and forward stock split became effective with NASDAQ’s Over-the-Counter Bulletin Board at the opening for trading on September 28, 2007 under the new stock symbol “PTPE”. Our new CUSIP number is 69866L 101.

Our Current Business

          Effective November 8, 2004, we entered into a licensing agreement for the exclusive rights to manufacture, market, distribute and sell the arthritic pain reliever, Arthrospray, in the United States of America.

          Arthrospray is a non-prescription, topical arthritic pain reliever formulated to penetrate the skin to provide fast, soothing relief from arthritic pain. All active ingredients are exempt from new drug status by the Food and Drug Administration (FDA) for the purposes of providing topical arthritic pain relief. Our plan was to manufacture, market and distribute Arthrospray in the U.S.

          Recent developments in arthritic pain relief have had a significant negative effect on our company's ability to successfully compete in this market. These developments include the administration of the drugs Mabthera, Toulizunab and Orencia, which the Medical University of Vienna used in clinical trials. These drugs were shown to diminish signs and symptoms of rheumatoid arthritis, improve physical function and health status and retard progression of joint damage. These drugs, if successfully brought to market, would be far superior to topical pain relievers. Therefore, as a result of the recent developments in the treatment of arthritic and rheumatic pain, the long lead time and significant expense to become a public company, which was necessary to begin seeking capital to implement our business plan, we are actively seeking to create shareholder value by searching for alternative business opportunities. We can provide no assurance that we will be able to locate any such business opportunities.

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

          The search for and analysis of new business opportunities is being undertaken by our president, Chris Metcalf. In seeking or analyzing prospective business opportunities, Mr. Metcalf may utilize the services of outside consultants or advisors.

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

          As a result of management’s efforts, on September 12, 2007, we entered into a letter of intent with Pantera Oil and Gas PLC, whereby we agreed that in consideration of the issuance of 4,000,000 shares of our common stock to Pantera and the payment of $50,000, we will receive the right to acquire up to 85% of the shares of each of Aurora Petroleos SA (“Aurora”) and Boreal Petroleos SA (“Boreal”) as follows:

1.

on or before November 30, 2007, we have the right, but not the obligation, to acquire 15% of the issued shares of each of Aurora and Boreal for an aggregate of $150,000 (as to $75,000 to each of Aurora and Boreal) (“Investment One”);

2.

on or before February 28, 2008 and subject to the completion of Investment One, we have the right, but not the obligation, to acquire an additional 15% of the issued shares of each of Aurora and Boreal for an aggregate of $600,000 (as to $300,000 to each of Aurora and Boreal) (“Investment Two”);

3.

on or before October 31, 2008 and subject to the completion of Investment One and Investment Two, we have the right, but not the obligation, to acquire an additional 25% of the issued shares of each of Aurora and Boreal for an aggregate of $1,000,000 (as to $500,000 to each of Aurora and Boreal) (“Investment Three”); and

4.

on or before July 31, 2009 and subject to the completion of Investment One, Investment Two and Investment Three, we have the right, but not the obligation, to acquire an additional 30% of the issued shares of each of Aurora and Boreal for an aggregate of $5,200,000 (as to $2,600,000 to each of Aurora and Boreal).

          Each of Aurora and Boreal agree that they will use all funds that they respectively receive in connection with the acquisitions exclusively towards the exploration and development of the concessions held by each of Aurora and Boreal.

          Upon execution of the formal agreement, we will have the right to nominate one director to the board of directors of each of Aurora and Boreal, which number will increase as we continue to acquire further equity in each of Aurora and Boreal.

          The transactions contemplated by the letter of intent are subject to a number of conditions, including the completion of due diligence and receipt of approvals from all necessary regulatory bodies and the boards of each of our company, Pantera, Aurora and Boreal, and entering into a formal written agreement with additional terms and conditions, including reasonable representations and warranties, which are to be negotiated.

          Aurora has recently acquired the rights to concessions in northern Paraguay consisting of three tracts: Tagua, Toro, and Cerro Cabrera. They are located in the eastern extensions of the prolific Chaco Basin, where, in Bolivia and Argentina, significant reserves of gas, oil and condensate have been discovered. The three tracts are prospective for oil and gas in the same stratigraphic zones that produce in Bolivia and Argentina. The Tagua tract, 300 square kilometers in area, is located in the Carandayty Sub-Basin on the border with Bolivia. It is approximately 20 kilometers from a Paraguayan well (Mendoza 1-R) that tested gas from two zones and approximately 110 kilometers from the nearest producing field in Bolivia. The Toro tract, 2,400 square kilometers in area, is located in the Curupayty Sub-Basin in north central Paraguay. It is near two wells with oil and gas shows. The Cerro Cabrera Block, 5,170 square kilometers in area, is located in northern Paraguay on the Bolivian border. It is located directly across the Izozog High from the Mendoza 1-R well that tested gas from two zones and 240 kilometers from the nearest producing fields in Bolivia.

          Boreal has recently acquired the rights to concessions in northern Paraguay consisting of two tracts: Pantera and Bahia Negra. They are also located in the eastern extensions of the prolific Chaco Basin, where, in Bolivia and Argentina, significant reserves of gas, oil and condensate have been discovered. The two tracts are prospective for oil and gas in the same stratigraphic zones that produce in Bolivia and Argentina. The Pantera tract, 3,000 square kilometers in area, is located in the Curupayty Sub-Basin on the border with Bolivia. It is located in the center of the sub-basin in the area most prospective for oil production. The Bahia Negra tract, 4,800 square kilometers in area, is located at the southern end of the Curupayty Sub-Basin in north central Paraguay. It is near two wells with oil and gas shows and is also well located in an area prospective for oil or gas production.

          As of the date of this quarterly report, management has not entered into any formal written agreements for a business combination or opportunity. When any such agreement is reached, we intend to disclose such an agreement by filing a current report on Form 8-K with the Securities and Exchange Commission.

Competition

          Currently, we are attempting to satisfy the conditions, including the completion of due diligence and receipt of approvals from all necessary regulatory bodies and our board of directors, set forth in the letter of intent. Due to such conditions, there is no assurance that we will be able to negotiate mutually acceptable terms and conditions of a formal agreement. If we are unable to negotiate, execute and consummate a formal agreement, we will continue to simultaneously seek compatible or alternate business opportunities with established business entities for the merger of a target business with our company.

          We anticipate that we will encounter competition from other entities having business objectives similar to ours. We are in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. We are an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial, marketing, technical, human and other resources than we do. Consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

          Furthermore, if we succeed in effecting a business combination, there will, in all likelihood, be intense competition from competitors of the target business. Subsequent to our initial business combination, we may not have the resources to compete effectively in a new industry.

Employees

          Other than our president and chief executive officer, Chris Metcalf, we have no employees. In seeking or analyzing prospective business opportunities, our president, Chris Metcalf, may utilize the services of outside consultants or advisors.

Plan of Operation

          Discussion of our financial condition and results of operations should be read in conjunction with our unaudited interim financial statements and the notes thereto included elsewhere in this quarterly report prepared in accordance with accounting principles generally accepted in the United States. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those anticipated in these forward-looking statements.

          We are currently seeking a business opportunity with entities which have recently commenced operations or wish to utilize the public marketplace in order to raise additional capital in order to expand business development activities or develop a new product or service. We may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries. No assurances can be given that we will be successful in locating or negotiating with any startups or find any assets to acquire.

          The search for and analysis of new business opportunities is being undertaken by our president, Chris Metcalf. In seeking or analyzing prospective business opportunities, Mr. Metcalf may utilize the services of outside consultants or advisors.

          We do not have the capacity to conduct as extensive an investigation of a target business as might be undertaken by a venture capital fund or similar institution. As a result, we may elect to merge with a target business which has one or more undiscovered shortcomings. Likewise, no assurances can be given that we will be able to enter into a business combination, as to the terms of a business combination, or as to the nature of the target business.

          As a result of management’s efforts, on September 12, 2007, we entered into a letter of intent with Pantera Oil and Gas PLC, whereby we agreed that in consideration of the issuance of 4,000,000 shares of our common stock to Pantera and the payment of $50,000, we will receive the right to acquire up to 85% of the shares of each of Aurora and Boreal, as described above. The transactions contemplated by the letter of intent are subject to a number of conditions, including the completion of due diligence and receipt of approvals from all necessary regulatory bodies and the boards of each of our company, Pantera, Aurora and Boreal, and entering into a formal written agreement with additional terms and conditions, including representations and warranties, which are to be negotiated. Currently, we are attempting to satisfy the conditions, including the completion of due diligence and receipt of approvals from all necessary regulatory bodies and our board of directors, set forth in the letter of intent. Due to such conditions, there is no assurance that we will be able to negotiate terms and conditions of, and enter into, a formal agreement. If we are unable to negotiate, execute and consummate a formal agreement, we will continue to simultaneously seek compatible or alternate business opportunities with established business entities for the merger of a target business with our company.

          As of the date of this quarterly report, we have not made any decisions concerning or entered into any formal written agreements for a business combination or opportunity. When any such agreement is reached or other material fact occurs, we intend to disclose such an agreement by filing a current report on Form 8-K with the Securities and Exchange Commission.

          As of August 31, 2007, our company had cash of $786 and a working capital deficiency of $95,734. We anticipate that we will incur approximately $10,000 during the next twelve months in connection with our company locating, evaluating and negotiating potential business opportunities through which to carry out an asset acquisition or business combination.

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

          In addition to the costs in locating and evaluating business opportunities as set out above, we estimate our general operating expenses for the next twelve month period to be as follows:

Estimated General Operating Expenses During the Next Twelve Month Period

Operating expenditures
Professional Fees	$20,000
Management Fees	$180,000
General and Administrative Expenses	$31,000
Total	$231,000

Employees

          Other than our president and chief executive officer, Chris Metcalf, we have no employees. We anticipate that we will be conducting most of our business through our management and any consultants which we may engage.

Professional Fees

          We expect to incur on-going legal, accounting and audit expenses to comply with our reporting responsibilities as a public company under the United States Securities Exchange Act of 1934, as amended. We estimate such expenses for the next twelve months to be approximately $20,000.

Management Fees

          Subsequent to August 31, 2007, we appointed Chris Metcalf as our president, chief executive officer and as a director of our company. We agreed to pay a monthly salary of $15,000 to Chris Metcalf in consideration for his services as our president and chief executive officer.

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

          We incurred a net loss of $19,710 for the three month period ended August 31, 2007. As indicated above, we anticipate that our estimated working capital requirements and projected operating expenses for the next twelve months will be $231,000, excluding the costs associated with locating suitable business opportunities. As we had a working capital deficiency of $95,734 as of August 31, 2007, we will be required to raise additional funds through the issuance of equity securities or through debt financing in order to carry-out our plan of operations for the next twelve month period. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates.

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

Development Stage Company

          We comply with Financial Accounting Standard Board Statement (“FAS”) No. 7 for the characterization of our company as a development stage company.

Foreign Currency Translation

          Our functional and reporting currency is the United States dollar. Monetary assets and liabilities are translated into United States dollars at the exchange rate in effect at the end of the period. Non-monetary assets and liabilities are translated at the exchange rate prevailing when the assets were acquired or the liabilities assumed. Revenues and expenses are translated at the rate approximating the rate of exchange on the transaction date. All exchange gains and losses on transactions denominated in currencies other than the functional currency are included in the determination of net income (loss) for the period.

Financial Instruments

          The carrying value of our financial instruments consisting of cash, accounts payable and accrued liabilities and due to related parties approximate their fair value due to the short-term maturity of such instruments. Unless otherwise noted, it is management’s opinion that our is not exposed to significant interest, currency or credit risks arising from these financial instruments.

NEW ACCOUNTING PRONOUNCEMENTS

          In June 2006, the Financial Accounting Standards Board (“FASB”) issued FAS Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”. The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FAS No. 109, “Accounting for Income Taxes”. Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax position. The interpretation is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows; however, we are still analyzing the effects of FIN 48.

          In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements”. This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The Statement is to be effective for our financial statements issued in 2008; however, earlier application is encouraged. We are currently evaluating the timing of adoption and the impact that adoption might have on our financial position or results of operations.

          In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”). Due to diversity in practice among registrants, SAB 108 expressed SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged. SAB 108 did not have a material impact on our financial position or results from operations.

          In December 2006, the FASB issued FAS Staff Position (“FSP”) EITF 00-19-2, “Accounting for Registration Payment Arrangements”. This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with FAS No. 5, “Accounting for Contingencies”. This FSP is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that re entered into or modified subsequent to December 31, 2006. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to December 31, 2006, the guidance in the FSP is effective January 1, 2006 for our company. This FSP did not have a material impact on our financial position or results from operations.

          On February 15, 2007, the FASB issued FAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. FAS No. 159 is effective for our financial statements issued in 2008. We are currently evaluating the impact that the adoption of FAS No. 159 might have on our financial position or results of operations.

RISK FACTORS

          Much of the information included in this quarterly report includes or is based upon estimates, projections or other forward-looking statements. Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

          Such estimates, projections or other forward-looking statements involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other forward-looking statements. Prospective investors should consider carefully the risk factors set out below.

RISKS RELATED TO OUR BUSINESS

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

We have no formal written agreement for a business combination or other transaction and there can be no assurance that we will be able to successfully identify and evaluate a suitable business opportunity.

          As of the date of this quarterly report, we have no formal written agreement with respect to acquiring a business opportunity or engaging in a business combination with any private entity. The success of our company following an entry into any business opportunity or business combination will depend to a great extent on the operations, financial condition and management of any identified business opportunity. While management intends to seek business opportunities and/or business combinations with entities with established operating histories, there is no assurance that we will successfully locate business opportunities meeting such criteria. In the event that we complete a business combination or otherwise acquire a business opportunity, the success of our operations may be dependent upon management of the successor firm or venture partner firm, together with a number of other factors beyond our control.

As there are a large number of established and well-financed entities actively seeking suitable business opportunities and business combinations, we are at a competitive disadvantage in identifying and completing such opportunities.

          We are an insignificant participant seeking a suitable business opportunity or business combination. A large number of established and well-financed entities, including venture capital firms, are active in seeking suitable business opportunities or business combinations which may also be desirable target candidates for our company. Virtually all such entities have significantly greater financial resources, technical expertise and managerial capabilities than our company. Consequently, we are at a competitive disadvantage in identifying possible business opportunities and completing a business combination. In addition, we will also compete with numerous other small public companies seeking suitable business opportunities or business combinations.

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

          There is currently no market for our common stock and we can provide no assurance to investors that a market will develop. If a market for our common stock does not develop, our shareholders may not be able to re-sell the shares of our common stock that they have purchased and they may lose all of their investment. Public announcements regarding our company, changes in government regulations, conditions in our market segment or changes in earnings estimates by analysts may cause the price of our common shares to fluctuate substantially. These fluctuations may adversely affect the trading price of our common shares.

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

The Financial Industry Regulatory Authority, orFINRA, has adopted sales practice requirements which may also limit a stockholder's ability to buy and sell our stock.

          In addition to the "penny stock" rules described above, the FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Item 3. Controls and Procedures.

          We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president and chief executive officer and our secretary and treasurer to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

          As of August 31, 2007, the three month period year covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our president and chief executive officer and our secretary and treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer and our secretary and treasurer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

          There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended August 31, 2007 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

          We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

          None.

Item 3. Defaults Upon Senior Securities.

          None.

Item 4. Submission of Matters to a Vote of Security Holders.

          None.

Item 5. Other Information

          None.

Item 6. Exhibits.

Exhibit	Description
Number

1.1	Licensing Agreement with Peter Hughes (incorporated by reference from our Registration Statement on Form SB-2 filed on April 18, 2006)

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on April 18, 2006)

3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2 filed on April 18, 2006)

3.3

Articles of Merger filed with the Secretary of State of Nevada on September 19, 2007 and which is effective September 28, 2007 (incorporated by reference from our Current Report on Form 8-K filed on September 28, 2007)

3.4

Certificate of Change filed with the Secretary of State of Nevada on September 19, 2007 and which is effective September 28, 2007 (incorporated by reference from our Current Report on Form 8-K filed on September 28, 2007)

4.1	Regulation "S" Securities Subscription Agreement (incorporated by reference from our Registration Statement on Form SB-2 filed on April 18, 2006)

14.1	Code of Ethics (incorporated by reference from our Annual Report on Form 10-KSB filed on August 28, 2007)

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PANTERA PETROLEUM INC.

By: /s/ Chris Metcalf
Chris Metcalf
President, Chief Executive Officer and Director
(Principal Executive Officer)
Date: October 18, 2007

By: /s/ Peter Hughes
Peter Hughes
Secretary, Treasurer and Director
(Principal Financial Officer)
Date: October 18, 2007