Form 10QSB
period 2007-11-30
PANTERA PETROLEUM INC.
filed 2008-01-14
CIK 1346526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________to __________

Commission file number 000-52506

PANTERA PETROLEUM INC.
(Exact name of small business issuer as specified in its charter)

Nevada	98-0440762
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

111 Congress Avenue, Suite 400, Austin, TX 78701
(Address of principal executive offices)

512.391.3868
(Issuer's telephone number)

3316 West 1st Avenue
Vancouver, British Columbia, Canada V6R 1G4
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ X ] No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 116,434,544 common shares issued and outstanding as of January 8, 2008

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

     It is the opinion of management that the interim financial statements for the quarter ended November 30, 2007 include all adjustments necessary in order to ensure that the interim financial statements are not misleading.

PANTERA PETROLEUM INC.

(formerly Arthro Pharmaceuticals, Inc.)

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

November 30, 2007

(Stated in US Dollars)

 (Unaudited)

PANTERA PETROLEUM INC.
(formerly Arthro Pharmaceuticals, Inc.)
(A Development Stage Company)
INTERIM BALANCE SHEETS
November 30, 2007 and May 31, 2007
(Stated in US Dollars)
(Unaudited)

	November 30,	May 31,
ASSETS	2007	2007

Current
Cash	$28,836	$1,720
Prepaid expense	2,260	1,500

	31,096	3,220
Investment – Note 6	204,000	-
Equipment	-	767
License agreement – Note 3	-	1

	$235,096	$3,988

LIABILITIES

Current
Accounts payable and accrued liabilities	$18,270	$12,951
Due to related parties – Note 5	829	67,060

	19,099	80,011
Loan payable – Note 4	73,617	-

	92,716	80,011

STOCKHOLDERS’ EQUITY (DEFICIENCY)

Common stock – Note 6
1,200,000,000 shares authorized, $0.001 par value
115,748,544 shares issued (May 31, 2007: 111,534,544 shares)	115,785	111,535
Additional paid-in capital	293,101	(37,574)
Deficit accumulated during the development stage	(266,506)	(149,984)

	142,380	(76,023)

	$235,096	$3,988

SEE ACCOMPANYING NOTES

PANTERA PETROLEUM INC.
(formerly Arthro Pharmaceuticals, Inc.)
(A Development Stage Company)
INTERIM STATEMENTS OF OPERATIONS
for the three and six months ended November 30, 2007 and 2006 and for the period October 27, 2004 (Date of Inception) to November 30, 2007
(Stated in US Dollars)
(Unaudited)

					October 27,
					2004 (Date of
	Three Months Ended		Six Months Ended		Inception) to
	November 30,		November 30,		November 30,
	2007	2006	2007	2006	2007

Expenses
Accounting and audit fees	$2,356	$4,717	$4,356	$9,533	$40,788
Amortization	-	82	-	164	993
Consulting fees	9,600	-	9,600	-	36,350
Filing fees	2,863	735	3,338	1,110	5,905
Interest expense	610	-	610	-	610
Legal fees	32,770	-	41,980	-	46,232
Management fees – Note 5	-	6,000	6,000	12,000	66,000
Office and administration	2,533	20	2,591	90	7,982
Professional fees	11,899	-	11,899	-	11,899
Rent – Note 5	1,586	1,200	2,786	2,400	14,386
Salaries – Note 5	32,594	-	32,594	-	32,594

Loss before other items	(96,811)	(12,754)	(115,754)	(25,297)	(263,739)

Other items:
Write-down of license agreement – Note 3	(1)	-	(1)	-	(2,000)
Write-down of equipment	-	-	(767)	-	(767)

Net loss for the period	$(96,812)	$(12,754)	$(116,522)	$(25,297)	$(266,506)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares
outstanding	111,831,247	111,534,544	111,682,085	111,534,544

SEE ACCOMPANYING NOTES

PANTERA PETROLEUM INC.
(formerly Arthro Pharmaceuticals, Inc.)
(A Development Stage Company)
INTERIM STATEMENTS OF CASH FLOWS
for the six months ended November 30, 2007 and 2006 and
for the period October 27, 2004 (Date of Inception) to November 30, 2007
(Stated in US Dollars)
(Unaudited)

			October 27,
			2004 (Date of
	Six Months Ended		Inception) to
	November 30,		November 30,
	2007	2006	2007

Operating Activities
Net loss for the period	$(116,522)	$(25,297)	$(266,506)
Add amounts not involving cash:
Amortization	-	164	993
Consulting fees paid by stock	-	-	1,750
Accrued interest	610	-	610
Write-down of license agreement	1	-	2,000
Write-down of equipment	767	-	767
Changes in non-cash working capital
balances related to operations
Prepaid expenses	(760)	750	(2,260)
Accounts payable and accrued liabilities	5,319	3,539	18,270

	(110,585)	(20,844)	(244,376)

Investing Activities
Acquisition of investment	(200,000)	-	(200,000)
Purchase of equipment	-	-	(1,760)

	(200,000)	-	(201,760)

Financing Activities
Issue of common stock	250,000	-	320,211
Loan proceeds	73,007	-	73,007
Advances from related parties	14,694	19,897	81,754

	337,701	19,897	474,972

Increase (decrease) in cash during the period	27,116	(947)	28,836

Cash, beginning of the period	1,720	1,148	-

Cash, end of the period	$28,836	$201	$28,836

Non-cash Transaction – Note 7

SEE ACCOMPANYING NOTES

PANTERA PETROLEUM INC.
(formerly Arthro Pharmaceuticals, Inc.)
(A Development Stage Company)
INTERIM STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
for the period October 27, 2004 (Date of Inception) to November 30, 2007
(Stated in US Dollars)
(Unaudited)

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	*Number	Par Value	Capital	Stage	Total

Balance, October 27, 2004
(Date of Inception)	-	$-	$-	$-	$-
Issued for cash:
For private placement
– at $0.000063	48,000,000	48,000	(45,000)	-	3,000
– at $0.0022	30,734,544	30,735	36,476	-	67,211
Issued for license agreement
– at $0.000063	32,000,000	32,000	(30,000)	-	2,000
Net loss for the period	-	-	-	(31,379)	(31,379)

Balance, May 31, 2005	110,734,544	110,735	(38,524)	(31,379)	40,832
Issued for consulting services
– at $0.0022	800,000	800	950	-	1,750
Net loss for the year	-	-	-	(63,948)	(63,948)

Balance, May 31, 2006	111,534,544	111,535	(37,574)	(95,327)	(21,366)
Net loss for the year	-	-	-	(54,657)	(54,657)

Balance, May 31, 2007	111,534,544	111,535	(37,574)	(149,984)	(76,023)
For private placement
– at $1.00	250,000	250	249,750	-	250,000
Issued for share purchase
agreement – at $0.001	4,000,000	4,000	-	-	4,000
Forgiveness of debt by related
parties	-	-	80,925	-	80,925
Net loss for the period	-	-	-	(116,522)	(116,522)

Balance, November 30, 2007	115,784,544	$115,785	$293,101	$(266,506)	$142,380

*

The common stock issued has been retroactively restated to reflect a forward stock split of 16 new shares of common stock for one old share of common stock, effective September 28, 2007. The number of authorized shares and the par value per share as referred to in these financial statements have been restated where applicable to give retroactive effect on the forward stock split.

SEE ACCOMPANYING NOTES

PANTERA PETROLEUM INC.
(formerly Arthro Pharmaceuticals, Inc.)
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
November 30, 2007
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

The results of operations for the six months ended November 30, 2007 are not indicative of the results that may be expected for the full year.

Note 2	Nature and Continuance of Operations

The Company was incorporated in the State of Nevada on October 27, 2004, and is in the development stage. On November 8, 2004, the Company entered into a License Agreement to manufacture, market and distribute an arthritic pain reliever under the name ‘Arthrospray’. The business was discontinued during the six month period ended November 30, 2007 (Note 3). The Company’s current business is its intention to explore for oil and gas in North and South America (Note 6).

On September 18, 2007, the directors of the Company approved of a plan of merger effective September 28, 2007 between the Company and Pantera Petroleum Inc. (“Pantera”), a company incorporated in the state of Nevada on September 18, 2007. Upon completion of the merger, the Company changed its name to Pantera Petroleum Inc. and Pantera’s existence ceased. The purpose of the merger was to facilitate a name change to Pantera Petroleum Inc. to better reflect the direction and business of the Company.

Pantera Petroleum Inc.
(formerly Arthro Pharmaceuticals, Inc.)
(A Development Stage Company)
Notes to the Interim Financial Statements
August 31, 2007
(Stated in US Dollars)
(Unaudited) – Page 2

Note 2	Nature and Continuance of Operations – (cont’d)

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At November 30, 2007, the Company had not yet achieved profitable operations, has accumulated losses of $266,506 since its inception, has working capital of $11,997 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

Management plans to continue to provide for its capital needs during the year ended May 31, 2008 by issuing equity securities or seeking short-tem loans from its directors or officers.

Note 3	License Agreement

The Company entered into a License Agreement on November 8, 2004, to acquire the intellectual and marketing license rights, in the United States and its territories, to an arthritic pain reliever “Arthrospray.” The Company issued 2,000,000 pre-forward split (32,000,000 post forward split) common shares to the President of the Company at a fair value of $0.001 (pre-forward split), for a cost of $2,000, to acquire the license. During the year ended May 31, 2007, the Company determined that this asset was impaired and wrote it down to its fair value of $1. During the six month period ended November 30, 2007, the Company wrote off the remaining balance as the Company has discontinued this business.

Note 4	Loan Payable

The loan payable is unsecured, bears interest at 5% per annum and is due on September 30, 2012.

Pantera Petroleum Inc.
(formerly Arthro Pharmaceuticals, Inc.)
(A Development Stage Company)
Notes to the Interim Financial Statements
August 31, 2007
(Stated in US Dollars)
(Unaudited) – Page 3

Note 5	Related Party Transactions – Note 3

During the six months ended November 30, 2007, the Company paid $6,000 (2006: $12,000) for management services, $30,000 (2006: $Nil) for salaries and $1,200 (2006: $2,400) for rent to directors and an officer of the Company.

Amounts due to related parties of $829 at November 30, 2007 (May 31, 2007: $67,060) are for office expenses incurred or paid on behalf of the Company by the Company's directors.

Note 6	Investment

On November 21, 2007, the Company entered into a share purchase agreement with Pantera Oil and Gas PLC (“Pantera”), whereby the Company issued 4,000,000 shares of the Company’s common stock to Pantera and paid $50,000 in consideration for the right to acquire up to 85% of the shares of each of Aurora Petroleos SA (“Aurora”) and Boreal Petroleos SA (“Boreal”) as follows:

i)

on or before November 30, 2007, the Company has the right, but not the obligation, to acquire 15% of the issued shares of each of Aurora and Boreal for an aggregate of $150,000 (as to $75,000 to each of Aurora and Boreal) (“Investment One”) (paid);

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

Aurora and Boreal have the rights to oil and gas commissions in northern Paraguay. The issuance of the 4,000,000 shares was recorded by the Company at Pantera’s historical cost of $4,000.

Pantera Petroleum Inc.
(formerly Arthro Pharmaceuticals, Inc.)
(A Development Stage Company)
Notes to the Interim Financial Statements
August 31, 2007
(Stated in US Dollars)
(Unaudited) – Page 4

Note 7	Non-cash Transaction

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the investing and financing activities sections of the statements of cash flows. During the six months ended November 30, 2007:

	-	the Company issued 4,000,000 common shares at $0.001 totalling $4,000 pursuant to a share purchase agreement.

	-	a director and a former director forgave $80,925 which was previously included in due to related parties.

These transactions were excluded from the investing and financing sections of the statements of cash flows.

Note 8	Subsequent Events

On December 28, 2007, the Company issued 500,000 common shares at $1.00 per share for $500,000 pursuant to a private placement subscription agreement. On January 2, 2008, the Company issued 500,000 shares of the common stock pursuant to the terms of the advisory board agreements dated December 6, 2007. An additional 150,000 shares were issued in connection with services related to the formation of the Advisory Board.

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

Corporate History

     We were incorporated on October 27, 2004, in the State of Nevada. Our principal offices are located at 111 Congress Avenue, Suite 400, Austin, TX 78701.

     Effective September 28, 2007, we completed a merger with our subsidiary, Pantera Petroleum Inc., a Nevada corporation. As a result, we changed our name from “Arthro Pharmaceuticals, Inc.” to “Pantera Petroleum Inc.” We changed the name of our company to better reflect the direction and business of our company.

     In addition, effective September 28, 2007 we effected a sixteen (16) for one (1) forward stock split of our authorized, issued and outstanding common stock. As a result, our authorized capital increased from 75,000,000 shares of common stock with a par value of $0.001 to 1,200,000,000 shares of common stock with a par value of $0.001. Our issued and outstanding share capital increased from 6,970,909 shares of common stock to 111,534,544 shares of common stock.

     The name change and forward stock split became effective with NASDAQ’s Over-the-Counter Bulletin Board at the opening for trading on September 28, 2007 under the new stock symbol “PTPE”. Our new CUSIP number is 69866L 101.

Our Current Business

     We are an exploration stage company engaged in the acquisition of prospective oil and gas properties. Following the change in our business, we conducted due diligence on potential acquisitions of suitable oil and gas properties. As a result of the due diligence period, on November 21, 2007, we entered into a share purchase agreement among our company, Pantera Oil and Gas PLC, Aurora Petroleos SA and Boreal Petroleos SA, whereby we agreed to: (i) issue 4,000,000 shares of our common stock to Pantera Oil and Gas; and (ii) pay $25,000 to each of Aurora and Boreal, for an aggregate payment of $50,000, as consideration for the right to purchase up to 85% of the shares of each of Aurora and Boreal as follows:

1.

on or before November 30, 2007, we have the right, but not the obligation, to acquire 15% of the issued shares of each of Aurora and Boreal for an aggregate of $150,000 (as to $75,000 to each of Aurora and

Boreal) (“Investment One”), which was paid in full on November 30, 2007;

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

     Each of Aurora and Boreal agreed to use all funds that they respectively receive from our company in connection with the share purchase agreement exclusively towards the exploration and development of the concessions held by each of Aurora and Boreal. In addition, each of Aurora and Boreal have agreed to (i) consult and work together with our company to plan and execute any exploration and development activities either of them conduct; (ii) provide our company with annualized budgets with monthly cost projections; and (iii) not incur costs in excess of $5,000 for any transactions without the prior written consent of our company.

     Aurora and Boreal have also agreed that we will have the right to nominate one or more directors to the board of directors of each of Aurora and Boreal as follows:

1.

upon execution of the share purchase agreement, we have the right to nominate one director to the board of directors of each of Aurora and Boreal, provided that such boards of directors will consist of no more than four directors;

2.

upon completion of Investment One and Investment Two, as set forth above, we will have the right to nominate two directors to the board of directors of each of Aurora and Boreal, provided that such boards of directors will consist of no more than four directors; and

3.

upon completion of Investment One, Investment Two and Investment Three, as set forth above, we will have the right to nominate the majority of the directors to the board of directors of each of Aurora and Boreal, provided that Pantera Oil and Gas will have the right to nominate two directors to the board of directors each of Aurora and Boreal.

     Aurora has recently acquired the rights to concessions in northern Paraguay consisting of three tracts: Tagua, Toro, and Cerro Cabrera. They are located in the eastern extensions of the prolific Chaco Basin, where, in Bolivia and Argentina, significant reserves of gas, oil and condensate have been discovered. The three tracts are prospective for oil and gas in the same stratigraphic zones that produce in Bolivia and Argentina. The Tagua tract, 300 square kilometers in area, is located in the Carandayty Sub-Basin on the border with Bolivia. It is approximately 20 kilometers from a Paraguayan well (Mendoza 1-R) that tested gas from two zones and approximately 110 kilometers from the nearest producing field in Bolivia. The Toro tract, 2,400 square kilometers in area, is located in the Curupayty Sub-Basin in north central Paraguay. It is near two wells with oil and gas shows. The Cerro Cabrera Block, 5,170 square kilometers in area, is located in northern Paraguay on the Bolivian border. It is located directly across the Izozog High from the Mendoza 1-R well that tested gas from two zones and 240 kilometers from the nearest producing fields in Bolivia. Aurora entered into a Concession Contract with the government of Paraguay on March 2, 2007. This Concession Contract is subject to final ratification by the Congress of Paraguay.

     Boreal has recently acquired the rights to concessions in northern Paraguay consisting of two tracts: Pantera and Bahia Negra. They are also located in the eastern extensions of the prolific Chaco Basin, where, in Bolivia and Argentina, significant reserves of gas, oil and condensate have been discovered. The two tracts are prospective for oil and gas in the same stratigraphic zones that produce in Bolivia and Argentina. The Pantera tract, 3,000 square kilometers in area, is located in the Curupayty Sub-Basin on the border with Bolivia. It is located in the center of the sub-basin in the area most prospective for oil production. The Bahia Negra tract, 4,800 square kilometers in area, is located at the southern end of the Curupayty Sub-Basin in north central Paraguay. It is near two wells with oil and gas shows and is also well located in an area prospective for oil or gas production. Boreal entered into a Concession Contract with the government of Paraguay on March 2, 2007. This Concession Contract is subject to final ratification by the Congress of Paraguay.

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

     Pursuant to a share purchase agreement among our company, Pantera Oil and Gas PLC, Aurora Petroleos SA and Boreal Petroleos SA, we have rights to an 85% stake in five concessions representing 16,000 square kilometers in Paraguay in a well established hydrocarbon area, named the Chaco Basin, where oil and gas has been produced in Bolivia since the 1920's. Current production in the Chaco Basin is over 2 BCF per day of gas and over 50,000 barrels per day of oil in Bolivia and Argentina. Reserves in Bolivia and Argentina are estimated at 73 TCF of gas and 1.9 billion barrels of oil contained in 128 fields.

     On November 30, 2007, we paid $75,000 to each of Aurora and Boreal, for an aggregate payment of $150,000, as consideration for the acquisition of 15% of the issued and outstanding shares of each of Aurora and Boreal. In conjunction with Aurora and Boreal, we are designing an exploration program to cost effectively evaluate the concessions. We plan to accomplish this through the proper mix of seismic and drilling. The Curupayty Sub-Basin already has about 2900 kilometers of 2D seismic with approximately 1800 kilometers of 1970 vintage data and 900 kilometers of more recent 1993 data. Three wells have been drilled in proximity to the prospective acreage. We are currently seeking to acquire all available data on the concessions, including additional vintage seismic data. We are in discussions with seismic reprocessing firms to reprocess approximately 900 kilometers of the existing 2D seismic with modern computer processing technology, with plans to reprocess additional remaining existing seismic data thereafter.

     The exploration plan will allow proper seismic evaluation of the concessions before drilling begins. An initial six well exploration program is contemplated. These wells are scheduled to follow the reprocessing of existing seismic and the acquisition of new seismic. The strategy is to schedule the drilling so that information from the first well may be incorporated in the execution of the remaining program. If any of the exploration wells are successful, appraisal wells will be drilled. Two appraisal wells are forecast within the initial exploration program. Average well depth is forecast at 2500 meters, but may vary depending on position in the Sub-Basin.

     On October 17, 2007, we issued 250,000 shares of our common stock at a price of $1.00 per share for gross proceeds of $250,000. On December 28, 2007, we issued 500,000 shares of our common stock at a price of $1.00 per share for gross proceeds of $500,000. As of November 30, 2007, our company had cash of $28,836 and working capital of $11,997.

     We estimate that our general operating expenses for the next twelve month period to be as follows:

Estimated Funding Required During the Next Twelve Months
Expenses	Amount
Management fees	$180,000
Exploration Expenses	$2,800,000
Professional fees	$150,000
General administrative expenses	$50,000
Total	$3,180,000

     We will require additional funds to implement our growth strategy in exploration operations. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is still no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable.

Employees

     Other than our directors and officers, we have no employees. We anticipate that we will be conducting most of our business through our management and any consultants which we may engage.

Professional Fees

     We expect to incur on-going legal, accounting and audit expenses to comply with our reporting responsibilities as a public company under the United States Securities Exchange Act of 1934, as amended. We estimate such expenses for the next twelve months to be approximately $150,000.

Management Fees

     On September 12, 2007, we appointed Chris Metcalf as our president, chief executive officer and as a director of our company. We agreed to pay a monthly salary of $15,000 to Chris Metcalf in consideration for his services as our president and chief executive officer.

General and Administrative Expenses

     We anticipate spending $50,000 on general and administrative costs in the next twelve month period. These costs primarily consist of expenses such as office rent, office supplies and equipment, travel and telephone expenses.

     To date, we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We expect this situation to continue for the foreseeable future. We anticipate that we will have negative cash flows during the next twelve month period.

     We incurred a net loss of $96,812 for the three month period ended November 30, 2007. As indicated above, we anticipate that our projected operating expenses for the next twelve months will be $3,180,000. We had working capital of $11,997 as of November 30, 2007. We will be required to raise additional funds through the issuance of equity securities or through debt financing in order to carry-out our plan of operations for the next twelve month period. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates.

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

Going Concern

     Due to our being an exploration stage company and not having generated revenues, in their report on our audited financial statements for the year ended May 31, 2007, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern.

     We have historically incurred losses, and through November 30, 2007 have incurred losses of $266,506 from our inception. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, public offerings, bank financing and/or advances from related parties or shareholder loans.

     The continuation of our business is dependent upon obtaining further financing and achieving a break even or profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current or future stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

     There are no assurances that we will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placements, public offerings and/or bank financing necessary to support our working capital requirements. To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to us. If adequate working capital is not available we may not increase our operations.

     These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

     In December 2006, the FASB issued FAS Staff Position (“FSP”) EITF 00-19-2, “Accounting for Registration Payment Arrangements”. This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with FAS No. 5, “Accounting for Contingencies”. This FSP is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that were entered into or modified subsequent to December 31, 2006. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to December 31, 2006, the guidance in the FSP is effective January 1, 2006 for our company. This FSP did not have a material impact on our financial position or results from operations.

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

RISKS RELATED TO OUR BUSINESS

We have had negative cash flows from operations.

     To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred losses totaling approximately $96,812 for the three month period ending November 30, 2007. As of November 30, 2007 we had working capital of $11,997. We do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

  drilling and completion costs increase beyond our expectations; or

  we encounter greater costs associated with general and administrative expenses or offering costs.

     The occurrence of any of the aforementioned events could adversely affect our ability to meet our business plans.

     We will depend almost exclusively on outside capital to pay for the continued exploration and development of our properties. Such outside capital may include the sale of additional stock and/or commercial borrowing. Capital may not continue to be available if necessary to meet these continuing development costs or, if the capital is available, that it will be on terms acceptable to us. The issuance of additional equity securities by us would result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

     If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, we may be unable to continue our business and as a result may be required to scale back or cease operations for our business, the result of which would be that our stockholders would lose some or all of their investment.

A decline in the price of our common stock could affect our ability to raise further working capital and adversely impact our operations.

     A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. Because our operations have been primarily financed through the sale of equity securities, a decline in the price of our common stock could be especially detrimental to our liquidity and our continued operations. Any reduction in our ability to raise equity capital in the future would force us to reallocate funds from other planned uses and would have a significant negative effect on our business plans and operations, including our ability to continue our current operations. If our stock price declines, we may not be able to raise additional capital or generate funds from operations sufficient to meet our obligations.

We have a history of losses and fluctuating operating results.

     From inception through to November 30, 2007, we have incurred aggregate losses of approximately $266,506. Our loss from operations for the three month period ended November 30, 2007 was $96,812. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the general economic cycle, the market price of oil and gas and exploration and development costs. If we cannot generate positive cash flows in the future, or raise sufficient financing to continue our normal operations, then we may be forced to scale down or even close our operations.

     Until such time as we generate revenues, we expect an increase in development costs and operating costs. Consequently, we expect to incur operating losses and negative cash flow until our properties enter commercial production.

We have a limited operating history and if we are not successful in continuing to grow our business, then we may have to scale back or even cease our ongoing business operations.

     We have no history of revenues from operations and have no significant tangible assets. We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably. Our company has a limited operating history and must be considered in the development stage. The success of our company is significantly dependent on a successful acquisition, drilling, completion and production program. Our company’s operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We may be unable to locate recoverable reserves or operate on a profitable basis. We are in the development stage and potential investors should be aware of the difficulties normally encountered by enterprises in the development stage. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our company.

Due to the speculative nature of the exploration of oil and gas properties, there is substantial risk that our business will fail.

     The business of oil and gas exploration and development is highly speculative involving substantial risk. There is generally no way to recover any funds expended on a particular property unless reserves are established and unless we can exploit such reserves in an economic manner. We can provide investors with no assurance that any property interest that we may acquire will provide commercially exploitable reserves. Any expenditure by our company in connection with locating, acquiring and developing an interest in a mineral or oil and gas property may not provide or contain commercial quantities of reserves.

Because of the early stage of development and the nature of our business, our securities are considered highly speculative.

     Our securities must be considered highly speculative, generally because of the nature of our business and the early stage of its development. We are engaged in the business of exploring and, if warranted, developing commercial reserves of oil and gas. Our properties are in the exploration stage only and are without known reserves of oil and gas. Accordingly, we have not generated any revenues nor have we realized a profit from our operations to date and there is little likelihood that we will generate any revenues or realize any profits in the short term. Any profitability in the future from our business will be dependent upon locating and developing economic reserves of oil and gas, which itself is subject to numerous risk factors as set forth herein. Since we have not generated any revenues, we will have to raise additional monies through the sale of our equity securities or debt in order to continue our business operations.

The potential profitability of oil and gas ventures depends upon factors beyond the control of our company.

     The oil and gas industry in general is cyclical in nature. It tends to reflect and be amplified by general economic conditions, both domestically and abroad. Historically, in periods of recession or periods of minimal economic growth, the operations of oil and gas companies have been adversely affected. Certain end-use markets for oil and petroleum products experience demand cycles that are highly correlated to the general economic environment which is sensitive to a number of factors outside our control.

     A recession or a slowing of the economy could have a material adverse effect on our financial results and proposed plan of operations. A recession may lead to significant fluctuations in demand and pricing for oil and gas. If we elect to proceed with the development of any of our property interests, our profitability may be significantly affected by decreased demand and pricing of oil and gas. Reduced demand and pricing pressures will adversely affect our financial condition and results of operations. We are not able to predict the timing, extent and duration of the economic cycles in the markets in which we operate.

     The potential profitability of oil and gas properties is dependent upon many factors beyond our control. For instance, world prices and markets for oil and gas are unpredictable, highly volatile, potentially subject to governmental fixing, pegging, controls, or any combination of these and other factors, and respond to changes in domestic, international, political, social, and economic environments. Additionally, due to worldwide economic uncertainty, the availability and cost of funds for production and other expenses have become increasingly difficult, if not impossible, to project. These changes and events may materially affect our financial performance.

     Adverse weather conditions can also hinder drilling operations. A productive well may become uneconomic in the event water or other deleterious substances are encountered which impair or prevent the production of oil and/or gas from the well. In addition, production from any well may be unmarketable if it is impregnated with water or other deleterious substances. The marketability of oil and gas which may be acquired or discovered will be affected by numerous factors beyond our control. These factors include the proximity and capacity of oil and gas pipelines and processing equipment, market fluctuations of prices, taxes, royalties, land tenure, allowable production and environmental protection. These factors cannot be accurately predicted and the combination of these factors may result in our company not receiving an adequate return on invested capital.

Competition in the oil and gas industry is very intense and there is no assurance that we will be successful in acquiring additional property interests.

     The oil and gas industry is very competitive. We compete with numerous individuals and companies, including many major oil and gas companies, which have substantially greater technical, financial and operational resources and staffs. Accordingly, there is a high degree of competition for desirable oil and gas interests, suitable properties for drilling operations and necessary drilling equipment, as well as for access to funds. We cannot predict if the necessary funds can be raised or that any projected work will be completed.

     We are required to obtain licenses and permits from various governmental authorities. We anticipate that we will be able to obtain all necessary licenses and permits to carry on the activities which we intend to conduct, and that we intend to comply in all material respects with the terms of such licenses and permits. However, there can be no guarantee that we will be able to obtain and maintain, at all times, all necessary licenses and permits required to undertake our proposed exploration and development or to place our properties into commercial production. In the event that we proceed with our operation without necessary licenses and permits, we may be subject to large fines and possibly even court orders and injunctions to cease operations.

The acquisition of oil and gas interests involve many risks and disputes as to the title of such interests will result in a material adverse effect on our company.

     The acquisition of interests in mineral properties involves certain risks. Title to mineral claims and the borders of such claims may be disputed. The concessions may be subject to prior unregistered agreements or transfers and title may be affected by undetected defects. If it is determined that any of our company's concessions are based upon a claim with an invalid title, a disputed border, or subject to a prior right, the balance sheet of our company will be adversely affected and we may not be able to recover damages without incurring expensive litigation costs.

The marketability of natural resources will be affected by numerous factors beyond our control which may result in us not receiving an adequate return on invested capital to be profitable or viable.

     The marketability of natural resources which may be acquired or discovered by us will be affected by numerous factors beyond our control. These factors include market fluctuations in oil and gas pricing and demand, the proximity and capacity of natural resource markets and processing equipment, governmental regulations, land tenure, land use, regulation concerning the importing and exporting of oil and gas and environmental protection regulations. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in us not receiving an adequate return on invested capital to be profitable or viable.

Oil and gas operations are subject to comprehensive regulation which may cause substantial delays or require capital outlays in excess of those anticipated causing an adverse effect on our company.

     Oil and gas operations are subject to federal, state, and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment. Oil and gas operations are also subject to federal, state, and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment. Various permits from government bodies are required for drilling operations to be conducted, and no assurance can be given that such permits will be received. Environmental standards imposed by federal, provincial, or local authorities may be changed and any such changes may have material adverse effects on our activities. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages which it may elect not to insure against due to prohibitive premium costs and other reasons. To date, we have not been required to spend any material amount on compliance with environmental regulations. However, we may be required to do so in the future and this may affect our ability to expand or maintain our operations.

Exploration and production activities are subject to certain environmental regulations which may prevent or delay the commencement or continuance of our operations.

     In general, our exploration and production activities are subject to certain federal, state and local laws and regulations relating to environmental quality and pollution control. Such laws and regulations increase the costs of these activities and may prevent or delay the commencement or continuance of a given operation. Compliance with these laws and regulations has not had a material effect on our operations or financial condition to date. Specifically, we are subject to legislation regarding emissions into the environment, water discharges and storage and disposition of hazardous wastes. In addition, legislation has been enacted which requires well and facility sites to be abandoned and reclaimed to the satisfaction of state authorities. However, such laws and regulations are frequently changed and we are unable to predict the ultimate cost of compliance. Generally, environmental requirements do not appear to affect us any differently or to any greater or lesser extent than other companies in the industry.

     We believe that our operations comply, in all material respects, with all applicable environmental regulations. However, we are not fully insured against all possible environmental risks.

Any future operations will involve many risks and we may become liable for pollution or other liabilities which may have an adverse effect on our financial position.

     In the course of the exploration, acquisition and development of mineral properties, several risks and, in particular, unexpected or unusual geological or operating conditions may occur. Drilling operations generally involve a high degree of risk. Hazards such as unusual or unexpected geological formations, power outages, labor disruptions, blow-outs, sour gas leakage, fire, inability to obtain suitable or adequate machinery, equipment or labor, and other risks are involved. We may become subject to liability for pollution. It is not always possible to fully insure against such risks, and we do not currently have any insurance against such risks nor do we intend to obtain such insurance in the near future due to high costs of insurance. Should such liabilities arise, they could reduce or eliminate any future profitability and result in an increase in costs and a decline in value of the securities of our company.

     We are not insured against most environmental risks. Insurance against environmental risks (including potential liability for pollution or other hazards as a result of the disposal of waste products occurring from exploration and production) has not been generally available to companies within the industry. We will periodically evaluate the cost and coverage of such insurance. If we became subject to environmental liabilities and do not have insurance against such liabilities, the payment of such liabilities would reduce or eliminate our available funds and may result in bankruptcy. Should we be unable to fully fund the remedial cost of an environmental problem, we might be required to enter into interim compliance measures pending completion of the required remedy.

     Resource exploration involves many risks, regardless of the experience, knowledge and careful evaluation of the property by our company. These hazards include unusual or unexpected formations, formation pressures, fires, power outages, labour disruptions, flooding, explosions and the inability to obtain suitable or adequate machinery, equipment or labour.

     Operations in which we will have a direct or indirect interest will be subject to all the hazards and risks normally incidental to the exploration, development and production of resource properties, any of which could result in damage to or destruction of mines and other producing facilities, damage to life and property, environmental damage and possible legal liability for any or all damage. We do not currently maintain liability insurance and may not obtain such insurance in the future. The nature of these risks is such that liabilities could represent a significant cost to our company, and may ultimately force our company to become bankrupt and cease operations.

Any change to government regulation/administrative practices may have a negative impact on our ability to operate and/or our profitability.

     The laws, regulations, policies or current administrative practices of any government body, organization or regulatory agency in the United States or any other jurisdiction, may be changed, applied or interpreted in a manner which will fundamentally alter the ability of our company to carry on our business.

     The actions, policies or regulations, or changes thereto, of any government body or regulatory agency, or other special interest groups, may have a detrimental effect on us. Any or all of these situations may have a negative impact on our ability to operate and/or our profitably.

We may be unable to retain key employees or consultants.

     We may be unable to retain key employees or consultants or recruit additional qualified personnel. Our extremely limited personnel means that we would be required to spend significant sums of money to locate and train new employees in the event any of our employees resign or terminate their employment with us for any reason. Due to our limited operating history and financial resources, we are entirely dependent on the continued service of Mr. Chris Metcalf, our chief executive officer. Further, we do not have key man life insurance on either of these individuals. We may not have the financial resources to hire a replacement if one or both of our officers were to die. The loss of service of either of these employees could therefore significantly and adversely affect our operations.

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

The Financial Industry Regulatory Authority, or FINRA, has adopted sales practice requirements which may also limit a stockholder's ability to buy and sell our stock.

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

     As of November 30, 2007, the three month period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our president and chief executive officer and our secretary and treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer and our secretary and treasurer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

     There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended November 30, 2007 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     On October 17, 2007, we issued 250,000 shares of our common stock to one accredited investor. The 250,000 shares of our common stock were issued in reliance upon Regulation S and/or Section 4(2) of the United States Securities Act of 1933, as amended, in an offshore transaction to a non-US Person (as that term is defined in Rule 902 of Regulation S under the United States Securities Act of 1933, as amended).

     On November 21, 2007, we issued 4,000,000 shares of our common stock to Pantera Oil and Gas pursuant to the terms of the share purchase agreement dated November 21, 2007 among our company, Pantera Oil and Gas, Aurora and Boreal. The 4,000,000 shares of our common stock were issued in reliance upon Regulation S and/or Section 4(2) of the United States Securities Act of 1933, as amended, in an offshore transaction to a non-US Person (as that term is defined in Rule 902 of Regulation S under the United States Securities Act of 1933, as amended).

     On December 28, 2008, we issued 500,000 shares of our common stock to one accredited investor. The 500,000 shares of our common stock were issued in reliance upon Regulation S and/or Section 4(2) of the United States Securities Act of 1933, as amended, in an offshore transaction to a non-US Person (as that term is defined in Rule 902 of Regulation S under the United States Securities Act of 1933, as amended).

     On January 2, 2008, we issued 100,000 shares of our common stock to one of our advisory board members. The 100,000 shares of our common stock were issued in reliance upon Regulation S and/or Section 4(2) of the United States Securities Act of 1933, as amended, in an offshore transaction to a non-US Person (as that term is defined in Rule 902 of Regulation S under the United States Securities Act of 1933, as amended).

     On January 2, 2008, we issued 550,000 shares of our common stock to four of our advisory board members. We issued the securities relying on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

Item 5. Other Information

     On September 12, 2007, Peter Hughes resigned as our president and chief executive officer and Celine Totman resigned as a director and officer of our company. On September 12, 2007, Chris Metcalf was appointed the president, chief executive officer and a director of our company and Peter Hughes was appointed as the secretary of our company to fill the vacancies created by the resignations.

     On December 4, 2007, we created an Advisory Board to provide technical and business advice to our board of directors and management on a regular basis. As of January 2, 2007, the Advisory Board consisted of Nick Varel, Greg Pendura, Miles Bender, William Jones and Jim David.

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

10.1

Share Purchase Agreement dated November 21, 2007 among our company, Pantera Oil and Gas PLC, Aurora Petroleos SA and Boreal Petroleos SA (incorporated by reference from our Current Report on Form 8-K filed on November 26, 2007)

10.2	Form of Advisory Board Agreement

14.1	Code of Ethics (incorporated by reference from our Annual Report on Form 10-KSB filed on August 28, 2007)

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PANTERA PETROLEUM INC.

By: /s/ Chris Metcalf
Chris Metcalf
President, Chief Executive Officer and Director
(Principal Executive Officer)
Date: January 14, 2008

By: /s/ Peter Hughes
Peter Hughes
Secretary, Treasurer and Director
(Principal Financial Officer)
Date: January 14, 2008