Form 10QSB
period 2008-02-29
PANTERA PETROLEUM INC.
filed 2008-04-14
CIK 1346526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2008

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 92,245,655 common shares issued and outstanding as of April 8, 2008

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

     It is the opinion of management that the interim financial statements for the quarter ended February 29, 2008 include all adjustments necessary in order to ensure that the interim financial statements are not misleading.

PANTERA PETROLEUM INC.

(formerly Arthro Pharmaceuticals, Inc.)

 (A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

February 29, 2008

(Stated in US Dollars)

(Unaudited)

PANTERA PETROLEUM INC.
(formerly Arthro Pharmaceuticals, Inc.)
(A Development Stage Company)
INTERIM BALANCE SHEETS
February 29, 2008 and May 31, 2007
(Stated in US Dollars)
(Unaudited)

	February 29,	May 31,
	2008	2007
ASSETS
Current
Cash	$197,706	$1,720
Prepaid expense and deposit	102,597	1,500

	300,303	3,220
Investment – Note 6	304,000	-
Equipment	-	767
License agreement – Note 3	-	1

	$604,303	$3,988

LIABILITIES

Current
Accounts payable and accrued liabilities	$38,510	$12,951
Due to related parties – Note 5	235	67,060

	38,745	80,011
Loan payable – Note 4	74,517	-

	113,262	80,011

STOCKHOLDERS’ EQUITY (DEFICIENCY)

Common stock – Note 6
1,200,000,000 shares authorized, $0.001 par value
89,934,544 shares issued (May 31, 2007: 111,534,544 shares)	89,935	111,535
Additional paid-in capital	1,683,450	(37,574)
Deficit accumulated during the development stage	(1,282,344)	(149,984)

	491,041	(76,023)

	$604,303	$3,988

SEE ACCOMPANYING NOTES

PANTERA PETROLEUM INC.
(formerly Arthro Pharmaceuticals, Inc.)
(A Development Stage Company)
INTERIM STATEMENTS OF OPERATIONS
for the three and nine months ended February 29, 2008 and February 28, 2007 and for the period October 27, 2004 (Date of Inception) to February 29, 2008
(Stated in US Dollars)
(Unaudited)

					October 27,
					2004 (Date of
	Three Months Ended		Nine Months Ended		Inception) to
	February 29,	February 28,	February 29,	February 28,	February 29,
	2008	2007	2008	2007	2008

Expenses
Consulting fees	$868,500	$-	$878,100	$-	$904,850
General and administrative – Note 5	147,338	8,776	253,492	34,073	374,727

Loss before other items	(1,015,838)	(8,776)	(1,131,592)	(34,073)	(1,279,577)

Other items:
Write-down of license agreement
– Note 3	-	-	(1)	-	(2,000)
Write-down of equipment	-	-	(767)	-	(767)

Net loss for the period	$(1,015,838)	$(8,776)	$(1,132,360)	$(34,073)	$(1,282,344)

Basic and diluted loss per share	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of shares
Outstanding	115,574,7654	6,970,909	112,880,529	6,970,909

SEE ACCOMPANYING NOTES

PANTERA PETROLEUM INC.
(formerly Arthro Pharmaceuticals, Inc.)
(A Development Stage Company)
INTERIM STATEMENTS OF CASH FLOWS
for the nine months ended February 29, 2008 and February 28, 2007 and for the period October 27, 2004 (Date of Inception) to February 29, 2008
(Stated in US Dollars)
(Unaudited)

			October 27,
			2004 (Date of
	Nine Months Ended		Inception) to
	February 29,	February 28,	February 29,
	2008	2007	2008

Operating Activities
Net loss for the period	$(1,132,360)	$(34,073)	$(1,282,344)
Add amounts not involving cash:
Amortization	-	246	993
Consulting fees paid by stock	864,500	-	866,250
Accrued interest	1,510	-	1,510
Write-down of license agreement	1	-	2,000
Write-down of equipment	767	-	767
Changes in non-cash working capital
balances related to operations
Prepaid expense and deposit	(101,097)	1,125	(102,597)
Accounts payable and accrued liabilities	25,559	(4,608)	38,510

	(341,120)	(37,310)	(474,911)

Investing Activities
Acquisition of investment	(300,000)	-	(300,000)
Purchase of equipment	-	-	(1,760)

	(300,000)	-	(301,760)

Financing Activities
Issue of common stock	749,999	-	820,210
Loan proceeds	73,007	-	73,007
Advances from related parties	14,100	36,211	81,160

	837,106	36,211	974,377

Increase (decrease) in cash during the period	195,986	(1,099)	197,706

Cash, beginning of the period	1,720	1,148	-

Cash, end of the period	$197,706	$49	$197,706

Non-cash Transactions – Note 7

SEE ACCOMPANYING NOTES

PANTERA PETROLEUM INC.
(formerly Arthro Pharmaceuticals, Inc.)
(A Development Stage Company)
INTERIM STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
for the period October 27, 2004 (Date of Inception) to February 29, 2008
(Stated in US Dollars)
(Unaudited)

					Deficit
					Accumulated
				Additional	During the
		Common Stock		Paid-in	Development
		*Number	Par Value	Capital	Stage	Total

	Balance, October 27, 2004
	(Date of Inception)	-	$-	$-	$-	$-
	Issued for cash:
	For private placement
	– at $0.000063	48,000,000	48,000	(45,000)	-	3,000
	– at $0.0022	30,734,544	30,735	36,476	-	67,211
	Issued for license agreement
	– at $0.000063	32,000,000	32,000	(30,000)	-	2,000
	Net loss for the period	-	-	-	(31,379)	(31,379)

	Balance, May 31, 2005	110,734,544	110,735	(38,524)	(31,379)	40,832
	Issued for consulting services
	– at $0.0022	800,000	800	950	-	1,750
	Net loss for the year	-	-	-	(63,948)	(63,948)

	Balance, May 31, 2006	111,534,544	111,535	(37,574)	(95,327)	(21,366)
	Net loss for the year	-	-	-	(54,657)	(54,657)

	Balance, May 31, 2007	111,534,544	111,535	(37,574)	(149,984)	(76,023)
	Issued for cash:
	For private placements
	– at $1.00	750,000	750	749,250	-	750,000
	Issued for share purchase
agreement	– at $0.001	4,000,000	4,000	-	-	4,000
	Forgiveness of debt by related
	Parties – Note 5	-	-	80,925	-	80,925
	Issued to advisory board
	– at $1.33	650,000	650	863,850	-	864,500
	Shares repurchased
	– at $0.001	(27,000,000)	(27,000)	(23,733,000)	-	(23,760,000)
	Capital contribution – Note 7	-	-	23,759,999	-	23,759,999
	Net loss for the period	-	-	-	(1,132,360)	(1,132,360)

	Balance, February 29, 2008	89,934,544	$89,935	$1,683,450	$(1,282,344)	$491,041

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
February 29, 2008
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

The results of operations for the nine months ended February 29, 2008 are not indicative of the results that may be expected for the full year.

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

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At February 29, 2008, the Company had not yet achieved profitable operations, has accumulated losses of $1,282,344 since its inception, has working capital of $261,558 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

Management plans to continue to provide for its capital needs during the year ended May 31, 2008 by issuing equity securities or seeking short-tem loans from its directors or officers.

Note 3	License Agreement

The Company entered into a License Agreement on November 8, 2004, to acquire the intellectual and marketing license rights, in the United States and its territories, to an arthritic pain reliever “Arthrospray.” The Company issued 2,000,000 pre-forward split (32,000,000 post forward split) common shares to the President of the Company at a fair value of $0.001 (pre-forward split), for a cost of $2,000, to acquire the license. During the year ended May 31, 2007, the Company determined that this asset was impaired and wrote it down to its fair value of $1. During the nine month period ended February 29, 2008, the Company wrote off the remaining balance as the Company has discontinued this business.

Note 4	Loan Payable

The loan payable is unsecured, bears interest at 5% per annum and is due on September 30, 2012.

Note 5	Related Party Transactions – Note 7

During the nine months ended February 29, 2008, the Company paid $6,000 (2006: $18,000) for management services, $75,000 (2006: $Nil) for salaries and $1,200 (2006: $3,600) for rent to directors and an officer of the Company.

Pantera Petroleum Inc.
(formerly Arthro Pharmaceuticals, Inc.)
(A Development Stage Company)
Notes to the Interim Financial Statements
August 31, 2007
(Stated in US Dollars)
(Unaudited) – Page 3

Note 5	Related Party Transactions – Note 7 – (cont’d)

During the nine months ended February 29, 2008, a director and former director of the Company forgave amounts due to them totalling $80,925. This forgiveness has been recorded as a capital contribution.

Amounts due to related parties of $235 at February 29, 2008 (May 31, 2007: $67,060) are for office expenses incurred or paid on behalf of the Company by the Company's directors.

Note 6	Investment

On November 21, 2007 and amended on March 17, 2008, the Company entered into a share purchase agreement with Pantera Oil and Gas PLC (“Pantera”), whereby the Company issued 4,000,000 shares of the Company’s common stock to Pantera and paid $50,000 in consideration for the right to acquire up to 85% of the shares of each of Aurora Petroleos SA (“Aurora”) and Boreal Petroleos SA (“Boreal”) as follows:

i)

on or before November 30, 2007, the Company has the right, but not the obligation, to acquire 15% of the issued shares of each of Aurora and Boreal for an aggregate payment of $150,000 to Aurora and Boreal (as to $75,000 to each of Aurora and Boreal) (“Investment One”) (paid);

ii)

on or before July 31, 2008, and subject to the completion of Investment One, the Company has the right, but not the obligation, to acquire an additional 15% of the issued shares of each of Aurora and Boreal for an aggregate payment of $600,000 to Aurora and Boreal (as to $300,000 to each of Aurora and Boreal), or as each of Aurora and Boreal may direct (“Investment Two”) (paid $100,000 as of February 29, 2008; subsequently paid $140,000);

iii)

on or before January 31, 2009 and subject to the completion of Investment One and Investment Two, the Company has the right, but not the obligation, to acquire an additional 25% of the issued shares of each of Aurora and Boreal for an aggregate payment of $1,000,000 to Aurora and Boreal (as to $500,000 to each of Aurora and Boreal) (“Investment Three”); and

iv)

on or before July 31, 2009 and subject to the completion of Investment One, Investment Two and Investment Three, the Company has the right, but not the obligation, to acquire an additional 30% of the issued shares of each of Aurora and Boreal for an aggregate payment of $5,200,000 to Aurora and Boreal (as to $2,600,000 to each of Aurora and Boreal).

Pantera Petroleum Inc.
(formerly Arthro Pharmaceuticals, Inc.)
(A Development Stage Company)
Notes to the Interim Financial Statements
August 31, 2007
(Stated in US Dollars)
(Unaudited) – Page 4

Note 6	Investment – (cont’d)

Aurora and Boreal have the rights to oil and gas commissions in northern Paraguay. The issuance of the 4,000,000 shares was recorded by the Company at Pantera’s historical cost of $4,000.

Note 7	Non-cash Transactions

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the investing and financing activities of the statements of cash flows.

During the nine months ended February 29, 2008:

	-	the Company issued 4,000,000 common shares at $0.001 totalling $4,000 pursuant to a share purchase agreement;

	-	a director and a former director forgave $80,925 which was previously included in due to related parties;

-

the Company repurchased 27,000,000 common shares from former directors of the Company for $1. The fair value of this transaction was recorded at $0.88 per share and consequently the company has received a capital contribution of $23,759,999;

-

the Company issued 500,000 shares of the common stock pursuant to the terms of the advisory board agreements dated December 6, 2007. An additional 150,000 shares were issued in connection with services related to the formation of the Advisory Board.

These transactions were excluded from the investing and financing activities of the statements of cash flows.

Note 8	Commitments

On February 12, 2008, the Company entered into an equity financing agreement whereby the Company, at their sole and exclusive option, agreed to issue and sell shares of the Company’s common stock for an aggregate purchase price of up to $10,000,000 at $1.00 per share. The Company is required to deliver a draw-down notice in prescribed form. Pursuant to the agreement, the Company agreed to:

	a)	reserve an aggregate of 10,000,000 shares of the Company’s common stock;

	b)	issue one common stock purchase warrant for each share of common stock purchased at the following exercise prices for a period of three years:

Pantera Petroleum Inc.
(formerly Arthro Pharmaceuticals, Inc.)
(A Development Stage Company)
Notes to the Interim Financial Statements
August 31, 2007
(Stated in US Dollars)
(Unaudited) – Page 5

Note 8	Commitments – (cont’d)

b) – (cont’d)

	i)	at $1.50 per share within the first year of issuance;
	ii)	at $2.00 per share within the second year of issuance; and
	iii)	at $2.50 per share within the third year of issuance.

The agreement expires on the earliest of the date on which the aggregate of $10,000,000 of common stock are purchased, the date of termination of the agreement, and February 12, 2010.

Note 9	Subsequent Events – Note 6

On March 6, 2008, the Company purchased a 10% interest in a joint venture formed pursuant to a joint venture agreement dated February 24, 2008, with Trius Energy, LLC, as the managing venturer, and certain other joint venturers, in consideration for $800,000. The joint venture was formed for the purpose of drilling certain oil and gas fields in Texas, USA. Upon entering into this agreement a director of Trius Energy, LLC was appointed as a director of the Company.

On March 7, 2008, the Company issued 1,200,000 common shares for $720,000 pursuant to a private placement subscription agreement.

On April 3, 2008, the Company issued 1,111,111 units for $500,000, pursuant to a private placement subscription agreement. Each unit is comprised of one common share and one common share purchase warrant. Each warrant entitles the holder thereof to purchase an additional common share at $0.75 per share up to April 3, 2009 and at $1.00 per share from April 4, 2009 to April 3, 2010.

Note 10	Comparative Figures

Certain of the prior periods’ comparative figures have been reclassified to conform to the presentation adopted in the current year.

Item 2. Management's Discussion and Analysis or Plan of Operation.

FORWARD-LOOKING STATEMENTS

     This quarterly report contains forward-looking statements as that term is defined in Section 27A of the United States Securities Act of 1933 and Section 21E of the United States Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

     As used in this quarterly report, and unless otherwise indicated, the terms “we”, “us” and “our” mean Pantera Petroleum Inc., unless otherwise indicated.

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

     In addition, effective September 28, 2007, we effected a sixteen (16) for one (1) forward stock split of our authorized, issued and outstanding common stock. As a result, our authorized capital increased from 75,000,000 shares of common stock with a par value of $0.001 to 1,200,000,000 shares of common stock with a par value of $0.001.

     The name change and forward stock split became effective with the Over-the-Counter Bulletin Board at the opening for trading on September 28, 2007 under the new stock symbol “PTPE”. Our new CUSIP number is 69866L 101.

Our Current Business

     We are an exploration stage company engaged in the acquisition of prospective oil and gas properties. Following the change in our business, we conducted due diligence on potential acquisitions of suitable oil and gas properties. As a result of the due diligence period, on November 21, 2007, we entered into a share purchase agreement, as amended March 17, 2008, among our company, Pantera Oil and Gas PLC (now called Artemis Energy PLC), Aurora Petroleos SA and Boreal Petroleos SA, whereby we agreed to: (i) issue 4,000,000 shares of our common stock to Pantera Oil and Gas; and (ii) pay $25,000 to each of Aurora and Boreal, for an aggregate payment of $50,000, as consideration for the right to purchase up to 85% of the shares of each of Aurora and Boreal as follows:

1.

on or before November 30, 2007, we have the right, but not the obligation, to acquire 15% of the issued and outstanding shares of each of Aurora and Boreal for an aggregate payment of $150,000 to Aurora and Boreal (as to $75,000 to each of Aurora and Boreal) (“Investment One”), which was paid in full on November 30, 2007;

2.

on or before July 31, 2008 and subject to the completion of Investment One, we have the right, but not the obligation, to acquire an additional 15% of the issued shares of each of Aurora and Boreal for an aggregate of $600,000 (as to $300,000 to each of Aurora and Boreal) (“Investment Two”);

3.

on or before January 31, 2009 and subject to the completion of Investment One and Investment Two, we have the right, but not the obligation, to acquire an additional 25% of the issued shares of each of Aurora and Boreal for an aggregate of $1,000,000 (as to $500,000 to each of Aurora and Boreal) (“Investment Three”); and

4.

on or before July 31, 2009 and subject to the completion of Investment One, Investment Two and Investment Three, we have the right, but not the obligation, to acquire an additional 30% of the issued shares of each of Aurora and Boreal for an aggregate of $5,200,000 (as to $2,600,000 to each of Aurora and Boreal).

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

     Aurora has recently acquired the rights to concessions in northern Paraguay consisting of three tracts: Tagua, Toro, and Cerro Cabrera. They are located in the eastern extensions of the Chaco Basin, where, in Bolivia and Argentina significant reserves of natural gas, oil and condensate have been discovered. The three tracts are prospective for oil and gas in the same stratigraphic zones that produce in Bolivia and Argentina. The Tagua tract, 116 square miles in area, is located in the Carandayty Sub-Basin on the border with Bolivia. The Toro tract, 927 square miles in area, is located in the Curupayty Sub-Basin in north central Paraguay. The Cerro Cabrera Block, 1,996 square miles in area, is located in northern Paraguay on the Bolivian border. Aurora entered into a Concession Contract with the government of Paraguay on March 2, 2007. This Concession Contract is subject to final ratification by the Congress of Paraguay.

     Boreal has recently acquired the rights to concessions in northern Paraguay consisting of two tracts: Pantera and Bahia Negra. They are also located in the eastern extensions of the Chaco Basin. The two tracts are prospective for oil and gas in the same stratigraphic zones that produce in Bolivia and Argentina. The Pantera tract, 1,158 square miles in area, is located in the Curupayty Sub-Basin on the border with Bolivia. It is located in the center of the sub-basin in the area most prospective for oil production. The Bahia Negra tract, 1,853 square miles in area, is located at the southern end of the Curupayty Sub-Basin in north central Paraguay. It is located in an area prospective for oil or gas production. Boreal entered into a Concession Contract with the government of Paraguay on March 2, 2007. This Concession Contract is subject to final ratification by the Congress of Paraguay.

     On February 24, 2008, we signed an agreement to purchase a 10% interest in a joint venture formed pursuant to a joint venture agreement, with Trius Energy, LLC, as the managing venturer, and certain other joint venturers, in consideration for $800,000. Pursuant to the joint venture agreement, our company and the other joint venturers agreed, among other things:

(a)

to form a joint venture for the limited purpose of (i) securing, re-entering, re-opening, managing, cultivating, drilling and operating the Gulf-Baker 83 #1 Well, the Sibley 84 #1 Well and the Sibley 84 #2 Well located in West Gomez oil and gas fields in Pecos County, Texas, (ii) such other business agreed to by the joint venturers, and (iii) all such actions incidental to the foregoing as the joint venturers determine;

(b)

that the joint venturers shall have equal rights to manage and control the joint venture and its affairs and business, and that the joint venturers designate Trius Energy, LLC, as the managing venturer and delegate to the managing venturer the day-to-day management of the joint venture;

(c)	that distributions from and contributions to the joint venture shall be made in a prescribed manner; and

(d)

that all property acquired by the joint venture shall be owned by the joint venture, in the name of the joint venture, and beneficially owned by the joint venturers in the percentages of each joint venturer from time to time.

The joint venture formed pursuant to the joint venture agreement may be dissolved by:

(a)	an agreement of the joint venturers to dissolve the joint venture;

(b)	the purchase of every joint venturers’ interest by one joint venturer;

(c)	the sale or other disposition of all or substantially all of the assets of the joint venture;

(d)	the exercise of certain prescribed rights to dissolve the joint venture due to the occurrence of an event of default of a joint venturer;

(e)

the expiration or termination of the lease agreement in respect of the Gulf-Baker 83 #1 Well, the Sibley 84 #1 Well and the Sibley 84 #2 Well located in West Gomez oil and gas fields in Pecos County, Texas; or

(f)

the voluntary withdrawal by that number of joint venturers which leaves only one remaining joint venturer, any time after the expiration of the first 15 years of the joint venture upon 6 months written notice to the other joint venturers.

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

Chaco Basin Concessions

     Pursuant to a share purchase agreement, as amended March 17, 2008, among our company, Pantera Oil and Gas PLC (now called Artemis Energy PLC), Aurora Petroleos SA and Boreal Petroleos SA, we have the right to purchase up to 85% of the shares of each of Aurora and Boreal. In accordance with the terms of the share purchase agreement, on November 30, 2007, we paid $75,000 to each of Aurora and Boreal, for an aggregate payment of $150,000, as consideration for the acquisition of 15% of the issued and outstanding shares of each of Aurora and Boreal. As of February 29, 2008, we have paid an additional $50,000 to each of Aurora and Boreal, for an aggregate payment of $100,000, towards the fulfillment of our next contractual payment according to the agreement.

     Aurora and Boreal have acquired rights to concessions in Paraguay representing approximately 3,872,000 acres or 6,050 square miles pursuant to a Concession Contract with the government of Paraguay dated March 2, 2007, subject to official ratification by the Congress of Paraguay. These Concessions are located in a well established hydrocarbon area, named the Chaco Basin, where oil and gas has been produced in Bolivia since the 1920's. Aurora has acquired the rights to concessions in northern Paraguay consisting of three tracts: Tagua, Toro, and Cerro Cabrera; and Boreal has acquired the rights to concessions in northern Paraguay consisting of two tracts: Pantera and Bahia Negra. The concessions offer the exclusive right to explore the granted area for a term of four years following the date of ratification by the Congress of Paraguay, extendible for an additional two years in which the concessionaire shall be obligated to fulfill a minimum work plan. The concessions offer a term of twenty years for exploitation following the date entered into the exploitation stage, extendible for an additional ten years at the concessionaire’s request.

     In conjunction with our 15% acquisition of each of Aurora and Boreal, we are designing an exploration program to cost effectively evaluate the concessions. We plan to accomplish this through the proper mix of seismic and drilling. The Curupayty Sub-Basin already has about 1,800 miles of 2D seismic with approximately 1,100 miles of 1970 vintage data and about 560 miles of more recent 1993 data. Three wells have been drilled in proximity to the prospective acreage. We are currently seeking to acquire all available data on the concessions, including additional vintage seismic data.

     On January 30, 2008, we entered into an agreement with T.B. Berge, P.G., for the reprocessing of approximately 166 miles of 1993 Phillips Petroleum 2D seismic data and 30 miles of 1971 Texaco 2D seismic data, located on our Pantera concession, with plans to reprocess additional remaining existing seismic data thereafter. The reprocessed data, along with well, surface, and cultural information, will be loaded and mapped in an SMT project. Relevant horizons and maps will be made to show hydrocarbon systems and prospects. Prospect sizes will be estimated using SPE, WPC, and AAPG guidelines and a probabilistic range will be determined for each major prospect as well as a mean outcome for economics.

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

West Gomez Field Joint Venture

     On February 24, 2008, we entered into an agreement to purchase a 10% interest in a joint venture (“Block 83 84 Project”) formed pursuant to a joint venture agreement, with Trius Energy, LLC, as the managing venturer, and certain other joint venturers, in consideration for $800,000.

     Located on 1280 acres in the West Gomez Field in Pecos County, Texas, Block 83 84 consists of two reentry wells (Sibley 84 #1 and Gulf-Baker 83 #1) and one infill, shallow depth, oil drill (Sibley 84 #2). Stratco Operating Company, our operating partner in the project, and Trius Energy began the re-entry phase of the Block 83 84 Project on April 1, 2008. The drilling rig was mobilized to location on Sibley 84 #1 along with the pump, water tanks, pipe racks and drilling string. Atlas Well Service ran the hole with tubing to 20 feet, successfully drilled through the first cement plug, and continued drilling and circulating out debris to an initial total depth of 640 feet.

This process will continue until the well bore is free of any remaining plugs and we have achieved the total depth of approximately 22,820 feet. We will then begin the completion phase to immediately resume commercial production of natural gas.

     Upon completion of the Sibley 84#1, Stratco Operating will re-enter a second well, the Gulf-Baker 83 #1. The infill drill, the Sibley 84 #2, is a shallow drill of approximately 4000 feet that will be completed thereafter. The primary objectives of Block 83 84 are the Ellenberger, Fusselman, Devonian, Upper and Lower Wolfcamp, Atoka and Yates 7 Rivers sands.

Financings

     On February 12, 2008, we entered into an equity financing agreement with FTS Financial Investments Ltd., a corporation organized under the laws of Switzerland, whereby we, at our sole and exclusive option, may issue and sell to FTS Financial Investments and FTS Financial Investments agreed to irrevocably purchase from our company, shares of our common stock for an aggregate purchase price of up to $10,000,000, at a price of $1.00 per share. If and when we elect to issue and sell shares of our common stock to FTS Financial Investments pursuant to the agreement, we are required to deliver to FTS Financial Investments, among other things, a draw down notice in a prescribed form.

     Pursuant to the agreement, we, among other things, agreed to:

(g)	reserve an aggregate of 10,000,000 shares of our common stock which may be issued to FTS Financial Investments pursuant to the agreement,

(h)

issue one non-transferable common share purchase warrant to FTS Financial Investments for each share of our common stock issued to FTS Financial Investment pursuant to the agreement, with each warrant permitting the purchase of one share of our common stock, for a period of three years following the issuance of such warrants at the following exercise prices:

	(i)	$1.50 per share if exercised within the first year of issuance,

	(ii)	$2.00 per share if exercised within the second year of issuance, and

	(iii)	$2.50 per share if exercised within the third year of issuance.

     The agreement expires on the earliest to occur of: (a) the date on which FTS Financial Investments has purchased shares of our common stock for an aggregate purchase price of $10,000,000; (b) the date of termination of the agreement in accordance with the terms of the agreement; or (c) the date that is 24 months from the date of the agreement.

     On February 25, 2008, we entered into a subscription agreement with Trius Energy, LLC, of which Scott Tyson is a significant shareholder, whereby we agreed to issue 1,200,000 shares of our common stock for aggregate proceeds of $720,000.

Cash Requirements

     Our plan of operations for the next 12 months involves the exploration of our oil and gas properties. As of February 29, 2008, our company had cash of $197,706 and working capital of $261,558.

     We estimate that our general operating expenses for the next twelve month period to include $2,800,000 for exploration expenses and $380,000 for professional fees and general and administrative expenses for a total estimated funding of $3,180,000. Estimated operating expenses include provisions for consulting fees, salaries, travel, telephone, office rent, and on-going legal, accounting, and audit expenses to comply with our reporting responsibilities as a public company under the United States Exchange Act of 1934, as amended.

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

     We incurred a net loss of $1,015,838 for the three month period ended February 29, 2008. As indicated above, we anticipate that our projected operating expenses for the next twelve months will be $3,180,000. We will be required to raise additional funds through the issuance of equity securities or through debt financing in order to carry-out our plan of operations for the next twelve month period. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates.

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

     We have historically incurred losses, and through February 29, 2008 have incurred losses of $1,282,344 since our inception. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, public offerings, bank financing and/or advances from related parties or shareholder loans.

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

     There are no assurances that we will be able to achieve a level of revenues adequate to generate sufficient cash flow from operations. To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to us. If adequate working capital is not available we may not increase our operations.

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

     To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred losses totaling approximately $1,015,838 for the three month period ending February 29, 2008. As of February 29, 2008, we had working capital of $261,558. We do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

     - drilling and completion costs increase beyond our expectations; or

     - we encounter greater costs associated with general and administrative expenses or offering costs.

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

     From inception through to February 29, 2008, we have incurred aggregate losses of approximately $1,282,344. Our loss from operations for the three month period ended February 29, 2008 was $1,015,838. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the general economic cycle, the market price of oil and gas and exploration and development costs. If we cannot generate positive cash flows in the future, or raise sufficient financing to continue our normal operations, then we may be forced to scale down or even close our operations.

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

     Oil and gas operations are subject to federal, state, and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment. Oil and gas operations are also subject to federal, state, and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment. Various permits from government bodies are required for drilling operations to be conducted, and no assurance can be given that such permits will be received. Environmental standards imposed by federal, provincial, or local authorities may be changed and any such changes may have material adverse effects on our activities. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages which we may elect not to insure against due to prohibitive premium costs and other reasons. To date, we have not been required to spend any material amount on compliance with environmental regulations. However, we may be required to do so in the future and this may affect our ability to expand or maintain our operations.

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

     We may be unable to retain key employees or consultants or recruit additional qualified personnel. Our extremely limited personnel means that we would be required to spend significant sums of money to locate and train new employees in the event any of our employees resign or terminate their employment with us for any reason. Due to our limited operating history and financial resources, we are entirely dependent on the continued service of Mr. Chris Metcalf, our chief executive officer. Further, we do not have key man life insurance on Mr. Metcalf. We may not have the financial resources to hire a replacement if Mr. Metcalf were to die. The loss of service of Mr. Metcalf could therefore significantly and adversely affect our operations.

RISKS RELATED TO OUR COMMON STOCK

Our stock is a penny stock. Trading of our stock may be restricted by the Securities and Exchange Commission's penny stock regulations which may limit a stockholder's ability to buy and sell our stock.

     Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

The Financial Industry Regulatory Authority, or FINRA, has adopted sales practice requirements which may also limit a stockholder's ability to buy and sell our stock.

     In addition to the “penny stock” rules described above, the FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Item 3A(T). Controls and Procedures.

     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president and chief executive officer to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     As of February 29, 2008, the three month period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our president and chief executive officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

     We have made no change in our internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     On March 7, 2008, we issued 1,200,000 shares of our common stock to Trius Energy, LLC, of which Scott Tyson is the president and a significant shareholder, for aggregate proceeds of $720,000. We issued the securities relying on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933.

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

4.1	Regulation “S” Securities Subscription Agreement (incorporated by reference from our Registration Statement on Form SB-2 filed on April 18, 2006)

10.1

Share Purchase Agreement dated November 21, 2007 among our company, Pantera Oil and Gas PLC, Aurora Petroleos SA and Boreal Petroleos SA (incorporated by reference from our Current Report on Form 8-K filed on November 26, 2007)

10.2	Form of Advisory Board Agreement (incorporated by reference from our Current Report on Form 8-K filed on February 4, 2008)

10.3	Equity Financing Agreement dated February 12, 2008 with FTS Financial Investments Ltd. (incorporated by reference from our Current Report on Form 8-K filed on February 15, 2008)

10.4	Return to Treasury Agreement dated February 26, 2008 with Peter Hughes (incorporated by reference from our Current Report on Form 8-K filed on February 28, 2008)

10.5	Amending Agreement dated March 17, 2008 with Artemis Energy PLC, Aurora Petroleos SA and Boreal Petroleos SA (incorporated by reference from our Current Report on Form 8-K filed on March 19, 2008)

10.6*	Subscription Agreement dated February 28, 2008 with Trius Energy, LLC

10.7*	Joint Venture Agreement dated February 24, 2008 with Trius Energy, LLC

14.1	Code of Ethics (incorporated by reference from our Annual Report on Form 10-KSB filed on August 28, 2007)

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PANTERA PETROLEUM INC.

By: /s/ Chris Metcalf
Chris Metcalf
President, Chief Executive Officer and Director
(Principal Executive Officer and Principal
Financial Officer)
Date: April 14, 2008

By: /s/ Scott Tyson
Scott Tyson
Director
Date: April 14, 2008