Form 10KSB
period 2008-05-31
PANTERA PETROLEUM INC.
filed 2008-09-15
CIK 1346526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2008

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [   ] to [   ]

Commission file number 000-52506

PANTERA PETROLEUM INC.
(Name of small business issuer in its charter)

Nevada	98-0440762
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

111 Congress Avenue, Suite 400, Austin, Texas	78701
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (512) 391-3868

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Nil	Nil

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Shares, par value $0.001
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
Yes [X]   No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements
incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]   No [X]

State issuer’s revenues for its most recent fiscal year. $Nil.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

46,045,655 common shares @ $0.28 (1) = $12,892,783

(1) Represents the price at which our shares were last traded on the OTC BB on August 13, 2008. Used only for the purpose of this calculation.

State the number of shares outstanding of each of the issuer’s classes of equity stock, as of the latest practicable date.

94,045,655 common shares issued and outstanding as of September 8, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format (Check one): Yes [   ]   No [X].

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

This annual report contains forward-looking statements as that term is defined under applicable securities laws. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

In this annual report, unless otherwise specified, all references to “common shares” refer to the common shares of our capital stock.

As used in this annual report, the terms “we”, “us” and “our” mean Pantera Petroleum Inc., unless otherwise indicated.

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

In addition, effective September 28, 2007, we effected a sixteen (16) for one (1) forward stock split of our authorized, issued and outstanding common stock. As a result, our authorized capital increased from 75,000,000 shares of common stock with a par value of $0.001 to 1,200,000,000 shares of common stock with a par value of $0.001. At that time, our issued and outstanding share capital increased from 6,970,909 shares of common stock to 111,534,544 shares of common. As of August 25, 2008, there were 94,045,655 shares of common stock issued and outstanding. The name change and forward stock split became effective with the OTC Bulletin Board at the opening for trading on September 28, 2007 under the new stock symbol “PTPE”. Our new CUSIP number is 69866L 101.

Business

We are an exploration stage company engaged in the acquisition of prospective oil and gas properties. Following the change in our business, we conducted due diligence on potential acquisitions of suitable oil and gas properties. As a result of the due diligence period, on November 21, 2007, we entered into a share purchase agreement, as amended March 17, 2008 and July 30, 2008, among our company, Artemis Energy PLC (formerly Pantera Oil and Gas PLC), Aurora Petroleos SA and Boreal Petroleos SA, whereby we agreed to: (i) issue 4,000,000 shares of our common stock to Pantera Oil and Gas; and (ii) pay $25,000 to each of Aurora and Boreal, for an aggregate payment of $50,000, as consideration for the right to purchase up to 85% of the shares of each of Aurora and Boreal as follows:

1.

on or before November 30, 2007, we have the right, but not the obligation, to acquire 15% of the issued and outstanding shares of each of Aurora and Boreal for an aggregate payment of $150,000 to Aurora and Boreal (as to $75,000 to each of Aurora and Boreal) (“Investment One”), which was paid in full on November 30, 2007;

2.	on or before July 31, 2008, and subject to the completion of Investment One, Pantera shall have the right, but not the obligation, to:

(i) acquire an additional 12% of the issued and outstanding shares of Aurora for a payment of $225,000 by Pantera to Aurora, or as Aurora may direct (“Aurora Investment Two”), and

(ii) acquire an additional 15% of the issued and outstanding shares of Boreal for a payment of $225,000 by Pantera to Boreal, or as Boreal may direct (“Boreal Investment Two”);

3.	on or before April 30, 2009 and subject to the completion of:

(i)

Investment One and Aurora Investment Two, Pantera shall have the right, but not the obligation, to acquire an additional 38% of the issued and outstanding shares of Aurora for a payment of $500,000 by Pantera to Aurora, or as Aurora may direct (“Aurora Investment Three”), and

(ii)

Investment One and Boreal Investment Two, Public shall have the right, but not the obligation, to acquire an additional 35% of the issued and outstanding shares of Boreal for a payment of $500,000 by Pantera to Boreal, or as Boreal may direct (“Boreal Investment Three”); and

4.	on or before January 31, 2010 and subject to the completion of:

(i)

Investment One, Aurora Investment Two and Aurora Investment Three, Pantera shall have the right, but not the obligation, to acquire an additional 20% of the issued and outstanding shares of Aurora for a payment of $1,500,000 by Pantera to Aurora, or as Aurora may direct, and

(ii)

Investment One, Boreal Investment Two and Boreal Investment Three, Pantera shall have the right, but not the obligation, to acquire an additional 20% of the issued and outstanding shares of Boreal for a payment of $1,500,000 by Pantera to Boreal, or as Boreal may direct.

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

2.

upon completion of Investment One, Aurora Investment Two and Boreal Investment Two, as set forth above, we will have the right to nominate two directors to the board of directors of each of Aurora and Boreal, provided that such boards of directors will consist of no more than four directors; and

3.

upon completion of Investment One, Aurora Investment Two, Boreal Investment Two, Aurora Investment Three and Boreal Investment Three, as set forth above, we will have the right to nominate the majority of the directors to the board of directors of each of Aurora and Boreal, provided that Artemis Energy PLC (formerly Pantera Oil and Gas PLC) will have the right to nominate two directors to the board of directors each of Aurora and Boreal.

To more effectively align the interests of our company with Artemis, Aurora and Boreal, and to provide for a potentially more efficient accounting and tax treatment for our company, Artemis, Aurora and Boreal under their respective tax and accounting regimes, the parties entered negotiations and further revised the share purchase agreement. As a result of these negotiations, on September 9, 2008, we entered into an amended and restated share purchase agreement with Artemis Energy PLC (formerly Pantera Oil and Gas PLC), Aurora Petroleos SA and Boreal Petroleos SA. The amended agreement amends and restates the share purchase agreement dated November 21, 2007, as amended March 17, 2008 and July 30, 2008, such that the share purchase agreement, as amended, is replaced in its entirety by the amended agreement. Pursuant to the amended agreement, the parties agreed as follows:

(a)	Aurora acknowledged and agreed to:

	(i)	the indebtedness owed to our company in the amount of $335,000 and to issue a five year note bearing 5% simple interest, in a form to be mutually agreed upon by Aurora and our company;

(ii)

issue a five year note bearing 5% simple interest, in a form to be mutually agreed upon by Aurora and our company, to our company in an amount equal to any future payments made by our company to Aurora pursuant to the amended agreement; and

	(iii)	the terms of repayment of any outstanding amounts to our company;

(b)	Boreal acknowledged and agreed to:

	(i)	the indebtedness owed to our company in the amount of $335,000 and to issue a five year note bearing 5% simple interest, in a form to be mutually agreed upon by Boreal and our company;

(ii)

issue a five year note bearing 5% simple interest, in a form to be mutually agreed upon by Boreal and our company, to our company in an amount equal to any future payments made by our company to Boreal pursuant to the amended agreement; and

	(iii)	the terms of repayment of any outstanding amounts to our company;

(c)	Artemis agreed to:

	(i)	cancel 2,600,000 common shares of the 4,000,000 common shares of our company issued to Artemis on November 21, 2007;

	(ii)	issue warrants, or options, or other instrument in accordance with applicable securities laws, to our company to purchase:

		A.	27% of the issued and outstanding shares of Aurora for amounts previously paid to Aurora;

		B.	30% of the issued and outstanding shares of Boreal for amounts previously paid to Boreal;

		C.	up to an additional 58% of the shares of Aurora for future payments in the aggregate amount of $2,000,000 made by our company to Aurora in accordance with the terms of the amended agreement; and

D.	up to an additional 55% of the shares of Boreal for future payments in the aggregate amount of $2,000,000 to be made by our company to Boreal in accordance with the terms of the amended agreement; and

(d)

We agreed to issue a share purchase warrant entitling Artemis to purchase up to 2,600,000 shares of our common stock at an exercise price of $0.27 per share, with the other terms and conditions of the warrants to be mutually agreed upon by Artemis and our company.

In addition, each of Aurora and Boreal agreed to use all funds that they respectively receive from our company in connection with the amended agreement exclusively towards the exploration and development of the concessions held by each of Aurora and Boreal. Each of Aurora and Boreal have agreed to (i) consult and work together with our company to plan and execute any exploration and development activities either of them conduct; (ii) provide our company with annualized budgets with monthly cost projections; and (iii) not incur costs in excess of $5,000 for any transactions without the prior written consent of either our company or Artemis.

Please review the amended agreement attached as Exhibit 10.9 to this annual report for a complete description of all of the terms and conditions of the amended agreement.

Aurora has acquired the rights to concessions in northern Paraguay consisting of three tracts: Tagua, Toro, and Cerro Cabrera. They are located in the eastern extensions of the Chaco Basin, where, in Bolivia and Argentina significant reserves of natural gas, oil and condensate have been discovered. The Chaco Basin extends across Paraguay, Bolivia and Argentina, and in Paraguay, the Chaco Basin is composed of two Sub-Basins, the Curupayty and Carandayty Sub-Basins. The sources for most of the known hydrocarbons in the Chaco Basin are the Devonian Los Monos and Silurian Kirusillas shales. Both are mixed oil and gas prone source rocks. The amalgamated fans and channel sandstones of the Carboniferous Tarija and Tupambi formations are the main producing reservoirs in the Chaco Basin. The Tagua tract, approximately 116 square miles in area, is located in the Carandayty Sub-Basin on the border with Bolivia. The Curupayty Sub-Basin is located along the southern margin of the Chaco Basin. The Toro tract, approximately 927 square miles in area, is located in the Curupayty Sub-Basin in north central Paraguay. The Cerro Cabrera Block, approximately 1,996 square miles in area, is located in northern Paraguay on the Bolivian border. Aurora entered into a Concession Contract with the government of Paraguay on March 2, 2007. This Concession Contract is assigned Law Number 3,551, dated July 16, 2008, having been duly ratified by the Congress of Paraguay and signed by President Nicanor Duarte Frutos.

Boreal has acquired the rights to concessions in northern Paraguay consisting of two tracts: Pantera and Bahia Negra. They are also located in the eastern extensions of the Chaco Basin. The Pantera tract, approximately 1,158 square miles in area, is located in the Curupayty Sub-Basin on the border with Bolivia. The Bahia Negra tract, approximately 1,853 square miles in area, is located at the southern end of the Curupayty Sub-Basin in north central Paraguay. Boreal entered into a Concession Contract with the government of Paraguay on March 2, 2007. This Concession Contract is assigned Law Number 3,478, dated May 13, 2008, having been duly ratified by the Congress of Paraguay and signed by President Nicanor Duarte Frutos.

In addition, on February 24, 2008, we purchased a 10% interest in a joint venture formed pursuant to a joint venture agreement, with Trius Energy, LLC, as the managing venturer, and certain other joint venturers, in consideration for $800,000. Pursuant to the joint venture agreement, our company and the other joint venturers agreed, among other things, (a) to form a joint venture for the limited purpose of (i) securing, re-entering, re-opening, managing, cultivating, drilling and operating the Gulf-Baker 83 #1 Well, the Sibley 84 #1 Well and the Sibley 84 #2 Well located in West Gomez oil and gas fields in Pecos County, Texas, (ii) such other business agreed to by the joint venturers, and (iii) all such actions incidental to the foregoing as the joint venturers determine; (b) that the joint venturers shall have equal rights to manage and control the joint venture and its affairs and business, and that the joint venturers designate Trius Energy, LLC, as the managing venturer and delegate to the managing venturer the day-to-day management of the joint venture; (c) that distributions from and contributions to the joint venture shall be made in a prescribed manner; and (d) that all property acquired by the joint venture shall be owned by the joint venture, in the name of the joint venture, and beneficially owned by the joint venturers in the percentages of each joint venturer from time to time. On April 1, 2008, the joint venture began re-entry operations on the Sibley 84 #1 Well.

Principal Products

We are engaged in the business of exploring and, if warranted, developing commercial reserves of oil and gas. Since we are currently an exploration stage company, there is no assurance that commercially viable resources or reserves exist on any of our properties, and a great deal of further exploration will be required before a final evaluation as to the economic and legal feasibility for our future operation is determined. As of the date of this annual report, we have not discovered any economically viable resource or reserve on the properties owned by Aurora or Boreal, and there is no assurance that we will discover any. On August 16, 2008, the Sibley 84 #1 well of Block 83 84 Project JV entered production and began to sell natural gas.

Distribution Methods

A new gas field discovery in Paraguay will require new infrastructure, such as gas processing plants, gas gathering pipelines, and construction of a connection into the existing pipeline system in Brazil and Argentina for international export. A new oil discovery will also require new infrastructure, such as oil tanks and pumps. Crude oil must be moved from the production site to refineries. These movements can be made using a number of different modes of transportation, including trucks and trains, and also via an oil pipeline, which would need to be constructed in Paraguay. We would not, on our own, be able to distribute any oil and gas we discover, from our operations in Paraguay. We would need to rely on third party contractors to distribute any such oil and gas or sell any such oil and gas to third parties at the point of production.

Competition

The oil and gas industry is very competitive. We compete with numerous individuals and companies, including many major oil and gas companies, which have substantially greater technical, financial and operational resources and staffs. Accordingly, there is a high degree of competition for desirable oil and gas interests, suitable properties for drilling operations and necessary drilling equipment, as well as for access to funds. This competition could adversely impact our ability to finance property acquisitions and further exploration.

Licenses, concessions, royalty agreements or labor contracts

Pursuant to a share purchase agreement, as amended March 17, 2008 and July 30, 2008, among our company, Artemis Energy PLC (formerly Pantera Oil and Gas PLC), Aurora and Boreal, we have the right to purchase up to 85% of the shares of each of Aurora and Boreal. In accordance with the terms of the share purchase agreement, on November 30, 2007, we paid $75,000 to each of Aurora and Boreal, for an aggregate payment of $150,000, as consideration for the acquisition of 15% of the issued and outstanding shares of each of Aurora and Boreal. As of May 31, 2008, we had paid an additional $128,625 towards our next contractual payment for the acquisition of a further equity interest in Aurora, and $208,625 towards our next contractual agreement for the acquisition of a further equity interest in Boreal, for an aggregate payment of $337,250. Aurora and Boreal have acquired rights to concessions in Paraguay representing approximately 3,872,000 acres or 6,050 square miles pursuant to a Concession Contract with the government of Paraguay dated March 2, 2007. Subsequent to May 31, 2008, on September 9, 2008, we entered into an amended and restated share purchase agreement with Artemis Energy PLC (formerly Pantera Oil and Gas PLC), Aurora Petroleos SA and Boreal Petroleos SA. For further details of our agreements and concessions, please see our disclosure under the section entitled “Description of Property” below.

Government Approval and Regulation

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

Oil and gas operations in United States and elsewhere are also subject to federal and state laws and regulations which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment. Furthermore oil and gas operations in the United States are also subject to federal and state laws and regulations including, but not limited to: the construction and operation of facilities; the use of water in industrial processes; the removal of natural resources from the ground; and the discharge/release of materials into the environment.

Environmental Laws

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

Number of Employees

Other than our directors and officers, we have no employees. We anticipate that we will be conducting most of our business through our management and any consultants which we may engage.

RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this annual report before investing in our common stock. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.

RISKS RELATED TO OUR BUSINESS

We have had negative cash flows from operations.

To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred losses totalling $1,441,959 for the year ending May 31, 2008. As of May 31, 2008, we had working capital of $274,738. We do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

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

If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, we may be unable to continue our business and as a result may be required to scale back or cease operations of our business, the result of which would be that our stockholders would lose some or all of their investment.

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

From inception through to May 31, 2008, we have incurred aggregate losses of $1,591,943. Our net loss for the year ended May 31, 2008 was $1,441,959. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the general economic cycle, the market price of oil and gas and exploration and development costs. If we cannot generate positive cash flows in the future, or raise sufficient financing to continue our normal operations, then we may be forced to scale down or even close our operations.

Until such time as we generate revenues, we expect an increase in development costs and operating costs. Consequently, we expect to incur operating losses and negative cash flow until our properties enter commercial production.

We have a limited operating history and if we are not successful in continuing to grow our business, then we may have to scale back our operations and may not be able to continue as a going concern.

We have no history of revenues from operations and have no significant tangible assets. We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably. Our company has a limited operating history and must be considered in the development stage. The success of our company is significantly dependent on a successful acquisition, drilling, completion and production program. Our company’s operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We may be unable to locate recoverable reserves or operate on a profitable basis. We are in the development stage and potential investors should be aware of the difficulties normally encountered by enterprises in the development stage. If our business plan is not successful, and we are not able to operate profitably, we may not be able to continue as a going concern and investors may lose some or all of their investment in our company.

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

The oil and gas industry is very competitive. We compete with numerous individuals and companies, including many major oil and gas companies, which have substantially greater technical, financial and operational resources and staff. Accordingly, there is a high degree of competition for desirable oil and gas interests, suitable properties for drilling operations and necessary drilling equipment, as well as for access to funds. We cannot predict if the necessary funds can be raised or that any projected work will be completed.

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

The acquisition of interests in mineral properties involves certain risks. Title to mineral claims and the borders of such claims may be disputed. The concessions may be subject to prior unregistered agreements or transfers and title may be affected by undetected defects. If it is determined that any of our company’s concessions are based upon a claim with an invalid title, a disputed border, or subject to a prior right, the balance sheet of our company will be adversely affected and we may not be able to recover damages without incurring expensive litigation costs.

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

Operations in which we will have a direct or indirect interest will be subject to all the hazards and risks normally incidental to the exploration, development and production of resource properties, any of which could result in damage to or destruction of producing facilities, damage to life and property, environmental damage and possible legal liability for any or all damage. We do not currently maintain liability insurance and may not obtain such insurance in the future. The nature of these risks is such that liabilities could represent a significant cost to our company, and may ultimately force our company to become bankrupt and cease operations.

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

We may be unable to retain key employees or consultants or recruit additional qualified personnel. Our extremely limited personnel means that we would be required to spend significant sums of money to locate and train new employees in the event any of our employees resign or terminate their employment with us for any reason. Due to our limited operating history and financial resources, we are entirely dependent on the continued service of Mr. Chris Metcalf, our chief executive officer. Further, we do not have key man life insurance on Mr. Metcalf. We may not have the financial resources to hire a replacement if we lost the services of Mr. Metcalf. The loss of service of Mr. Metcalf could therefore significantly and adversely affect our operations.

RISKS RELATED TO OUR COMMON STOCK

Our stock is a penny stock. Trading of our stock may be restricted by the Securities and Exchange Commission’s penny stock regulations which may limit a stockholder’s ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

The Financial Industry Regulatory Authority, or FINRA, has adopted sales practice requirements which may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Our common stock is illiquid and the price of our common stock may be negatively impacted by factors which are unrelated to our operations.

Our common stock currently trades on a limited basis on the OTC Bulletin Board. Trading of our stock through the OTC Bulletin Board is frequently thin and highly volatile. There is no assurance that a sufficient market will develop in our stock, in which case it could be difficult for shareholders to sell their stock. The market price of our common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of our competitors, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

ITEM 2.      DESCRIPTION OF PROPERTY.

Our principal offices are located at 111 Congress Avenue, Suite 400, Austin, Texas 78701. We pay $1,510 per month in rent and our lease expires on April 30, 2009.

Pursuant to a share purchase agreement dated November 21, 2007, as amended March 17, 2008 and July 30, 2008, and as restated on September 9, 2008, among our company, Artemis Energy PLC (formerly Pantera Oil and Gas PLC), Aurora and Boreal, we have the right to purchase up to 85% of the shares of each of Aurora and Boreal. Aurora and Boreal have acquired rights to concessions in Paraguay representing approximately 3,872,000 acres or 6,050 square miles pursuant to a Concession Contract with the government of Paraguay dated March 2, 2007. The concessions offer the exclusive right to explore the granted area for a term of four years following the date of ratification by the Congress of Paraguay, extendible for an additional two years in which the concessionaire shall be obligated to fulfill a minimum work plan. The concessions offer a term of twenty years for exploitation following the date entered into the exploitation stage, extendible for an additional ten years at the concessionaire’s request.

Aurora has acquired the rights to concessions in northern Paraguay consisting of three tracts: Tagua, Toro, and Cerro Cabrera. They are located in the eastern extensions of the Chaco Basin, where, in Bolivia and Argentina, significant reserves of gas, oil and condensate have been discovered. The Chaco Basin extends across Paraguay, Bolivia and Argentina, and in Paraguay, the Chaco Basin is composed of two Sub-Basins, the Curupayty and Carandayty Sub-Basins. The sources for most of the known hydrocarbons in the Chaco Basin are the Devonian Los Monos and Silurian Kirusillas shales. Both are mixed oil and gas prone source rocks. The amalgamated fans and channel sandstones of the Carboniferous Tarija and Tupambi formations are the main producing reservoirs in the Chaco Basin. The Tagua tract, approximately 116 square miles in area, is located in the Carandayty Sub-Basin on the border with Bolivia. It is approximately 12 miles from a Paraguayan well (Mendoza 1-R) that tested gas from two zones and approximately 68 miles from the nearest producing field in Bolivia. The Toro tract, approximately 927 square miles in area, is located in the Curupayty Sub-Basin in north central Paraguay. The Cerro Cabrera Block, approximately 1,996 square miles in area, is located in northern Paraguay on the Bolivian border. It is located directly across the Izozog High from the Mendoza 1-R and approximately 149 miles from the nearest producing fields in Bolivia. Aurora entered into a Concession Contract with the government of Paraguay on March 2, 2007. This Concession Contract is assigned Law Number 3,551, dated July 16, 2008, having been duly ratified by the Congress of Paraguay and signed by President Nicanor Duarte Frutos. The Concession area for Exploration is located and delimited by the following geographic coordinates:

TORO BLOCK

COORDINATES	LATITUDE:	LONGITUDE
A	20° 10’30”	59° 48’07.2”
B	20° 10’30”	58° 38’49.2”
C	20° 21’18”	58° 38’49.2’’
D	20° 21’18”	59° 48’07.2”

Approximate area: 593,053 acres.

TAGUA BLOCK

POINTS	Longitude	Latitude
A	62° 06’40.68”	20° 21’18”
B	61° 55’08.4”	20° 21’18”
C	61° 55’08.4”	20° 04’51.6”
D Boundary Marker IV Gabino Mendoza	61° 55’21.13”	20° 05’21.16”

Approximate area: 74,132 acres.

BLOCK: CERRO CABRERA

POINTS	Longitude	Latitude
Boundary Marker V C. Cabrera	61° 44’06.44”	19° 38’03.86”
Boundary Marker VI Palmar de las Islas	60° 37’1.2”	19° 27’36”
C	60° 34’19.2”	19° 26’52.8”
D	60° 34’19.2”	19° 48’46.8”
E	60° 45’50.4”	19° 48’46.8”
F	60° 45’50.4”	19° 55’1.2”
G	61° 40’1.2”	19° 55’1.2”
H	61° 40’1.2”	19° 59’38.4”
I	61° 52’37.2”	19° 59’38.4”

Approximate area: 1,277,535 acres.

Boreal has recently acquired the rights to concessions in northern Paraguay consisting of two tracts: Pantera and Bahia Negra. They are also located in the eastern extensions of the prolific Chaco Basin, where, in Bolivia and Argentina, significant reserves of gas, oil and condensate have been discovered. The Pantera tract, approximately 1,158 square miles in area, is located in the Curupayty Sub-Basin on the border with Bolivia. The Bahia Negra tract, approximately 1,853 square miles in area, is located at the southern end of the Curupayty Sub-Basin in north central Paraguay. Boreal entered into a Concession Contract with the government of Paraguay on March 2, 2007. This Concession Contract is assigned Law Number 3,478, dated May 13, 2008, having been duly ratified by the Congress of Paraguay and signed by President Nicanor Duarte Frutos. The Concession area for Exploration is located and delimited by the following geographic coordinates:

PANTERA BLOCK

POINTS	LONGITUDE	LATITUDE:
Boundary Marker VII C. Sanchez	59[o] 58’40”	19[o] 17’40. 87”
Boundary Marker VIII C. Chovoreca	59[o] 04’08.14”	19[o] 17’15.53”
C.	59[o] 01’55.52”	19[o] 18’36”
D	59[o] 01’55.52”	19[o] 27’07.2’’
E	59[o] 59’42”	19[o] 27’07.2’’
F	59[o] 59’42”	19[o] 37’58.8’’
G	60[o] 22’48”	19[o] 37’58.8’’
H	60[o] 22’48”	19[o] 23’52.8’’

Approximate area: 741,316 acres.

BAHIA NEGRA BLOCK

POINTS	LONGITUDE	LATITUDE:
A	59[o] 01’55.2”	20° 21’18”
B	58° 38’49.2”	20° 21’18”
C	58° 38’49.2”	21° 26’20.4”
D	59[o] 01’55.2”	21° 26’20.4”

Approximate area: 1,186,106 acres.

ITEM 3.      LEGAL PROCEEDINGS.

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4.      SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Our common shares were approved for quotation on the OTC Bulletin Board on April 16, 2007, and are currently quoted for trading under the symbol “PTPE”. The following quotations obtained from the OTC Bulletin Board reflect the high and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission an may not represent actual transactions. The high and low bid prices of our common stock for the periods indicated below are as follows:

	OTC Bulletin Board(1)
Quarter Ended	High	Low
May 31, 2008	$0.84	$0.40
February 29, 2008	$1.98	$0.80
November 30, 2007(2)	$0.50	$0.00
August 31, 2007	N/A	N/A
May 31, 2007	N/A	N/A
February 28, 2007	N/A	N/A
November 30, 2006	N/A	N/A
August 31, 2006	N/A	N/A

(1)

OTC Bulletin Board quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions. Our common shares are issued in registered form. The transfer agent and registrar for our common stock is American Stock Transfer and Trust Company, LLC (Telephone: (718) 921- 8521; Facsimile: (718) 765-8742).

(2)

Our common shares were approved for quotation on the OTC Bulletin Board on April 16, 2007. The first trade of our stock on the OTC Bulletin Board as indicated on Yahoo Finance occurred on October 9, 2007.

On August 25, 2008, the shareholders’ list of our common shares showed 28 registered shareholders and 94,045,655 shares outstanding.

Dividend Policy

No cash dividends have been paid by our company on our common stock. We anticipate that our company’s future earnings will be retained to finance the continuing development of our business. The payment of any future dividends will be at the discretion of our company’s board of directors and will depend upon, among other things, future earnings, any contractual restrictions, the success of business activity, regulatory and corporate law requirements and the general financial condition of our company.

Recent Sales of Unregistered Securities

On April 3, 2008, we issued to one accredited investor 1,111,111 units for gross proceeds of $500,000, pursuant to a private placement subscription agreement. Each unit is comprised of one common share and one common share purchase warrant. Each warrant entitles the holder thereof to purchase an additional common share at $0.75 per share up to April 3, 2009 and at $1.00 per share from April 4, 2009 to April 3, 2010. The units were issued relying on Section 4(2) and/or Rule 506 of Regulation D of the Securities Act of 1933.

Equity Compensation Plan Information

We currently do not have any stock option or equity compensation plans or arrangements.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Other than as set out below, we did not purchase any of our shares of common stock or other securities during our fiscal year ended May 31, 2008.

In connection with Peter Hughes’ resignation as the secretary and a director of our company, on February 26, 2008, we entered into a return to treasury agreement with Peter Hughes, whereby Mr. Hughes agreed to return 27,000,000 shares of our common stock which he held to the treasury of our company for the sole purpose of our company retiring such shares.

ITEM 6.      MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Plan of Operation

The following is a discussion and analysis of our plan of operation for the next year ended May 31, 2009, and the factors that could affect our future financial condition and plan of operation.

This discussion and analysis should be read in conjunction with our financial statements and the notes thereto included elsewhere in this annual report. Our financial statements are prepared in accordance with United States generally accepted accounting principles. All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise. Please see our “Note on Forward Looking Statements” and “Risk Factors” for a list of our risk factors.

Chaco Basin Concessions

Pursuant to a share purchase agreement, as amended March 17, 2008, among our company, Pantera Oil and Gas PLC (now called Artemis Energy PLC), Aurora Petroleos SA and Boreal Petroleos SA, we have the right to purchase up to 85% of the shares of each of Aurora and Boreal. In accordance with the terms of the share purchase agreement, on November 30, 2007, we paid $75,000 to each of Aurora and Boreal, for an aggregate payment of $150,000, as consideration for the acquisition of 15% of the issued and outstanding shares of each of Aurora and Boreal. As of May 31, 2008, we had paid an additional $128,625 towards our next contractual payment for the acquisition of a further equity interest in Aurora, and $208,625 towards our next contractual agreement for the acquisition of a further equity interest in Boreal, for an aggregate payment of $337,250.

To more effectively align the interests of our company with Artemis, Aurora and Boreal, and to provide for a potentially more efficient accounting and tax treatment for our company, Artemis, Aurora and Boreal under their respective tax and accounting regimes, the parties entered negotiations and further revised the share purchase agreement. As a result of these negotiations, on September 9, 2008, we entered into an amended and restated share purchase agreement with Artemis Energy PLC (formerly Pantera Oil and Gas PLC), Aurora Petroleos SA and Boreal Petroleos SA. The amended agreement amends and restates the share purchase agreement dated November 21, 2007, as amended March 17, 2008 and July 30, 2008, such that the share purchase agreement, as amended, is replaced in its entirety by the amended agreement. Pursuant to the amended agreement, the parties agreed as follows:

(a)	Aurora acknowledged and agreed to:

	(i)	the indebtedness owed to our company in the amount of $335,000 and to issue a five year note bearing 5% simple interest, in a form to be mutually agreed upon by Aurora and our company;

(ii)

issue a five year note bearing 5% simple interest, in a form to be mutually agreed upon by Aurora and our company, to our company in an amount equal to any future payments made by our company to Aurora pursuant to the amended agreement; and

	(iii)	the terms of repayment of any outstanding amounts to our company;

(b)	Boreal acknowledged and agreed to:

	(i)	the indebtedness owed to our company in the amount of $335,000 and to issue a five year note bearing 5% simple interest, in a form to be mutually agreed upon by Boreal and our company;

(ii)

issue a five year note bearing 5% simple interest, in a form to be mutually agreed upon by Boreal and our company, to our company in an amount equal to any future payments made by our company to Boreal pursuant to the amended agreement; and

	(iii)	the terms of repayment of any outstanding amounts to our company;

(c)	Artemis agreed to:

	(i)	cancel 2,600,000 common shares of the 4,000,000 common shares of our company issued to Artemis on November 21, 2007;

	(ii)	issue warrants to our company to purchase:

		A.	27% of the issued and outstanding shares of Aurora for amounts previously paid to Aurora;

		B.	30% of the issued and outstanding shares of Boreal for amounts previously paid to Boreal;

		C.	up to an additional 58% of the shares of Aurora for future payments in the aggregate amount of $2,000,000 made by our company to Aurora in accordance with the terms of the amended agreement; and

		D.	up to an additional 55% of the shares of Boreal for future payments in the aggregate amount of $2,000,000 to be made by our company to Boreal in accordance with the terms of the amended agreement; and

(d)

Pantera agreed to issue a share purchase warrant entitling Artemis to purchase up to 2,600,000 shares of our common stock at an exercise price of $0.27 per share, with the other terms and conditions of the warrants to be mutually agreed upon by Artemis and our company.

In addition, each of Aurora and Boreal agreed to use all funds that they respectively receive from our company in connection with the amended agreement exclusively towards the exploration and development of the concessions held by each of Aurora and Boreal. Each of Aurora and Boreal have agreed to (i) consult and work together with our company to plan and execute any exploration and development activities either of them conduct; (ii) provide our company with annualized budgets with monthly cost projections; and (iii) not incur costs in excess of $5,000 for any transactions without the prior written consent of either our company or Artemis.

Please review the amended agreement attached as Exhibit 10.9 to this annual report for a complete description of all of the terms and conditions of the amended agreement.

Aurora and Boreal have acquired rights to concessions in Paraguay representing approximately 3,872,000 acres or 6,050 square miles pursuant to a Concession Contract with the government of Paraguay dated March 2, 2007. The Concession Contract for Aurora is assigned Law Number 3,551, dated July 16, 2008, and the Concession Contract for Boreal is assigned Law Number 3,478, dated May 13, 2008, having been duly ratified by the Congress of Paraguay and signed by President Nicanor Duarte Frutos. These Concessions are located in a well established hydrocarbon area, named the Chaco Basin, where oil and gas has been produced in Bolivia since the 1920’s. Aurora has acquired the rights to concessions in northern Paraguay consisting of three tracts: Tagua, Toro, and Cerro Cabrera; and Boreal has acquired the rights to concessions in northern Paraguay consisting of two tracts: Pantera and Bahia Negra. The concessions offer the exclusive right to explore the granted area for a term of four years following the date of ratification by the Congress of Paraguay, extendible for an additional two years in which the concessionaire shall be obligated to fulfill a minimum work plan. The concessions offer a term of twenty years for exploitation following the date entered into the exploitation stage, extendible for an additional ten years at the concessionaire’s request.

In conjunction with our 15% acquisition of each of Aurora and Boreal as of May 31, 2008, we are designing an exploration program to cost effectively evaluate the concessions. We plan to accomplish this through the proper mix of seismic and drilling. The Curupayty Sub-Basin already has about 1,800 miles of 2D seismic with approximately 1,100 miles of 1970 vintage data and about 560 miles of more recent 1993 data. Three wells have been drilled in proximity to the prospective acreage. We are currently seeking to acquire all available data on the concessions, including additional vintage seismic data.

On January 30, 2008, we entered into an agreement with T.B. Berge, P.G., for the reprocessing of 1993 vintage Phillips Petroleum 2D seismic data and 1971 vintage Texaco 2D seismic data, located on our Pantera concession, consisting of approximately 988,000 acres in northern Paraguay. On July 10, 2008, Mr. Berge completed the reprocessing and interpretation of approximately 178 miles of 2-D seismic data and submitted his processing report to our company. The reprocessed data, along with well, surface, and cultural information, were loaded and mapped in an SMT project. Mr. Berge submitted relevant horizons and maps to show hydrocarbon systems and prospects and determined a probabilistic range for identified prospects, as well as a mean outcome for economics, using SPE (Society of Petroleum Engineers), WPC (World Petroleum Council), and AAPG (American Association of Petroleum Geologists) guidelines. Existing well files from the Pantera #1 well, drilled by Phillips Petroleum in 1995, were recovered from storage in Paraguay and fully digitized and incorporated into the report. The Pantera #1 well tops and intervals were tied to existing seismic lines and correlated around the rest of the reprocessed data grid.

We are evaluating the results and considering additional steps, including the processing of a number of large seismic displays on paper that are from the older Texaco surveys through a process called seismic vectorization (or SEGY conversion) to recover and reprocess that data as if we had the tapes. The process should allow us to do post-stack processing (migration) and then load the data with our existing data. This may be useful information of a more regional nature that would help put the regional perspective together. We are currently accumulating additional well data to aid in this survey. This survey is intended to further add to our evaluation of identified prospects and aid in the formulation of the drilling plan.

West Gomez Field Joint Venture

On February 24, 2008, we entered into an agreement to purchase a 10% interest in a joint venture (“Block 83 84 Project”) formed pursuant to a joint venture agreement, with Trius Energy, LLC, as the managing venturer, and certain other joint venturers, in consideration for $800,000.

Located on 1280 acres in the West Gomez Field in Pecos County, Texas, the Block 83 84 Project consists of two reentry wells (Sibley 84 #1 and Gulf-Baker 83 #1) and one infill, shallow depth drill (Sibley 84 #2). Lakehills Production, Inc., our operating partner in the project, and Trius Energy began the re-entry phase of the Block 83 84 Project on April 1, 2008. The drilling rig was mobilized to location on Sibley 84 #1 along with the pump, water tanks, pipe racks and drilling string. Atlas Well Service ran the hole with tubing and continued to drill out plugs until achieving the target depth for the Fusselman and Devonian pay zones. The crew completed the well and placed the well back into production on August 16, 2008. Upon completion of the Sibley 84 #1, Block 83 84 joint venture intends to re-enter a second well, the Gulf-Baker 83 # and drill the Sibley 84 #2, a shallow drill of approximately 4000 feet. The primary objectives of the Block 83 84 Project are the Ellenberger, Fusselman, Devonian, Upper and Lower Wolfcamp, Atoka and Yates 7 Rivers sands.

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

Pursuant to the agreement, we, among other things, agreed to:

(a)	reserve an aggregate of 10,000,000 shares of our common stock which may be issued to FTS Financial Investments pursuant to the agreement; and

(b)

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

As at May 31, 2008, no shares were issued under the February 12, 2008 equity financing agreement.

On February 25, 2008, we entered into a subscription agreement with Trius Energy, LLC, of which Scott Tyson is a significant shareholder, whereby we agreed to issue 1,200,000 shares of our common stock for aggregate proceeds of $720,000.

On April 3, 2008, we entered into a subscription agreement with Belair Minex USA Corporation, whereby we agreed to issue 1,111,111 units for aggregate proceeds of $499,999.50. Each unit consists of one share of our common stock and one common share purchase warrant. Each warrant may be exercised until April 3, 2010 at an exercise price of $0.75 per share if exercised on or before April 3, 2009, or $1.00 per share if exercised between April 4, 2009 to April 3, 2010.

Cash Requirements

Our plan of operations for the next 12 months involves the exploration of our oil and gas properties. As of May 31, 2008, our company had cash of $168,134 and working capital of $274,738.

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

We will require additional funds to continue our operations and implement our growth strategy in exploration operations. To date, we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We expect this situation to continue for the foreseeable future. We anticipate that we will have negative cash flows during the next twelve month period. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is still no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable.

We incurred a net loss of $1,441,959 for the year ended May 31, 2008. As indicated above, we anticipate that our projected operating expenses for the next twelve months will be $3,180,000. We will be required to raise additional funds through the issuance of equity securities or through debt financing in order to carry-out our plan of operations for the next twelve month period. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates.

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

Going Concern

Due to our being an exploration stage company and not having generated revenues, in their report on our audited financial statements for the year ended May 31, 2008, our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.

We have historically incurred losses, and through May 31, 2008 have incurred losses of $1,591,943 since our inception. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, public offerings, bank financing and/or advances from related parties or shareholder loans.

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

Off-Balance Sheet Arrangements

Our company has no outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. Our company does not engage in trading activities involving non-exchange traded contracts.

Application of Critical Accounting Policies

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying disclosures of our company. Although these estimates are based on management’s knowledge of current events and actions that our company may undertake in the future, actual results may differ from such estimates.

Development Stage Company

We are a development stage company as defined in Statement of Financial Accounting Standards (“FAS”) No. 7.

Foreign Currency Translation

Our functional and reporting currency is the United States dollar. Monetary assets and liabilities are translated into United States dollars at the exchange rate in effect at the end of the period. Non-monetary assets and liabilities are translated at the exchange rate prevailing when the assets were acquired or the liabilities assumed. Revenues and expenses are translated at average rate of exchange for the period. All exchange gains and losses on transactions denominated in currencies other than the functional currency are included in the determination of net income (loss) for the period.

Basic and Diluted Loss Per Share

We report basic loss per share in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share”. Basic loss per share is computed using the weighted average number of shares outstanding during the period. Diluted earnings (loss) per share are computed similar to basic income (loss) per share except that the denominator is increased to include the number of common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, at either the beginning of the respective period presented or the date of issuance, whichever is later, and only if the common stock equivalents are considered dilutive based upon our net income (loss) position at the calculation date. Diluted loss per share has not been provided as it would be antidilutive.

Equipment

Equipment, which consists of computer equipment, is recorded at cost. We provide for depreciation using a 30% declining balance annual rate. All equipment was written off during the year ended May 31, 2008, as it was no longer being used by our company.

Investments

Investments in companies and joint ventures where no significant influence exists are carried at the lower of cost or fair value. The investments are assessed for impairment when it appears the amount may not be recovered.

Oil and Gas Properties

We follow the full cost method of accounting for oil and gas operations whereby all costs of exploring for and developing oil and gas reserves are initially capitalized on a country-by-country (cost centre) basis. Such costs include land acquisition costs, geological and geophysical expenses, carrying charges on non-producing properties, costs of drilling and overhead charges directly related to acquisition and exploration activities.

Costs capitalized, together with the costs of production equipment, will be depleted and amortized on the unit-of-production method based on the estimated gross proved reserves. Petroleum products and reserves are converted to a common unit of measure, using 6 MCF of natural gas to one barrel of oil.

Costs of acquiring and evaluating unproved properties are initially excluded from depletion calculations. These unevaluated properties are assessed periodically to ascertain whether impairment has occurred. When proved reserves are assigned or the property is considered to be impaired, the cost of the property or the amount of the impairment is added to costs subject to depletion calculations.

If capitalized costs, less related accumulated amortization and deferred income taxes, exceed the “full cost ceiling” the excess is expensed in the period when such excess occurs. The “full cost ceiling” is determined based on the present value of estimated future net revenues attributed to proved reserves, using current prices less estimated future expenditures plus the lower of cost and fair value of unproven properties within the cost centre.

Future net cash flows from proved reserves using period-end, non-escalated prices and costs are discounted to present value and compared to the carrying value of oil and gas properties.

Proceeds from a sale of petroleum and natural gas properties are applied against capitalized costs, with no gain or loss recognized, unless such a sale would alter the rate of depletion by more than 25%. Royalties paid net of any tax credits received are netted with oil and gas sales.

Asset Retirement Obligations

We recognize the fair value of a liability for an asset retirement obligation in the year in which it is incurred when a reasonable estimate of fair value can be made. The carrying amount of the related long-lived asset is increased by the same amount as the liability.

Changes in the liability for an asset retirement obligation due to the passage of time will be measured by applying an interest method of allocation. The amount will be recognized as an increase in the liability and an accretion expense in the statement of operations. Changes resulting from revisions to the timing or the amount of the original estimate of undiscounted cash flows are recognized as an increase or a decrease in the carrying amount of the liability for an asset retirement obligation and the related asset retirement cost capitalized as part of the carrying amount of the related long-lived asset. At May 31, 2008, our company had no asset retirement obligations as we recently entered into a new development stage.

Environmental Costs

Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or our company’s commitments to a plan of action based on the then known facts.

As at May 31, 2008, we have not incurred any environmental expenditures.

Financial Instruments

The carrying value of our financial instruments consisting of cash, accounts payable and accrued liabilities and due to related parties approximate their fair value due to the short-term maturity of such instruments. Loan payable is carried at cost plus accrued interest and the carrying value is equal to the fair value. Unless otherwise noted, it is management’s opinion that our company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The Statement is to be particularly effective for our financial statements issued for the fiscal year beginning June 1, 2008. We are currently evaluating the timing of adoption and the impact that adoption might have on its financial position or results of operations.

On February 15, 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities”. The Statement establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for our financial statements issued for the fiscal year beginning June 1, 2008. We are currently evaluating the impact that the adoption of SFAS No. 159 might have on its financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. The standard requires all entities to report noncontrolling (minority) interests as equity in consolidated financial statements. SFAS No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. We are currently reviewing the guidance, which is effective for fiscal years beginning after December 15, 2008, to determine the potential impact, if any, on our financial statements.

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the impact of SFAS 161 on our financial statements.

ITEM 7.      FINANCIAL STATEMENTS.

Our financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that the audited financial statements for the fiscal year ended May 31, 2008 include all adjustments necessary in order to ensure that the audited financial statements are not misleading.

The following financial statements are filed as part of this annual report:

1.	Balance Sheet as at May 31, 2008 and 2007

2.	Statements of Operations for the years ended May 31, 2008 and 2007 and for the period from October 27, 2004 (Date of inception) to May 31, 2008

3.	Statement of Cash Flows for the years ended May 31, 2008 and 2007 and for the period from October 27, 2004 (Date of inception) to May 31, 2008

4.	Statement of Stockholders’ Deficit for the period from October 27, 2004 (Date of inception) to May 31, 2008

5.	Notes to Financial Statements

PANTERA PETROLEUM INC.

(formerly Arthro Pharmaceuticals, Inc.)

(A Development Stage Company)

 FINANCIAL STATEMENTS

May 31, 2008 and 2007

(Stated in US Dollars)

BDO Dunwoody LLP Chartered Accountants	#604 – 750 West Pender Street Vancouver, BC, Canada V6C 2T7 Telephone: (604) 689-0188 Fax: (604) 689-9773

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders,
Pantera Petroleum Inc.
(formerly Arthro Pharmaceuticals, Inc.)
(A Development Stage Company)

We have audited the accompanying balance sheet of Pantera Petroleum Inc. (formerly Arthro Pharmaceuticals, Inc.) (the “Company”) (A Development Stage Company) as of May 31, 2008 and the related statements of operations, cash flows and stockholders' equity (deficiency) for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of the Company for the period from October 27, 2004 (Date of Inception) to May 31, 2007. Such statements are included in the cumulative from inception to May 31, 2008 totals of the statements of operations, cash flows and stockholders’ equity (deficiency) and reflect a net loss of 9% of the related cumulative totals. Those financial statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to the amount for the period from October 27, 2004 (Date of Inception) to May 31, 2007 included in the cumulative totals, is based solely upon the report of the other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors, these financial statements referred to above present fairly, in all material respects, the financial position of Pantera Petroleum Inc. (formerly Arthro Pharmaceuticals, Inc.) as of May 31, 2008 and the results of its operations and its cash flows for the year then ended and for the period from October 27, 2004 (Date of Inception) to May 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the development stage, has not yet achieved profitable operations and is dependent on its ability to raise capital from stockholders or other sources to meet its obligations and repay its liabilities arising from normal business operations when they come due. These factors, along with other matters as set forth in Note 1, raise substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

(signed) “BDO Dunwoody LLP”

Chartered Accountants

Vancouver, Canada
September 9, 2008

BDO Dunwoody LLP is a Limited Liability Partnership registered in Ontario

A PARTNERSHIP OF INCORPORATED PROFESSIONALS	AMISANO HANSON
CHARTERED ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders,
Pantera Petroleum Inc.
(formerly Arthro Pharmaceuticals, Inc.)
(A Development Stage Company)

We have audited the accompanying balance sheet of Pantera Petroleum Inc. (formerly Arthro Pharmaceuticals, Inc.) (A Development Stage Company) as of May 31, 2007 and the related statements of operations, stockholders’ equity a nd cash flows for the year ended May 31, 2007 and the period from October 27, 2004 (Date of Inception) to May 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these financial statements referred to above present fairly, in all material respects, the financial position of Pantera Petroleum Inc. (formerly Arthro Pharmaceuticals Inc.) as of May 31, 2007 and the results of its operations and its cash flows for the year ended May 31, 2007 and the period October 27, 2004 (Date of Inception) to May 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

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

PANTERA PETROLEUM INC.
(formerly Arthro Pharmaceuticals, Inc.)
(A Development Stage Company)
BALANCE SHEETS
May 31, 2008 and 2007
(Stated in US Dollars)

	2008	2007
ASSETS

Current
Cash	$168,134	$1,720
Prepaid expense and deposit	118,533	1,500
	286,667	3,220

Investments – Note 6	541,907	-
Oil and gas interests – Notes 7 and 12	800,000	-
Equipment – Note 3	-	767
License agreement – Note 4	-	1

	$1,628,574	$3,988

LIABILITIES

Current
Accounts payable and accrued liabilities	$11,929	$12,951
Due to related parties – Note 9	-	67,060
	11,929	80,011

Consulting fees payable in stock – Note 11(c)	27,500	-
Loan payable – Notes 5 and 12	75,448	-
		-
	114,877	80,011

STOCKHOLDERS’ EQUITY (DEFICIENCY)

Common stock, 1,200,000,000 shares authorized, $0.001 par value;
92,245,655 shares issued (2007: 111,534,544)
– Notes 11 and 12	92,246	111,535
Additional paid-in capital	3,013,394	(37,574)
Deficit accumulated during the development stage	(1,591,943)	(149,984)
	1,513,697	(76,023)

	$1,628,574	$3,988

Nature of Operations and Ability to Continue as a Going Concern – Note 1
Commitments – Note 11
Subsequent Events – Notes 6, 11 and 12

The accompanying notes are an integral part of these financial statements.

PANTERA PETROLEUM INC.
(formerly Arthro Pharmaceuticals, Inc.)
(A Development Stage Company)
STATEMENTS OF OPERATIONS
for the years ended May 31, 2008 and 2007 and
for the period October 27, 2004 (Date of Inception) to May 31, 2008
(Stated in US Dollars)

			October 27,
			2004 (Date of
			Inception) to
	Years ended		May 31,
	May 31,		2008
	2008	2007	(Cumulative)

Expenses
Consulting fees	$920,330	$2,000	$947,080
General and administrative – Note 9	518,419	50,658	639,654
Write-down of license agreement – Note 4	1	1,999	2,000
Write-down of equipment	767	-	767
	(1,439,517)	(54,657)	(1,589,501)

Other expense:
Interest expense	(2,442)	-	(2,442)

Net loss for the period	$(1,441,959)	$(54,657)	$(1,591,943)

Basic and diluted loss per share	$(0.02)	$(0.00)

Weighted average number of shares outstanding	96,097,750	111,534,544

The accompanying notes are an integral part of these financial statements.

PANTERA PETROLEUM INC.
(formerly Arthro Pharmaceuticals, Inc.)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
for the years ended May 31, 2008 and 2007 and
for the period October 27, 2004 (Date of Inception) to May 31, 2008
(Stated in US Dollars)

			October 27,
			2004 (Date of
			Inception) to
	Years ended		May 31,
	May 31,		2008
	2008	2007	(Cumulative)
Operating Activities
Net loss for the period	$(1,441,959)	$(54,657)	$(1,591,943)
Add amounts not involving cash
Depreciation	-	329	993
Consulting fees paid by stock	864,500	-	866,250
Consultants’ warrants	112,255	-	112,255
Accrued interest	2,442	-	2,442
Write-down of license agreement	1	1,999	2,000
Write-down of equipment	767	-	767
Change in non-cash working capital balances
related to operations
Prepaid expenses and deposit	(117,033)	-	(118,533)
Accounts payable and accrued liabilities	(1,022)	4,773	11,929
Due to related party	13,865	48,128	80,925
Consulting fees payable in stock	27,500	-	27,500
Cash provided by (used in) operating activities	(538,684)	572	(605,415)

Investing Activities
Purchase of equipment	-	-	(1,760)
Investments	(537,907)	-	(537,907)
Oil and gas interests	(800,000)	-	(800,000)
Cash used in investing activities	(1,337,907)	-	(1,339,667)

Financing Activities
Issuance of common stock	1,970,000	-	2,040,211
Shares repurchased	(1)		(1)
Proceeds from loan	73,006	-	73,006
Cash used in financing activities	2,043,005	-	2,113,216

Increase in cash during the period	166,414	572	168,134

Cash, beginning of the period	1,720	1,148	-

Cash, end of the period	$168,134	$1,720	$168,134

Non-cash Transactions – Note 10

The accompanying notes are an integral part of these financial statements.

PANTERA PETROLEUM INC.
(formerly Arthro Pharmaceuticals, Inc.)
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
for the period October 27, 2004 (Date of Inception) to May 31, 2008
(Stated in US Dollars)

					Deficit
					Accumulated
				Additional	Prior to the
		Common Stock		Paid-in	Development
		*Number	Par Value	Capital	Stage	Total

Balance, October 27, 2004 (Date of Inception)		-	$-	$-	$-	$-
Issued for cash:
For private placement	- at $0.000063	48,000,000	48,000	(45,000)	-	3,000
	- at $0.0022	30,734,544	30,735	36,476	-	67,211
Issued for license agreement	- at $0.000063	32,000,000	32,000	(30,000)	-	2,000
Net loss for the period		-	-	-	(31,379)	(31,379)

Balance, May 31, 2005		110,734,544	110,735	(38,524)	(31,379)	40,832
Issued for consulting services	- at $0.0022	800,000	800	950	-	1,750
Net loss for the year		-	-	-	(63,948)	(63,948)

Balance, May 31, 2006		111,534,544	111,535	(37,574)	(95,327)	(21,366)
Net loss for the year		-	-	-	(54,657)	(54,657)

Balance, May 31, 2007		111,534,544	111,535	(37,574)	(149,984)	(76,023)
Forgiveness of debt by related parties – Note 9		-	-	80,925	-	80,925
Issued for share purchase agreement – Note 6
	- at $0.001	4,000,000	4,000	-	-	4,000
Issued to advisory board	- at $1.33	650,000	650	863,850	-	864,500
Issued for cash:
For private placements	- at $1.00	750,000	750	749,250	-	750,000
	- at $0.60	1,200,000	1,200	718,800	-	720,000
	- at $0.45	1,111,111	1,111	498,889	-	500,000
Shares repurchased – Note 11	- at $0.001	(27,000,000)	(27,000)	(23,733,000)	-	(23,760,000)
Capital contribution – Note 11		-	-	23,759,999	-	23,759,999
Consultants’ warrants – Note 11		-	-	112,255	-	112,255
Net loss for the year		-	-	-	(1,441,959)	(1,441,959)

Balance, May 31, 2008		92,245,655	$92,246	$3,013,394	$(1,591,943)	$1,513,697

*

The common stock issued has been retroactively restated to reflect a forward stock split of 16 new shares of common stock for one old share of common stock, effective September 28, 2007. The number of authorized shares and the par value per share as referred to in these financial statements have been restated where applicable to give retroactive effect on the forward stock split.

The accompanying notes are an integral part of these financial statements.

PANTERA PETROLEUM INC.
(formerly Arthro Pharmaceuticals, Inc.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
May 31, 2008
(Stated in US Dollars)

Note 1	Nature of Operations and Ability to Continue as a Going Concern

The Company was incorporated in the State of Nevada on October 27, 2004, and is in the development stage. On November 8, 2004, the Company entered into a License Agreement to manufacture, market and distribute an arthritic pain reliever under the name ‘Arthrospray’. The business was abandoned during the year ended May 31, 2008. The Company’s current business is the acquisition and exploration of oil and gas properties in North and South America.

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

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At May 31, 2008, the Company had not yet achieved profitable operations, has accumulated losses of $1,591,943 since its inception, does not have adequate cash to fund its operations and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management plans to continue to provide for its capital needs during the year ending May 31, 2009, by issuing equity securities, however there is no assurance of additional equity funding being available.

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

The financial statements have, in management’s opinion, been properly prepared within the framework of the significant accounting policies summarized below:

Development Stage Company

The Company is a development stage company as defined in Statement of Financial Accounting Standards (“FAS”) No. 7.

Pantera Petroleum Inc.
(formerly Arthro Pharmaceuticals, Inc.)
(A Development Stage Company)
Notes to the Financial Statements
May 31, 2008
(Stated in US Dollars) – Page 2

Note 2	Summary of Significant Accounting Policies – (cont’d)

Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities are translated into United States dollars at the exchange rate in effect at the end of the period. Non-monetary assets and liabilities are translated at the exchange rate prevailing when the assets were acquired or the liabilities assumed. Revenues and expenses are translated at average rate of exchange for the period. All exchange gains and losses on transactions denominated in currencies other than the functional currency are included in the determination of net income (loss) for the period.

Basic and Diluted Loss Per Share

The Company reports basic loss per share in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share”. Basic loss per share is computed using the weighted average number of shares outstanding during the period. Diluted earnings (loss) per share are computed similar to basic income (loss) per share except that the denominator is increased to include the number of common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, at either the beginning of the respective period presented or the date of issuance, whichever is later, and only if the common stock equivalents are considered dilutive based upon the Company’s net income (loss) position at the calculation date. Diluted loss per share has not been provided as it would be antidilutive.

Income Taxes

The Company uses the assets and liability method of accounting for income taxes pursuant to SFAS No. 109 “Accounting for Income Taxes”. Under the assets and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN 48”). The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The interpretation is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material impact on the Company’s financial position, results of operations or cash flows.

Pantera Petroleum Inc.
(formerly Arthro Pharmaceuticals, Inc.)
(A Development Stage Company)
Notes to the Financial Statements
May 31, 2008
(Stated in US Dollars) – Page 3

Note 2	Summary of Significant Accounting Policies – (cont’d)

Equipment

Equipment, which consists of computer equipment, is recorded at cost. The Company provides for depreciation using a 30% declining balance annual rate. All equipment was written off during the year ended May 31, 2008, as it was no longer being used by the Company.

Investments

Investments in companies and joint ventures where no significant influence exists are carried at the lower of cost or fair value. The investments are assessed for impairment when it appears the amount may not be recovered.

Impairment of Long-lived Assets

Long-lived assets are reviewed for impairment in accordance with SFAS No 144, “Accounting for the Impairment or Disposal of Long-lived Assets.” Under SFAS No. 144, these assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized for the amount, if any, which the carrying value of the asset exceeds the fair value.

Oil and Gas Properties

The Company follows the full cost method of accounting for oil and gas operations whereby all costs of exploring for and developing oil and gas reserves are initially capitalized on a country-by-country (cost centre) basis. Such costs include land acquisition costs, geological and geophysical expenses, carrying charges on non-producing properties, costs of drilling and overhead charges directly related to acquisition and exploration activities.

Costs capitalized, together with the costs of production equipment, will be depleted and amortized on the unit-of-production method based on the estimated gross proved reserves. Petroleum products and reserves are converted to a common unit of measure, using 6 MCF of natural gas to one barrel of oil.

Costs of acquiring and evaluating unproved properties are initially excluded from depletion calculations. These unevaluated properties are assessed periodically to ascertain whether impairment has occurred. When proved reserves are assigned or the property is considered to be impaired, the cost of the property or the amount of the impairment is added to costs subject to depletion calculations.

If capitalized costs, less related accumulated amortization and deferred income taxes, exceed the “full cost ceiling” the excess is expensed in the period when such excess occurs. The “full cost ceiling” is determined based on the present value of estimated future net revenues attributed to proved reserves, using current prices less estimated future expenditures plus the lower of cost and fair value of unproven properties within the cost centre.

Future net cash flows from proved reserves using period-end, non-escalated prices and costs are discounted to present value and compared to the carrying value of oil and gas properties.

Proceeds from a sale of petroleum and natural gas properties are applied against capitalized costs, with no gain or loss recognized, unless such a sale would alter the rate of depletion by more than 25%. Royalties paid net of any tax credits received are netted with oil and gas sales.

Pantera Petroleum Inc.
(formerly Arthro Pharmaceuticals, Inc.)
(A Development Stage Company)
Notes to the Financial Statements
May 31, 2008
(Stated in US Dollars) – Page 4

Note 2	Summary of Significant Accounting Policies – (cont’d)

Asset Retirement Obligations

The Company recognizes the fair value of a liability for an asset retirement obligation in the year in which it is incurred when a reasonable estimate of fair value can be made. The carrying amount of the related long-lived asset is increased by the same amount as the liability.

Changes in the liability for an asset retirement obligation due to the passage of time will be measured by applying an interest method of allocation. The amount will be recognized as an increase in the liability and an accretion expense in the statement of operations. Changes resulting from revisions to the timing or the amount of the original estimate of undiscounted cash flows are recognized as an increase or a decrease in the carrying amount of the liability for an asset retirement obligation and the related asset retirement cost capitalized as part of the carrying amount of the related long-lived asset. At May 31, 2008, the Company had no asset retirement obligations as it recently entered into a new development stage.

Environmental Costs

Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company’s commitments to a plan of action based on the then known facts.

As at May 31, 2008, there have been no environmental expenses incurred by the Company.

Financial Instruments

The carrying value of the Company’s financial instruments consisting of cash, accounts payable and accrued liabilities and due to related parties approximate their fair value due to the short-term maturity of such instruments. Loan payable is carried at cost plus accrued interest and the carrying value is equal to the fair value. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

New Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The Statement is to be particularly effective for the Company’s financial statements issued for its fiscal year beginning June 1, 2008. The Company is currently evaluating the timing of adoption and the impact that adoption might have on its financial position or results of operations.

On February 15, 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for the Company’s financial statements issued for its fiscal year beginning June 1, 2008. The Company is currently evaluating the impact that the adoption of SFAS No. 159 might have on its financial position or results of operations.

Pantera Petroleum Inc.
(formerly Arthro Pharmaceuticals, Inc.)
(A Development Stage Company)
Notes to the Financial Statements
May 31, 2008
(Stated in US Dollars) – Page 5

Note 2	Summary of Significant Accounting Policies – (cont’d)

New Accounting Standards – (cont’d)

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. The standard requires all entities to report noncontrolling (minority) interests as equity in consolidated financial statements. SFAS No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. The Company is currently reviewing the guidance, which is effective for fiscal years beginning after December 15, 2008, to determine the potential impact, if any, on its financial statements.

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact of SFAS 161 on its financial statements.

Note 3	Equipment

		May 31, 2008
		Accumulated
	Cost	Depreciation	Net

Computer equipment	$767	$767	$-

		May 31, 2007
		Accumulated
	Cost	Depreciation	Net

Computer equipment	$1,760	$993	$767

Note 4	License Agreement

The Company entered into a License Agreement on November 8, 2004, to acquire the intellectual and marketing license rights, in the United States and its territories, to an arthritic pain reliever “Arthrospray.” The Company issued 32,000,000 common shares to the President of the Company at a fair value of $0.000063, for a cost of $2,000, to acquire the license. During the year ended May 31, 2007, the Company determined that this asset was impaired and wrote it down to its fair value of $1. The remaining $1 balance was written off during the year ended May 31, 2008 as the company has abandoned the business.

Note 5	Loan Payable – Note 12

The loan payable is unsecured, bears interest at 5% per annum and is due on September 30, 2012. Interest has been accrued as at the year ended May 31, 2008.

Pantera Petroleum Inc.
(formerly Arthro Pharmaceuticals, Inc.)
(A Development Stage Company)
Notes to the Financial Statements
May 31, 2008
(Stated in US Dollars) – Page 6

Note 6	Investments

The Company held investments at May 31, 2008 and 2007 as follows:

	2008	2007

Aurora	$230,856	$-
Boreal	311,051	-

Total	$541,907	$-

Aurora and Boreal

On November 21, 2007 and amended on March 17, 2008 and July 30, 2008, the Company entered into a share purchase agreement with Artemis Energy PLC (formerly Pantera Oil and Gas PLC) (“Artemis”), whereby the Company issued 4,000,000 shares of the Company’s common stock (valued at a nominal amount of $4,000) to Artemis and paid $50,000 in consideration for the right to acquire up to 85% of the shares of each of Aurora Petroleos SA (“Aurora”) and Boreal Petroleos SA (“Boreal”) as follows:

(a)

on or before November 30, 2007, the Company had the right to acquire 15% of the issued and outstanding shares of each of Aurora and Boreal for an aggregate payment of $150,000 by the Company to Aurora and Boreal (as to $75,000 to each of Aurora and Boreal) (“Investment One”) (paid);

(b)	on or before July 31, 2008, and subject to the completion of Investment One, the Company shall have the right, but not the obligation, to:

(i)

acquire an additional 12% of the issued and outstanding shares of Aurora for a payment of $225,000 by the Company to Aurora, or as Aurora may direct (“Aurora Investment Two”) (paid $128,856 as of May 31, 2008; subsequently paid the remaining $96,144), and

(ii)

acquire an additional 15% of the issued and outstanding shares of Boreal for a payment of $225,000 by the Company to Boreal, or as Boreal may direct (“Boreal Investment Two”) (paid $209,051 as of May 31, 2008; subsequently paid the remaining $15,949);

(c)	on or before April 30, 2009 and subject to the completion of:

(i)

Investment One and Aurora Investment Two, the Company shall have the right, but not the obligation, to acquire an additional 38% of the issued and outstanding shares of Aurora for a payment of $500,000 by the Company to Aurora, or as Aurora may direct (“Aurora Investment Three”) (subsequently paid $10,288), and

(ii)

Investment One and Boreal Investment Two, the Company shall have the right, but not the obligation, to acquire an additional 35% of the issued and outstanding shares of Boreal for a payment of $500,000 by the Company to Boreal, or as Boreal may direct (“Boreal Investment Three”) (subsequently paid $10,483); and

Pantera Petroleum Inc.
(formerly Arthro Pharmaceuticals, Inc.)
(A Development Stage Company)
Notes to the Financial Statements
May 31, 2008
(Stated in US Dollars) – Page 7

Note 6	Investments – (cont’d)

(d)	on or before January 31, 2010 and subject to the completion of:

(i)

Investment One, Aurora Investment Two and Aurora Investment Three, the Company shall have the right, but not the obligation, to acquire an additional 20% of the issued and outstanding shares of Aurora for a payment of $1,500,000 by the Company to Aurora, or as Aurora may direct (“Aurora Investment Four”), and

(ii)

Investment One, Boreal Investment Two and Boreal Investment Three, the Company shall have the right, but not the obligation, to acquire an additional 20% of the issued and outstanding shares of Boreal for a payment of $1,500,000 by the Company to Boreal, or as Boreal may direct (“Boreal Investment Four”).

In the event that the Company makes less than the required investment amount to complete any of Aurora or Boreal Investments Two, Three or Four, the Company shall be entitled to receive a portion of the additional percentage of the issued and outstanding shares of Aurora or Boreal pro rata based on the percentage of the amount paid as compared to the total required to be paid.

Aurora and Boreal’s business is its rights to oil and gas commissions in northern Paraguay.

On September 9, 2008, the terms of the agreement were amended and restated as follows:

i)

Aurora and Boreal, in consideration for all amounts advanced in a) and b) above and the payment of $50,000 as the partial consideration for the right to acquire up to 85% of the shares of Aurora and Boreal, will each issue a five year note bearing interest at 5% for $335,000 and for any additional amounts paid under this agreement. If after the date of this agreement, there occurs a sale, consolidation, amalgamation or merger or the transfer of assets to another entity of Aurora or Boreal which results in either company receiving cash proceeds, then that company will repay each of the Company and Artemis equal payments until the Company and Artemis each receive $221,126 plus accumulated interest, in the case of Aurora and $193,041 plus accumulated interest, in the case of Boreal. Once $221,126 plus accumulated interest, in the case of Aurora, or $193,041 plus accumulated interest, in the case of Boreal, is repaid, then Aurora or Boreal will repay any further amounts that the Company has advanced under these notes.

ii)

2,600,000 of the 4,000,000 common shares issued by the Company as partial consideration for the right to acquire up to 85% of the shares of Aurora and Boreal will be returned to the Company and cancelled.

iii)	Artemis will issue to the Company options to enable the Company, on terms to be agreed upon, to purchase 27% of the outstanding shares of Aurora and 30% of the outstanding shares of Boreal.

iv)

Artemis will issue to the Company additional options to enable the Company to purchase 38% of the outstanding shares of Aurora and 35% of the outstanding shares of Boreal, by making a payment of $500,000 each on or before April 30, 2009 (“Aurora and Boreal Investment Three”). On completion of both the Aurora and Boreal Investment Three, the Company will issue to Artemis share purchase warrants to purchase 1,200,000 common shares of the Company at $0.27 per share, exercisable for a period of five years.

Pantera Petroleum Inc.
(formerly Arthro Pharmaceuticals, Inc.)
(A Development Stage Company)
Notes to the Financial Statements
May 31, 2008
(Stated in US Dollars) – Page 8

Note 6	Investments – (cont’d)

v)

Subject to the completion of Aurora and Boreal Investment Three, Artemis will issue to the Company additional options to enable the Company to purchase 20% of the outstanding shares of Aurora and 20% of Boreal, by making a payment of $1,500,000 each on or before January 10, 2010 (“Aurora and Boreal Investment Four”). On completion of both the Aurora and Boreal Investment Four, the Company will issue to Artemis share purchase warrants to purchase 1,400,000 common shares of the Company at $0.27 per share, exercisable for a period of five years.

In the event that the Company makes less than the required investment amount to complete any of Aurora or Boreal Investments Three or Four, the Company shall be entitled to receive a portion of the additional percentage of the issued and outstanding shares of Aurora or Boreal pro rata based on the percentage of the amount paid as compared to the total required to be paid.

Note 7	Oil and Gas Interests – Note 12

Block 83 and 84 Project, JV – Unproven Properties

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

Note 8	Deferred Tax Assets

The Company's income tax expense for the years ended May 31, 2008 and 2007 differed from the United States statutory rates:

	2008	2007

Effective tax rate	35%	35%

Statutory rate applied to loss before income taxes	$(505,000)	$(19,000)
Increase in income taxes resulting from:
Forgiveness of debt by related parties	28,000	-
Change in valuation allowance	477,000	19,000

Income tax expense	$-	$-

Pantera Petroleum Inc.
(formerly Arthro Pharmaceuticals, Inc.)
(A Development Stage Company)
Notes to the Financial Statements
May 31, 2008
(Stated in US Dollars) – Page 9

Note 8	Deferred Tax Assets – (cont’d)

The significant components of the Company’s deferred tax assets are as follows:

	2008	2007

Deferred tax assets
Net operating losses carryforward	$528,000	$52.000
Less: valuation allowance	(528,000)	(52,000)

Deferred tax assets	$-	$-

At May 31, 2008, the Company has incurred accumulated net operating losses in the United States of America totalling approximately $1,509,000 which are available to reduce taxable income in future taxation years.

These losses expire as follows:

Year of Expiry	Amount

2025	$31,000
2026	64,000
2027	54,000
2028	1,360,000

$1,509,000

The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards that is more likely-than-not to be realized from future operations. Management considers it more-likely-than-not that the loss carryforward amounts will not be utilized against future income and, accordingly, a full valuation allowance has been applied.

Note 9	Related Party Transactions

The Company was charged $120,000 (2007: nil) for salaries, $6,000 (2007: $24,000) for management services and $1,200 (2007: $4,800) for rent to directors and an officer of the Company.

During the year ended May 31, 2008, a director and former director of the Company forgave amounts due to them totalling $80,925. This forgiveness has been recorded as a capital contribution.

Amounts due to related parties of $67,060 at May 31, 2007 are for cash advances, management fees, rent and office expenses incurred or paid on behalf of the Company by the Company's directors. These amounts were non-interest bearing and comprise a portion of the amount forgiven, as noted above.

Pantera Petroleum Inc.
(formerly Arthro Pharmaceuticals, Inc.)
(A Development Stage Company)
Notes to the Financial Statements
May 31, 2008
(Stated in US Dollars) – Page 10

Note 10	Non-cash Transactions

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statements of cash flows. The following transactions were excluded from the statements of cash flows during the year ended May 31, 2008:

The Company issued 4,000,000 common shares at $0.001 totaling $4,000 pursuant to a share purchase agreement;

A director and a former director forgave $80,925 which was previously included in due to related parties;

The Company issued 500,000 shares of the common stock pursuant to the terms of the advisory board agreements dated December 6, 2007. An additional 150,000 shares were issued in connection with services related to the formation of the Advisory Board. The shares were valued at $864,500.

These transactions were excluded from the investing and financing activities of the statements of cash flows.

Note 11	Stockholder’s Equity – Note 12

Private Placements:

On October 18, 2007 and January 9, 2008, the Company issued 250,000 common shares and 500,000 common shares, respectively, at $1.00 per share for $750,000 pursuant to a private placement subscription agreement.

On March 7, 2008, the Company issued 1,200,000 common shares at $0.60 per share for $720,000 pursuant to a private placement subscription agreement.

On April 3, 2008, the Company issued 1,111,111 units at $0.45 per unit for a total of $500,000, pursuant to a private placement subscription agreement. Each unit is comprised of one common share and one common share purchase warrant. Each warrant entitles the holder to purchase an additional common share at $0.75 per share until April 3, 2009 and at $1.00 per share until April 3, 2010.

The Company applied the residual approach and allocated the total proceeds of $500,000 to the common shares and $nil to the attached warrants.

Share Repurchase:

The Company repurchased 27,000,000 common shares from former directors of the Company for $1. The fair value of this transaction was recorded at $0.88 per share and consequently the Company has received a capital contribution of $23,759,999.

Consulting Agreement:

On April 30, 2008, the Company entered into a consulting agreement for services in exchange for 1,000,000 share purchase warrants exercisable at $0.52 per share. Theses warrants expire on October 9, 2010. 250,000 warrants vested on April 30, 2008 and an additional 250,000 warrants vest on each of the dates July 31, 2008, October 30, 2008 and January 31, 2009.

Pantera Petroleum Inc.
(formerly Arthro Pharmaceuticals, Inc.)
(A Development Stage Company)
Notes to the Financial Statements
May 31, 2008
(Stated in US Dollars) – Page 11

Note 11	Stockholder’s Equity – Note 12 – (cont’d)

Consulting Agreement: – (cont’d)

The fair value is measured at the vesting date and recognized over the term of the agreement with a charge to earnings and a corresponding increase in additional paid-in capital. Consideration paid to the Company on exercise of all warrants is credited to common stock. The Company recognized $112,255 (2007: $Nil) as the value of the consultants’ warrants vested as of May 31, 2008.

The fair value of each warrant vesting is estimated on the date of vesting using the Black-Scholes option valuation model with the following assumptions:

	2008	2007

Expected dividend yield	0.00%	-
Expected stock price volatility	186%	-
Exercise price	$0.52	-
Risk-free interest rate	2.98%	-
Expected life of options	2.5 years	-

Commitments:

a)	Equity Financing Agreement

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

As of May 31, 2008, no shares of common stock have been sold under this agreement.

b)	Share Purchase Warrants

As at May 31, 2008, there are 2,111,111 share purchase warrants outstanding entitling the holders to purchase one common share for each warrant held as follows:

Pantera Petroleum Inc.
(formerly Arthro Pharmaceuticals, Inc.)
(A Development Stage Company)
Notes to the Financial Statements
May 31, 2008
(Stated in US Dollars) – Page 12

Note 11	Stockholder’s Equity – Note 12 – (cont’d)

Commitments: - (cont’d)

b)	Share Purchase Warrants – (cont’d)

Number of	Exercise
Warrants	Price	Expiry

1,111,111	$0.75	April 3, 2009
	or at $1.00	April 3, 2010
1,000,000	$0.52	October 9, 2010

2,111,111

The summary of the changes in the Company’s share purchase warrants for the years ended May 31, 2008 and 2007 is presented below:

	2008		2007
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Warrants	Price	Warrants	Price

Balance, beginning of the
year	-	-	-	-
Issued	2,111,111	$0.71	-	-

Balance, end of year	2,111,111	$0.71	-	-

The remaining average life of the warrants at May 31, 2008 is 2.09 years.

c)

The Company entered into a consulting agreement during the year ended May 31, 2008 whereby the Company agreed to issue 50,000 common shares (issued subsequent to May 31, 2008) in exchange for services. The shares to be issued were valued at the fair value on the date of the agreement at $0.55 per share for a total value of $27,500.

Note 12	Subsequent Events – Notes 6 and 11

a)

On July 30, 2008, the Company received proceeds from a loan in the amount of $100,000. On August 29, 2008, the Company received proceeds from an additional loan in the amount of $100,000. The loans bear interest at 5%. The amounts are unsecured and are due on July 22, 2013.

b)

By an agreement dated August 11, 2008, the Company agreed to acquire a 95% working interest, 71.25% revenue interest, in the Baker 80 Lease located in Pecos County, Texas (the “Property”) in consideration for $726,000 to be paid as follows:

Pantera Petroleum Inc.
(formerly Arthro Pharmaceuticals, Inc.)
(A Development Stage Company)
Notes to the Financial Statements
May 31, 2008
(Stated in US Dollars) – Page 13

Note 12	Subsequent Events – Notes 6 and 11 – (cont’d)

b)	– (cont’d)

i.	$150,000 on or before August 11, 2008– 15.66% (paid subsequent to May 31, 2008)
ii.	$200,000 on or before August 20, 2008 – 27.55% (paid subsequent to May 31, 2008)
iii.	$376,000 on or before September 30, 2008 – 51.79%

In the event that the Company makes less than the required investment amount to complete any of the payments, the Company shall be entitled to receive a percentage of the Property lease assignments per the above described percentages.

c)

On August 11, 2008, the Company completed two private placements of 500,000 units and 250,000 units at $0.20 per unit for gross proceeds of $100,000 and $50,000, respectively. The Company incurred finders’ fees of $5,000 relating to the private placements. On August 18, 2008, the Company completed an additional private placement of 1,000,000 units at $0.20 per unit for gross proceeds of $200,000. Each unit is comprised of one common share in the capital of the Company and oil and gas net revenue interests in the Baker 80 lease (the “Property”) as follows:

i)

the subscriber shall receive 51% of the Company’s net revenue interests in the Property, defined as up to the amount that is equal to 150% of the gross amount paid by the subscriber for the private placement, pro rata based on the percentage of the amount subscribed as compared to the total proceeds in aggregate of the private placement; and,

ii)

thereafter, on the condition the private placement closes $2,500,000 in total proceeds in aggregate, the subscriber shall receive 8% of the Company’s net revenue interests in the Property pro rata based on the percentage of the amount subscribed as compared to the total proceeds in aggregate of the private placement,

Should the total proceeds from the private placement be less than $2,500,000, the subscriber shall receive 0.32% of the Company’s net revenue interests in the property for every $100,000 in subscription proceeds.

Note 13	Comparative Figures

Certain of the prior periods’ comparative figures have been reclassified to conform to the presentation adopted in the current year.

ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Amisano Hanson, Chartered Accountants (“Amisano Hanson”) recently entered into an agreement with BDO Dunwoody LLP (“BDO Dunwoody”), pursuant to which Amisano Hanson will merge its operations into BDO Dunwoody and certain of the professional staff and partners joined BDO Dunwoody either as employees or partners of BDO Dunwoody and will continue to practice as members of BDO Dunwoody.

Commensurate with the merger of Amisano Hanson with BDO Dunwoody, on January 31, 2008, Amisano Hanson resigned as our independent accountant; and concurrent with the resignation of Amisano Hanson, we engaged BDO Dunwoody as our independent accountant. Prior to engaging BDO Dunwoody, we did not consult with BDO Dunwoody regarding the application of accounting principles to a specific completed or contemplated transaction or regarding the type of audit opinion that might be rendered by BDO Dunwoody on our company’s financial statements, and BDO Dunwoody did not provide any written or oral advice that was an important factor considered by our company in reaching a decision as to any such accounting, auditing or financial reporting issue. The engagement of BDO Dunwoody was approved by the Board of Directors of our company.

The reports of Amisano Hanson regarding our company’s financial statements for the fiscal years ended May 31, 2007 and 2006, and for the period from October 27, 2004 (date of inception) to May 31, 2007, did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles, except that such reports on our financial statements for the years ended May 31, 2007 and 2006, and for the period from October 27, 2004 (date of inception) to May 31, 2007, contained an explanatory paragraph in respect to uncertainty as to our company’s ability to continue as a going concern. During the years ended May 31, 2007 and 2006, and the period from October 27, 2004 (date of inception) to May 31, 2007, and during the period from the end of the most recently completed fiscal year through January 31, 2008, the date of resignation, there were no disagreements with Amisano Hanson on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Amisano Hanson would have caused it to make reference to such disagreements in its reports.

We provided Amisano Hanson with a copy of our Current Report on Form 8-K prior to its filing with the Securities and Exchange Commission and requested that Amisano Hanson furnish our company with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements and, if it does not agree, the respects in which it does not agree. A copy of such letter, dated February 20, 2008, was filed as Exhibit 16.1 to our Current Report on Form 8-K filed on February 20, 2008.

ITEM 8AT.  CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this annual report, being May 31, 2007, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s President and Chief Executive Officer. Based upon that evaluation, our company’s President and Chief Executive Officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management including our President and Chief Executive Officer, to allow timely decisions regarding required disclosure.

Management’s report on internal control over financial reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the 1934 Act. Management has assessed the effectiveness of our internal control over financial reporting as at May 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with generally accepted accounting principles; providing reasonable assurance that receipts and expenditures are made in accordance with authorizations of management and our directors; and providing reasonable assurance that unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. As a result of this assessment, management concluded that, as at May 31, 2008, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. However, because of its inherent limitations, internal control over financial reporting may not provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

This annual report does not include an attestation report of our independent auditors regarding internal control over financial reporting. Management's report was not subject to attestation by our independent auditors pursuant to temporary rules of the SEC that permit our company to provide only management's report in this annual report.

ITEM 8B.      OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors and Executive Officers, Promoters and Control Persons

All directors of our company hold office until the next annual meeting of our shareholders and until such director’s successor is elected and has been qualified, or until such director’s earlier death, resignation or removal. The following table sets forth the names, positions and ages of our executive officers and directors. Our board of directors elects officers and their terms of office are at the discretion of our board of directors.

Name	Position Held with the Company	Age	Date First Elected or Appointed
Chris Metcalf	President, Chief Executive Officer and a Director	38	September 12, 2007
Scott Tyson	Director	39	February 26, 2008

Business Experience

The following is a brief account of the education and business experience during at least the past five years of our directors and executive officers, indicating their principal occupations during that period, and the name and principal business of the organizations in which such occupation and employment were carried out.

Chris Metcalf – President, Chief Executive Officer and Director

Mr. Metcalf is an executive with extensive private equity and investment banking experience, with expertise in early to growth stage oil and gas companies, along with many technology and financial services companies. He brings oil and gas investment and acquisition experience in west Texas and the Gulf of Mexico. In addition, Mr. Metcalf brings with him venture capital experience in advanced oil and gas discovery technologies, including 3D seismic interpretive software and surface geochemical survey technologies. Prior to joining the Company, Mr. Metcalf was a Vice President with GF Private Equity Group LLC, where he served on the investment committee responsible for all aspects of the fund’s venture capital portfolio in early to growth stage companies across several sectors, including energy and clean technology, application and enterprise software, and financial services. Mr. Metcalf was also the President of Altitude Funds LLC, which sponsors and manages premier private equity partnerships on behalf of the GF Private Equity Group. From October, 2002 to February, 2006, Mr. Metcalf was a Vice President of Morgan Stanley where he was a portfolio and research analyst covering a variety of private equity and hedge fund investments in the U.S., Europe, Asia, and South America. Graystone Research Group builds customized private equity, real estate, and hedge fund portfolios for Morgan Stanley’s corporate institutional, pension, and ultra high net worth clients. Mr. Metcalf also serves on the board of directors of Sinobiopharma, Inc, since August 2008, Uranium 308 Corp., since November 2007, and Sinobiomed, Inc., since March 2007.

Mr. Metcalf received a Bachelor of Science in Commerce from the University of Virginia, a Juris Doctor Degree from the University of Virginia School of Law, and an MBA from the University of Chicago Graduate School of Business where he graduated with honors. Mr. Metcalf is currently a member of the California and Virginia State Bar Associations.

Scott Tyson – Director

Mr. Tyson is the President and CEO of Trius Energy LLC, a privately held independent oil and gas producer that has a major presence as a re-entry specialist in the West Gomez Field in Pecos County, Texas. Trius specializes in low risk developmental wells that offset proven production and reserves in Texas. Mr. Tyson oversees the daily operations of the company and leads its leasehold acquisition program. Mr. Tyson brings vast operational experience across the exploration and production cycle, including his work with other oilfield related businesses dealing with disposal wells, vacuum truck services, mobile frac tank rentals, and drilling fluid sales. Mr. Tyson earned his BBA from the University of Texas at Austin at the McCombs School of Business.

Family Relationships

There are no family relationships among our directors or executive officers.

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended May 31, 2008, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Chris Metcalf	1(1)	2(1)	Nil
Scott Tyson	1(1)	Nil	1
Peter Hughes	1(2)	1	1

(1)	The named officer, director or greater than 10% stockholder, as applicable, filed a late Form 3 – Initial Statement of Beneficial Ownership of Securities.

(2)	The named officer, director or greater than 10% stockholder, as applicable, filed a late Form 4 - Statement of Changes in Beneficial Ownership of Securities.

Code of Ethics

Effective August 17, 2007, our company’s board of directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, our company’s president (being our principal executive officer, principal financial officer and principal accounting officer), as well as persons performing similar functions. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

1.	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

2.

full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

3.	compliance with applicable governmental laws, rules and regulations;

4.	the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and

5.	accountability for adherence to the Code of Business Conduct and Ethics.

Our Code of Business Conduct and Ethics requires, among other things, that all of our company’s personnel shall be accorded full access to our president with respect to any matter which may arise relating to the Code of Business Conduct and Ethics. Further, all of our company’s personnel are to be accorded full access to our company’s board of directors if any such matter involves an alleged breach of the Code of Business Conduct and Ethics by our president.

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly managers and/or supervisors, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal, provincial and state securities laws. Any employee who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to his or her immediate supervisor or to our company’s president. If the incident involves an alleged breach of the Code of Business Conduct and Ethics by the president, the incident must be reported to any member of our board of directors. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company’s Code of Business Conduct and Ethics.

Our Code of Business Conduct and Ethics was filed as an exhibit with our annual report on Form 10-KSB filed with the Securities and Exchange Commission on August 28, 2007. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Pantera Petroleum Inc., of 111 Congress Avenue, Suite 400, Austin, Texas 78701.

Nomination Process

As of August 25, 2008, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

Committees of the Board

All proceedings of our board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the corporate laws of the State of Nevada and the bylaws of our company, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by our board of directors.

Our company does not have any defined policy or procedure requirements for shareholders to submit recommendations or nominations for directors. The board of directors believes that, given the early stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. The board of directors assesses all candidates, whether submitted by management or shareholders, and makes recommendations for election or appointment.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our president, at the address appearing on the first page of this annual report.

Audit Committee Financial Expert

Our board of directors has determined that we do not have a board member that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-B.

We believe that our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have an audit committee because our company believes that the functions of an audit committee can be adequately performed by our board of directors. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development.

ITEM 10.      EXECUTIVE COMPENSATION.

Executive Compensation

The particulars of compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended May 31, 2008; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the year ended May 31, 2008, who we will collectively refer to as the named executive officers of our company for the years ended May 31, 2008 and 2007, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officer, whose total compensation does not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa -tion ($)	Total ($)
Chris Metcalf President Chief Executive Officer and Director(1)	2008 2007	$120,000 N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	$120,000 N/A
Peter Hughes Secretary and Director(2)	2008 2007	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil $24,000	Nil $24,000

(1)           Chris Metcalf was appointed as our president and chief executive officer and as a director of our company on September 12, 2007.

(2)           Peter Hughes resigned as our president and chief executive officer of our company on September 12, 2007 and as our secretary and as a director on February 26, 2008.

Executive Compensation

During the year ended May 31, 2008, we did not pay any management fees owing to Peter Hughes and during the year ended May 31, 2007, we paid management fees owing to Peter Hughes totalling $24,000. In addition, we have agreed to pay a monthly salary of $15,000 per month to Chris Metcalf in consideration for his services as the president and chief executive officer of our company. During the year ended May 31, 2008, we paid a total of $120,000 to Chris Metcalf.

Equity Compensation Plan Information and Stock Options

We do not currently have any equity compensation plans or any outstanding stock options.

Compensation of Directors

We currently have no formal plan for compensating our directors for their services in their capacity as directors, although we may elect to issue stock options to such persons from time to time. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of August 25, 2008, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(1)
Chris Metcalf c/o 111 Congress Avenue, Suite 400 Austin, TX 78701	48,000,000	51%
Scott Tyson c/o 111 Congress Avenue, Suite 400 Austin, TX 78701	Nil	Nil
Directors and Executive Officers as a Group (two persons)	48,000,000	51%

(1)

Based on 94,045,655 shares of common stock issued and outstanding as of August 25, 2008. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.

Change in Control

We are not aware of any arrangement that might result in a change in control of our company in the future.

Equity Plan Compensation Information

Our company does not currently have a stock option plan or other form of equity plan.

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Except as described below, no director, executive officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, during the year ended May 31, 2008, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

We have agreed to pay a monthly salary of US$15,000 per month to Chris Metcalf in consideration for his services as the president and chief executive officer of our company.

We were charged $120,000 (2007: nil) for salaries for Chris Metcalf, a director and officer of our company. In addition, we were charged, $6,000 (2007: $24,000) for management services to Peter Hughes, a former director and officer of our company, and $1,200 (2007: $4,800) for rent to Celine Totman, a former director and an officer of our company.

During the year ended May 31, 2008, Peter Hughes and Celine Totman forgave amounts due to them totalling $80,925 ($69,382 for Peter Hughes; $11,543 for Celine Totman). This forgiveness has been recorded as a capital contribution.

Amounts due to related parties of $67,060 at May 31, 2007 are for cash advances, management fees, rent and office expenses incurred or paid on behalf of our company by Peter Hughes and Celine Totman. These amounts were non-interest bearing and comprise a portion of the amount forgiven, as noted above.

Corporate Governance

We currently act with two directors consisting of Chris Metcalf and Scott Tyson. Scott Tyson is considered an “independent director” as defined by Rule 4200(a)(15) of the Rules of Nasdaq Marketplace Rules.

We do not have a standing audit, compensation or nominating committee, but our entire board of directors acts in such capacities. We believe that the members of our board of directors are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have a standing audit, compensation or nominating committee because we believe that the functions of such committees can be adequately performed by the board of directors, consisting of Chris Metcalf and Scott Tyson. In addition, we believe that retaining one or more additional directors who would qualify as independent as defined in Rule 4200(a)(15) of the Rules of Nasdaq Marketplace Rules would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact the we have not generated any revenues from operations to date.

ITEM 13.      EXHIBITS.

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

10.2	Form of Advisory Board Agreement (incorporated by reference from our Current Report on Form 8-K filed on February 4, 2008)

10.3	Equity Financing Agreement dated February 12, 2008 with FTS Financial Investments Ltd. (incorporated by reference from our Current Report on Form 8-K filed on February 15, 2008)

10.4	Return to Treasury Agreement dated February 26, 2008 with Peter Hughes (incorporated by reference from our Current Report on Form 8-K filed on February 28, 2008)

10.5	Amending Agreement dated March 17, 2008 with Artemis Energy PLC, Aurora Petroleos SA and Boreal Petroleos SA (incorporated by reference from our Current Report on Form 8-K filed on March 19, 2008)

10.6	Subscription Agreement dated February 28, 2008 with Trius Energy, LLC (incorporated by reference from our Quarterly Report on Form 10-QSB filed on April 14, 2008)

10.7	Joint Venture Agreement dated February 24, 2008 with Trius Energy, LLC (incorporated by reference from our Quarterly Report on Form 10-QSB filed on April 14, 2008)

10.8

Second Amending Agreement dated July 30, 2008 among our company, Artemis Energy PLC (formerly Pantera Oil and Gas PLC), Aurora Petroleos SA and Boreal Petroleos SA (incorporated by reference from our Current Report on Form 8-K filed on August 5, 2008)

10.9*	Amended and Restated Share Purchase Agreement dated September 9, 2008 among company, Artemis Energy PLC (formerly Pantera Oil and Gas PLC), Aurora Petroleos SA and Boreal Petroleos SA

14.1	Code of Ethics (incorporated by reference from our Annual Report on Form 10-KSB filed on August 28, 2007)

31.1*

Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed herewith

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed by BDO Dunwoody LLP, Chartered Accountants, for professional services rendered for the audit of our annual financial statements included in our annual report on Form 10-KSB for the fiscal years ended May 31, 2008 and 2007 were $7,076 and $6,935 respectively.

Audit Related Fees

For the fiscal years ended May 31, 2008 and 2007, the aggregate fees billed for assurance and related services by BDO Dunwoody LLP, Chartered Accountants, relating to the performance of the audit of our financial statements which are not reported under the caption “Audit Fees” above, was $21,458 and $6,681 respectively.

Tax Fees

For the fiscal years ended May 31, 2008 and 2007, the aggregate fees billed by BDO Dunwoody LLP, Chartered Accountants, for other non-audit professional services, other than those services listed above, totalled $Nil and $Nil respectively.

All Other Fees

We did not incur any other fees, other than described above, during the years ended May 31, 2008 and 2007.

Our board of directors, who acts as our audit committee, has adopted a policy governing the pre-approval by the board of directors of all services, audit and non-audit, to be provided to our company by our independent auditors. Under the policy, the board or directors has pre-approved the provision by our independent auditors of specific audit, audit related, tax and other non-audit services as being consistent with auditor independence. Requests or applications to provide services that require the specific pre-approval of the board of directors must be submitted to the board of directors by the independent auditors, and the independent auditors must advise the board of directors as to whether, in the independent auditor’s view, the request or application is consistent with the Securities and Exchange Commission’s rules on auditor independence.

The board of directors has considered the nature and amount of the fees billed by BDO Dunwoody LLP and believes that the provision of the services for activities unrelated to the audit is compatible with maintaining the independence of BDO Dunwoody LLP, Chartered Accountants.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PANTERA PETROLEUM INC.

By: /s/ Chris Metcalf
Chris Metcalf
President, Chief Executive Officer and Director
(Principal Executive Officer and Principal
Financial Officer)
Date: September 15, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Chris Metcalf
Chris Metcalf
President, Chief Executive Officer and Director
(Principal Executive Officer and Principal
Financial Officer)
Date: September 15, 2008

By: /s/ Scott Tyson
Scott Tyson
Director
Date: September 15, 2008