Form 10-Q
period 2008-08-31
PANTERA PETROLEUM INC.
filed 2008-10-20
CIK 1346526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2008

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 000-52506

PANTERA PETROLEUM INC.
(Exact name of small business issuer as specified in its charter)

Nevada	98-0440762
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

111 Congress Avenue, Suite 400, Austin, TX 78701
(Address of principal executive offices) (Zip Code)

512.391.3868
(Issuer’s telephone number)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ x ]     No [     ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [     ]     No [ x ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

91,445,655 common shares issued and outstanding as of October 10, 2008

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

     It is the opinion of management that the interim financial statements for the quarter ended August 31, 2008 include all adjustments necessary in order to ensure that the interim financial statements are not misleading.

PANTERA PETROLEUM INC.

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

August 31, 2008

(Stated in US Dollars)

(Unaudited)

5

PANTERA PETROLEUM INC.
(A Development Stage Company)
INTERIM BALANCE SHEETS
August 31, 2008 and May 31, 2008
(Stated in US Dollars)
(Unaudited)

	August 31,
	2008	May 31, 2008
ASSETS

Current
Cash	$115,935	$168,134
Prepaid expense and deposit	65,569	118,533
Accrued revenue receivable	536	-
	182,040	286,667

Investments – Note 3	674,710	541,907
Oil and gas interests, full cost method of accounting, net of accumulated depletion,
depreciation and amortization – Note 4	1,142,238	800,000

	$1,998,988	$1,628,574

LIABILITIES

Current
Accounts payable and accrued liabilities – Note 5	$59,754	$11,929
	59,754	11,929

Consulting fees payable in stock	-	27,500
Loans payable – Note 2	276,820	75,448

	336,574	114,877

STOCKHOLDERS’ EQUITY

Common stock, 1,200,000,000 shares authorized, $0.001 par value; 94,045,655 shares issued
(May 31, 2008: 92,245,655) – Note 6	94,046	92,246
Additional paid-in capital	3,352,867	3,013,394
Deficit accumulated during the development stage	(1,784,499)	(1,591,943)
	1,662,414	1,513,697

	$1,998,988	$1,628,574

The accompanying notes are an integral part of these financial statements.

6

PANTERA PETROLEUM INC.
(A Development Stage Company)
INTERIM STATEMENTS OF OPERATIONS
for the three months ended August 31, 2008 and 2007 and
for the period October 27, 2004 (Date of Inception) to August 31, 2008
(Stated in US Dollars)
(Unaudited)

			October 27,
			2004 (Date of
			Inception) to
	Three months ended		August 31,
	August 31,		2008
	2008	2007	(Cumulative)
Revenues
Natural gas sales	$536	$-	$536
Production costs	-	-	-
Depletion	(100)	-	(100)

	436	-	436

Expenses
Consulting fees	25,418	-	972,498
General and administrative – Note 5	166,202	18,943	805,856
Write-down of license agreement	-	-	2,000
Write-down of equipment	-	767	767
	(191,620)	(19,710)	(1,781,121)

Net loss from operations	(191,184)	(19,710)	(1,780,685)

Other expense:
Interest expense	(1,372)	-	(3,814)

Net loss for the period	$(192,556)	$(19,710)	$(1,784,499)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	92,757,612	111,534,544

The accompanying notes are an integral part of these financial statements.

7

PANTERA PETROLEUM INC.
(A Development Stage Company)
INTERIM STATEMENTS OF CASH FLOWS
for the three months ended August 31, 2008 and 2007 and
for the period October 27, 2004 (Date of Inception) to August 31, 2008
(Stated in US Dollars)
(Unaudited)

			October 27,
			2004 (Date of
			Inception) to
	Three months ended		August 31,
	August 31,		2008
	2008	2007	(Cumulative)
Operating Activities
Net loss for the period	$(192,556)	$(19,710)	$(1,784,499)
Add amounts not involving cash
Depreciation, depletion and amortization	100	-	1,093
Consulting fees paid by stock	-	-	866,250
Consultants’ warrants	-	-	112,255
Accrued interest	1,372	-	3,814
Write-down of license agreement	-	-	2,000
Write-down of equipment	-	767	767
Change in non-cash working capital balances
related to operations
Accrued revenues receivable	(536)	-	(536)
Prepaid expenses and deposit	34,399	375	(84,134)
Accounts payable and accrued liabilities	47,825	4,554	59,754
Due to related party	-	13,080	80,925
Consulting fees payable in stock	-	-	27,500
Net cash used in operating activities	(109,396)	(934)	(714,811)

Investing Activities
Purchase of equipment	-	-	(1,760)
Investments	(132,803)	-	(670,710)
Oil and gas interests	(360,000)	-	(1,160,000)
Net cash used in investing activities	(492,803)	-	(1,832,470)

Financing Activities
Issuance of common stock	350,000	-	2,390,211
Shares repurchased	-		(1)
Proceeds from loan	200,000	-	273,006
Net cash provided by financing activities	550,000	-	2,663,216

Increase (decrease) in cash during the period	(52,199)	(934)	115,935

Cash, beginning of the period	168,134	1,720	-

Cash, end of the period	$115,935	$786	$115,935

Non-cash investing and financing transactions:
Change in valuation of consultants’ warrants	$(18,565)	$-	$(18,565)

Common stock issued in exchange for stock payable	$27,500	$-	$-

The accompanying notes are an integral part of these financial statements.

8

PANTERA PETROLEUM INC.
(A Development Stage Company)
INTERIM STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
for the period October 27, 2004 (Date of Inception) to August 31, 2008
(Stated in US Dollars)
(Unaudited)

					Deficit
					Accumulated
				Additional	During the
		Common Stock		Paid-in	Development
		Number*	Par Value	Capital	Stage	Total

Balance, October 27, 2004 (Inception)		-	$-	$-	$-	$-
Issued for cash:
For private placement	- at $0.000063	48,000,000	48,000	(45,000)	-	3,000
	- at $0.0022	30,734,544	30,735	36,476	-	67,211
Issued for license agreement	- at $0.000063	32,000,000	32,000	(30,000)	-	2,000
Net loss for the period		-	-	-	(31,379)	(31,379)

Balance, May 31, 2005		110,734,544	110,735	(38,524)	(31,379)	40,832
Issued for consulting services	- at $0.0022	800,000	800	950	-	1,750
Net loss for the year		-	-	-	(63,948)	(63,948)

Balance, May 31, 2006		111,534,544	111,535	(37,574)	(95,327)	(21,366)
Net loss for the year		-	-	-	(54,657)	(54,657)

Balance, May 31, 2007		111,534,544	111,535	(37,574)	(149,984)	(76,023)
Forgiveness of debt by related parties		-	-	80,925	-	80,925
Issued for share purchase agreement	- at $0.001	4,000,000	4,000	-	-	4,000
Issued to advisory board	- at $1.33	650,000	650	863,850	-	864,500
Issued for cash:
For private placements	- at $1.00	750,000	750	749,250	-	750,000
	- at $0.60	1,200,000	1,200	718,800	-	720,000
	- at $0.45	1,111,111	1,111	498,889	-	500,000
Shares repurchased	- at $0.001	(27,000,000)	(27,000)	(23,733,000)	-	(23,760,000)
Capital contribution		-	-	23,759,999	-	23,759,999
Consultants’ warrants		-	-	112,255	-	112,255
Net loss for the year		-	-	-	(1,441,959)	(1,441,959)

Balance, May 31, 2008		92,245,655	92,246	3,013,394	(1,591,943)	1,513,697
Issued for cash for private placement – Note 6		1,750,000	1,750	330,588	-	332,338
Issued for consulting services	- at $0.55	50,000	50	27,450	-	27,500
Consultants’ warrants – Note 6		-	-	(18,565)	-	(18,565)
Net loss for period		-	-	-	(192,556)	(192,556)

Balance, August 31, 2008		94,045,655	$94,046	$3,352,867	$(1,784,499)	$1,662,414

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

9

PANTERA PETROLEUM INC.
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
August 31, 2008
(Stated in US Dollars)
(Unaudited)

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

Interim Financial Statements

These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended May 31, 2008, as filed with the Securities and Exchange Commission (“SEC”). The financial statements included herein as of August 31, 2008, and for the three month periods ended August 31, 2008 and 2007, are unaudited, and in the opinion of management, the information furnished reflects all material adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and of the results for the interim periods presented. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended May 31, 2008, as reported in the Company’s Form 10-K, have been omitted. The results of operations for interim periods are not necessarily indicative of results to be expected for a full year.

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for the next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At August 31, 2008, the Company had not yet achieved profitable operations, has accumulated losses of $1,784,499 since its inception, does not have adequate cash to fund its operations and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management plans to continue to provide for its capital needs during the year ending May 31, 2009, by issuing equity securities, however there is no assurance of additional equity funding being available.

Pantera Petroleum Inc.
(A Development Stage Company)
Notes to the Interim Financial Statements
August 31, 2008
(Stated in US Dollars)
(Unaudited) – Page 2

Note 2	Loans Payable

The loans payable are unsecured, bear interest at 5% per annum and are due on September 30, 2012 and July 22, 2013. Interest has been accrued through August 31, 2008.

Note 3	Investments

The Company held investments as follows:

	August 31,	May 31,
	2008	2008

Acquisition of rights
Aurora	$2,000	$2,000
Boreal	2,000	2,000

Advances
Aurora – note receivable	335,355	228,856
Boreal – note receivable	335,355	309,051

Total	$674,710	$541,907

On November 21, 2007 and amended on March 17, 2008, July 30, 2008 and September 9, 2008 the Company entered into a share purchase agreement with Artemis Energy PLC (formerly Pantera Oil and Gas PLC) (“Artemis”), whereby the Company issued 4,000,000 shares of the Company’s common stock (valued at a nominal amount of $4,000) to Artemis and paid $50,000 in consideration for the right to acquire up to 85% of the shares of each of Aurora Petroleos SA (“Aurora”) and Boreal Petroleos SA (“Boreal”).

i)

Aurora and Boreal, in consideration for cash advances totaling $620,000 and the payment of $50,000 as the partial consideration for the right to acquire up to 85% of the shares of Aurora and Boreal, will each issue a five year note bearing interest at 5% for $335,000 and for any additional amounts paid under this agreement. If after the date of this agreement, there occurs a sale, consolidation, amalgamation or merger or the transfer of assets to another entity of Aurora or Boreal which results in either company receiving cash proceeds, then that company will repay each of the Company and Artemis equal payments until the Company and Artemis each receive $221,126 plus accumulated interest, in the case of Aurora and $193,041 plus accumulated interest, in the case of Boreal. Once $221,126 plus accumulated interest, in the case of Aurora, or $193,041 plus accumulated interest, in the case of Boreal, is repaid, then Aurora or Boreal will repay any further amounts that the Company has advanced under these notes.

ii)

2,600,000 of the 4,000,000 common shares issued by the Company as partial consideration for the right to acquire up to 85% of the shares of Aurora and Boreal will be returned to the Company and cancelled (subsequently cancelled on September 24, 2008).

iii)

On October 13, 2008, Artemis issued to the Company options to enable the Company to purchase 27% of the outstanding shares of Aurora and 30% of the outstanding shares of Boreal. The options have a cumulative exercise price of £10 and a term of 30 years commencing on October 13, 2008. The options may only be exercised if the fair value of 27% or 30% of the equity of Aurora and Boreal, respectively, is greater than the debt held by the Company.

Pantera Petroleum Inc.
(A Development Stage Company)
Notes to the Interim Financial Statements
August 31, 2008
(Stated in US Dollars)
(Unaudited) – Page 3

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

In the event that the Company makes less than the required investment amount to complete any of Aurora or Boreal Investments Three or Four, the Company shall be entitled to receive an option to purchase a portion of the additional percentage of the issued and outstanding shares of Aurora or Boreal pro rata based on the percentage of the amount paid as compared to the total required to be paid.

Note 4	Oil and Gas Interests

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

Baker 80 Lease

By an agreement dated August 11, 2008, the Company agreed to acquire a 95% working interest, 71.25% revenue interest, in the Baker 80 Lease located in Pecos County, Texas (the “Property”) in consideration for $10,000 previously advanced and $726,000 to be paid as follows:

i.	$150,000 on or before August 11, 2008– 15.66% (paid)
ii.	$200,000 on or before August 20, 2008 – 27.55% (paid)
iii.	$376,000 on or before September 30, 2008 – 51.79%

In the event that the Company makes less than the required investment amount to complete any of the payments, the Company shall be entitled to receive a percentage of the Property lease assignments per the above described percentages.

The Company was given an indefinite verbal extension on the payment of the $376,000 to acquire an additional 51.79% ..

Note 5	Related Party Transactions

During the three months ended August 31, 2008, the Company was charged $45,000 (2007: $Nil) for salaries, $Nil for management services (2007: $6,000) and $Nil for rent (2007: $1,200) to directors and an officer of the Company.

As of August 31, 2008, accounts payable included $11,857 (May 31, 2008: $Nil) due to a director of the Company for unpaid salaries.

Pantera Petroleum Inc.
(A Development Stage Company)
Notes to the Interim Financial Statements
August 31, 2008
(Stated in US Dollars)
(Unaudited) – Page 4

Note 6	Stockholder’s Equity

Private Placements:

During the three months ended August 31, 2008, the Company completed three private placements for a total of 1,750,000 units at $0.20 per unit for gross proceeds of $350,000. Each unit is comprised of one common share in the capital of the Company and oil and gas net revenue interests in the Baker 80 lease (the “Property”) as follows:

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

The Company allocated the proceeds of the private placement between the shares of common stock and the net revenue interest as follows:

			Relative fair value
			Common	Net Revenue
Date	Units	Proceeds	Stock	Interest

August 6, 2008	250,000	$50,000	$47,440	$2,560
August 8, 2008	500,000	100,000	94,966	5,034
August 8, 2008	1,000,000	200,000	189,932	10,068

Total	1,750,000	$350,000	$332,338	$17,662

Equity Financing Agreement:

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

Pantera Petroleum Inc.
(A Development Stage Company)
Notes to the Interim Financial Statements
August 31, 2008
(Stated in US Dollars)
(Unaudited) – Page 5

Note 6	Stockholder’s Equity – (cont’d)

Equity Financing Agreement: – (cont’d)

As of August 31, 2008, no shares of common stock have been sold under this agreement. On October 10, 2008, the Company gave notice to terminate the Equity Financing Agreement with FTS Financial Investments Ltd.

Consulting Agreements

On April 30, 2008, the Company entered into a consulting agreement for services in exchange for 1,000,000 share purchase warrants exercisable at $0.52 per share. These warrants expire on October 9, 2010. As of August 31, 2008, 500,000 warrants were vested and an additional 250,000 warrants vest on each of the dates October 30, 2008 and January 31, 2009.

Compensation expense for warrants to non-employees is revalued at each period end and is being amortized over the period of service. The Company revalued the warrants as at August 31, 2008 using the Black Scholes Option Pricing Model based on a risk-free rate of 2.41%, expected life of warrants of 2.0 years, volatility of 103%, and dividend yield of 0%.

In addition, the Company entered into a consulting agreement during the year ended May 31, 2008 whereby the Company agreed to issue 50,000 common shares in exchange for services. The shares to be issued were valued at the fair value on the date of the agreement at $0.55 per share for a total value of $27,500. These shares were issued during the three months ended August 31, 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

     This quarterly report contains forward-looking statements as that term is defined in Section 27A of the United States Securities Act of 1933 and Section 21E of the United States Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

(i)

Investment One and Aurora Investment Two, Pantera shall have the right, but not the obligation, to acquire an additional 38% of the issued and outstanding shares of Aurora for a payment of $500,000 by Pantera to Aurora, or as Aurora may direct (“Aurora Investment Three”), and

(ii)

Investment One and Boreal Investment Two, Pantera shall have the right, but not the obligation, to acquire an additional 35% of the issued and outstanding shares of Boreal for a payment of $500,000 by Pantera to Boreal, or as Boreal may direct (“Boreal Investment Three”); and

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

     Please review the amended agreement attached as Exhibit 10.9 to our annual report filed with the Securities and Exchange Commission on September 15, 2008, for a complete description of all of the terms and conditions of the amended agreement.

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

     In addition, on February 24, 2008, we purchased a 10% interest in a joint venture formed pursuant to a joint venture agreement, with Trius Energy, LLC, as the managing venturer, and certain other joint venturers, in consideration for $800,000. Pursuant to the joint venture agreement, our company and the other joint venturers agreed, among other things, (a) to form a joint venture for the limited purpose of (i) securing, re-entering, reopening, managing, cultivating, drilling and operating the Gulf-Baker 83 #1 Well, the Sibley 84 #1 Well and the Sibley 84 #2 Well located in West Gomez oil and gas fields in Pecos County, Texas, (ii) such other business agreed to by the joint venturers, and (iii) all such actions incidental to the foregoing as the joint venturers determine; (b) that the joint venturers shall have equal rights to manage and control the joint venture and its affairs and business, and that the joint venturers designate Trius Energy, LLC, as the managing venturer and delegate to the managing venturer the day-to-day management of the joint venture; (c) that distributions from and contributions to the joint venture shall be made in a prescribed manner; and (d) that all property acquired by the joint venture shall be owned by the joint venture, in the name of the joint venture, and beneficially owned by the joint venturers in the percentages of each joint venturer from time to time. On April 1, 2008, the joint venture began re-entry operations on the Sibley 84 #1 Well.

     On August 11, 2008, we entered into a letter agreement with Lakehills Production, Inc., whereby we agreed to purchase from Lakehills Production certain of its interests in the Baker 80 Lease located in Pecos County, Texas, in consideration for $726,000 to be paid according to the following schedule:

(a)	$150,000 on or before August 11, 2008 for a 15.66% working interest (paid August 11, 2008);

(b)	$200,000 on or before August 20, 2008 for an additional 27.55% working interest (paid August 19, 2008);

(c)	$376,000 on or before October 31, 2008 for an additional 51.79% working interest.

     In the event that we make less than the full amount of any of the payments required to earn the allotted working interest, we will be entitled to receive a percentage of such working interest.

RESULTS OF OPERATIONS

     You should read the following discussion of our financial condition and results of operations together with the unaudited interim consolidated financial statements and the notes to the unaudited interim consolidated financial statements included in this quarterly report. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results may differ materially from those anticipated in these forward-looking statements.

For the three month periods ended August 31, 2008 and August 31, 2007

     Our revenues were $436 for the three month period ended August 31, 2008 as compared to $nil for the three month period ended August 31, 2007. Our increase in revenue was attributed entirely from the sale of natural gas. Our expenses were $191,620 for the three month period ended August 31, 2008 as compared to $19,710 for the three month period ended August 31 ,2007.

     Our expenses consisted of $25,418 in consulting fees and $166,202 in general and administrative expenses for the three month period ended August 31, 2008. Our expenses consisted of $18,943 in general and administrative expenses and $767 in write-down of equipment for the three month period ended August 31, 2007. The increase in our expenses for the three month period ended August 31, 2008 was primarily attributable to our increased activity in our operating activities, including locating and assessing prospective oil and gas properties for acquisition.

     Our interim consolidated financial statements report a net loss of $192,556 for the three month period ended August 31, 2008 as compared to a net loss of $19,710 for the three month period ended August 31, 2007. Our accumulated net losses for the period from October 27,2004, our date of inception, to August 31, 2008 was $1,784,499.

Cash Flow Used in Operating Activities

     Operating activities used cash of $109,396 for the three month period ended August 31, 2008, compared to using $934 for the three month period ended August 31, 2007. The increase in cash used during the three month period ended August 31, 2008 was primarily attributable to an increase in our net loss and increases in our non-cash working capital balances related to operations, including prepaid expenses and deposit and accounts payable and accrued liabilities.

Cash Flow Used in Investing Activities

     Investing activities used cash of $492,803 for the three month period ended August 31, 2008 compared to using $nil for the three month period ended August 31, 2007. The cash used in investing activities was a result of investments and acquisitions of oil and gas interests.

Cash Flow Provided by Financing Activities

     Financing activities generated cash of $550,000 for the three month period ended August 31, 2008 compared to generating $nil for the three month period ended August 31, 2007. The cash generated from financing activities was a result of issuances of common stock and proceeds from loan.

Liquidity And Capital Resources

     As at August 31, 2008, our total assets were $1,998,988 and our total liabilities were $336,574. We had cash of $115,935, current assets of $182,040 and current liabilities of $59,754 as at August 31, 2008. We had working capital of $122,286 as at August 31, 2008.

     To date, we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We expect this situation to continue for the foreseeable future. We anticipate that we will have negative cash flows during the next twelve month period ended August 31, 2009.

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

     We incurred a net loss of $192,556 for the three month period ended August 31, 2008. As indicated above, we anticipate that our projected operating expenses for the next twelve months will be $3,180,000. We will be required to raise additional funds through the issuance of equity securities or through debt financing in order to carry-out our plan of operations for the next twelve month period. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates.

     Given that we have not generated significant revenues to date, our cash requirements are subject to numerous contingencies and risk factors beyond our control, including operation and acquisition risks, competition from well-funded competitors, and our ability to manage growth. We can offer no assurance that our company will generate cash flow sufficient to achieve profitable operations or that our expenses will not exceed our projections. If our expenses exceed estimates, we will require additional monies during the next twelve months to execute our business plan.

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

Going Concern

     Due to our being an exploration stage company and not having generated revenues, in their report on our audited financial statements for the year ended May 31, 2008, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern.

     We have historically incurred losses, and through August 31, 2008 have incurred losses of $1,784,499 since our inception. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, public offerings, bank financing and/or advances from related parties or shareholder loans.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4T. Controls and Procedures.

     As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report, being August 31, 2008, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s President and Chief Executive Officer. Based upon that evaluation, our company’s President and Chief Executive Officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 1A. Risk Factors.

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

     To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred losses totaling $192,556 for the three month period ending August 31, 2008. As of August 31, 2008, we had working capital of $122,286. We do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

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

     From inception through to August 31, 2008, we have incurred aggregate losses of $1,784,499. Our net loss for the three month period ended August 31, 2008 was $192,556. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the general economic cycle, the market price of oil and gas and exploration and development costs. If we cannot generate positive cash flows in the future, or raise sufficient financing to continue our normal operations, then we may be forced to scale down or even close our operations.

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

     We have no history of significant revenues from operations and have no significant tangible assets. We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably. Our company has a limited operating history and must be considered in the development stage. The success of our company is significantly dependent on a successful acquisition, drilling, completion and production program. Our company’s operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We may be unable to locate recoverable reserves or operate on a profitable basis. We are in the development stage and potential investors should be aware of the difficulties normally encountered by enterprises in the development stage. If our business plan is not successful, and we are not able to operate profitably, we may not be able to continue as a going concern and investors may lose some or all of their investment in our company.

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

     Our securities must be considered highly speculative, generally because of the nature of our business and the early stage of its development. We are engaged in the business of exploring and, if warranted, developing commercial reserves of oil and gas. Our properties are in the exploration stage only and are without known reserves of oil and gas. Accordingly, we have not generated any significant revenues nor have we realized a profit from our operations to date and there is little likelihood that we will generate any significant revenues or realize any profits in the short term. Any profitability in the future from our business will be dependent upon locating and developing economic reserves of oil and gas, which itself is subject to numerous risk factors as set forth herein. Since we have not generated any significant revenues, we will have to raise additional monies through the sale of our equity securities or debt in order to continue our business operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     On April 30, 2008, we entered into a consulting agreement with an accredited investor whereby we agreed to issued 50,000 shares of our common stock. We issued the 50,000 shares of our common stock on June 5, 2008 to the accredited investor in reliance upon Rule 506 of Regulation D and/or Section 4(2) of the Securities Act.

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

10.2	Form of Advisory Board Agreement (incorporated by reference from our Current Report on Form 8-K filed on February 4, 2008)

10.3	Equity Financing Agreement dated February 12, 2008 with FTS Financial Investments Ltd. (incorporated by reference from our Current Report on Form 8-K filed on February 15, 2008)

10.4	Return to Treasury Agreement dated February 26, 2008 with Peter Hughes (incorporated by reference from our Current Report on Form 8-K filed on February 28, 2008)

Exhibit	Description
Number

10.5	Amending Agreement dated March 17, 2008 with Artemis Energy PLC, Aurora Petroleos SA and Boreal Petroleos SA (incorporated by reference from our Current Report on Form 8-K filed on March 19, 2008)

10.6

Subscription Agreement dated February 28, 2008 with Trius Energy, LLC (formerly Pantera Oil and Gas PLC), Aurora Petroleos SA and Boreal Petroleos SA (incorporated by reference from our Quarterly Report on Form 10-QSB filed on April 14, 2008)

10.7	Joint Venture Agreement dated February 24, 2008 with Trius Energy, LLC (incorporated by reference from our Quarterly Report on Form 10-QSB filed on April 14, 2008)

10.8

Second Amending Agreement dated July 30, 2008 among our company, Artemis Energy PLC (formerly Pantera Oil and Gas PLC), Aurora Petroleos SA and Boreal Petroleos SA (incorporated by reference from our Current Report on Form 8-K filed on August 5, 2008)

10.9

Amended and Restated Share Purchase Agreement dated September 9, 2008 among our company, Artemis Energy PLC (formerly Pantera Oil and Gas PLC), Aurora Petroleos SA and Boreal Petroleos SA (incorporated by reference from our Annual Report on Form 10-KSB filed on September 15, 2008)

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

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PANTERA PETROLEUM INC.

By:	/s/ Chris Metcalf
Chris Metcalf
President, Chief Executive Officer and Director
(Principal Executive Officer and Principal
Financial Officer)
Date: October 20, 2008

By:	/s/ Scott Tyson
Scott Tyson
Director
Date: October 20, 2008