Form 10-Q
period 2008-11-30
ESP Resources, Inc.
filed 2009-01-20
CIK 1346526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2008

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 000-52506

ESP RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0440762
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

111 Congress Avenue, Suite 400, Austin, TX 78701
(Address of principal executive offices) (Zip Code)

512.391.3868
(Issuer’s telephone number)

PANTERA PETROLEUM, INC.
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
Yes [X]     No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-
accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange
Act).
Yes [   ]    No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

91,445,655 common shares issued and outstanding as of January 20, 2009.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

     It is the opinion of management that the interim financial statements for the quarter ended November 30, 2008 include all adjustments necessary in order to ensure that the interim financial statements are not misleading.

ESP RESOURCES, INC.
(formerly Pantera Petroleum, Inc.)
(A Development Stage Company)
BALANCE SHEETS
(Stated in US Dollars)
(Unaudited)

	November 30,	May 31,
	2008	2008
ASSETS

Current assets
Cash	$12,426	$168,134
Prepaid expense and deposit	18,231	118,533
Total current assets	30,657	286,667

Investments	-	541,907
Notes receivable, net of allowance of $402,000	275,526	-
Oil and gas interests, unproven properties	1,067,382	800,000
Office equipment, net of depreciation	2,626	-

Total assets	$1,376,191	$1,628,574

LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities
Accounts payable and accrued liabilities	$48,274	$11,929
Accounts payable – related party	55,000	-
Current portion of notes payable	87,190	-
Total current liabilities	190,464	11,929

Consulting fees payable in stock	-	27,500
Loans payable, net of current portion	280,581	75,448

Total liabilities	471,045	114,877

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 1,200,000,000 shares authorized, 91,445,655
and 92,245,655 shares issued and outstanding, respectively	91,446	92,246
Additional paid-in capital	3,240,878	3,013,394
Deficit accumulated during the development stage	(2,427,178)	(1,591,943)
Total stockholders’ equity	905,146	1,513,697

Total liabilities and stockholders’ equity	$1,376,191	$1,628,574

The accompanying notes are an integral part of these financial statements.

ESP RESOURCES, INC.
(formerly Pantera Petroleum Inc.)
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Stated in US Dollars)
(Unaudited)

					Inception
	Three months ended		Six months ended		through
	November 30,		November 30,		November 30,
	2008	2007	2008	2007	2008

Revenue – Natural gas sales	$-	$-	$536	$-	$536

Expenses
Production costs	-	-	-	-	-
Depreciation and depletion	276	-	376	-	2,136
Consulting fees	100,523	9,600	125,941	9,600	1,073,021
General and administrative	143,645	86,601	309,847	105,544	947,741
Bad debt expense	402,000	-	402,000	-	402,000
Write-down of license agreement	-	1	-	1	2,000
Write-down of equipment	-	-	-	767	767
Total expense	646,444	96,202	838,164	115,912	2,427,665

Loss from operations	(646,444)	(96,202)	(837,628)	(115,912)	(2,427,129)

Other income (expense):
Interest income	7,526	-	7,526	-	7,526
Interest expense	(3,761)	(610)	(5,133)	(610)	(7,575)

Net loss	$(642,679)	$(96,812)	$(835,235)	$(116,522)	$(2,427,178)

Net loss per share:
Basic and diluted	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of shares
outstanding:
Basic and diluted	91,674,226	111,534,544	92,218,879	111,534,544

The accompanying notes are an integral part of these financial statements.

ESP RESOURCES, INC.
(formerly Pantera Petroleum, Inc.)
(A Development Stage Company)
STATEMENTS OF CASH FLOW
(Stated in US Dollars)
(Unaudited)

			Inception
	Six months ended		through
	November 30,		November 30,
	2008	2007	2008
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(835,235)	$(116,522)	$(2,427,178)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and depletion	376	-	1,369
Consulting fees paid by stock and warrants	33,602	-	1,012,107
Accrued interest payable	5,133	610	7,575
Accrued interest receivable	(7,526)	-	(7,526)
Write-down of license agreement	-	1	2,000
Write-down of equipment	-	767	767
Change in operating assets and liabilities:
Prepaid expenses and deposit	100,302	(760)	(18,231)
Allowance for bad debt	402,000	-	402,000
Accounts payable and accrued liabilities	36,345	5,319	48,274
Accounts payable to related parties	55,000	-	135,925
Consulting fees payable in stock	-	-	27,500
Net cash used in operating activities	(210,003)	(110,585)	(815,418)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of office equipment	(2,902)	-	(4,662)
Acquisition of investments	(132,803)	(200,000)	(670,710)
Purchase of oil and gas interests	(360,000)	-	(1,160,000)
Proceeds from issuance of units (relative fair value of oil and
gas properties)	179,708	-	179,708
Net cash used in investing activities	(315,997)	(200,000)	(1,655,664)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	250,000	2,040,211
Proceeds from issuance of units (relative fair value of
common stock)	170,292	-	170,292
Repurchase of common stock	-	-	(1)
Proceeds from issuance of loans payable	200,000	73,007	273,006
Advances from related parties	-	14,694	-
Net cash provided by financing activities	370,292	337,701	2,483,508

Net increase (decrease) in cash during the period	(155,708)	27,116	12,426
Cash, beginning of the period	168,134	1,720	-

Cash, end of the period	$12,426	$28,836	$12,426

Non-cash investing and financing transactions:
Exchange investment for notes receivable	$670,000	$-	$670,000
Common stock issued in exchange for stock payable	$27,500	$-	$27,500
Common stock reacquired and cancelled	$4,710	$-	$4,710
Note issued on farm out of Baker Ranch	$87,190	$-	$87,190

The accompanying notes are an integral part of these financial statements.

ESP RESOURCES, INC.
(formerly Pantera Petroleum, Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
November 30, 2008
(Stated in US Dollars)
(Unaudited)

Note 1 Nature of Operations and Ability to Continue as a Going Concern

ESP Resources, Inc. (the “Company” or “ESP Nevada”) was incorporated in the State of Nevada on October 27, 2004, and is in the development stage. On November 8, 2004, the Company entered into a License Agreement to manufacture, market and distribute an arthritic pain reliever under the name ‘Arthrospray’. The business was abandoned during the year ended May 31, 2008. The Company’s current business is the acquisition and exploration of oil and gas properties in North and South America.

On September 18, 2007, the directors of the Company approved of a plan of merger effective September 28, 2007 between the Company and Pantera Petroleum Inc., a company incorporated in the state of Nevada on September 18, 2007. Upon completion of the merger, the Company changed its name to Pantera Petroleum Inc. and Pantera’s existence ceased. The purpose of the merger was to facilitate a name change to Pantera Petroleum Inc. to better reflect the direction and business of the Company.

In December 2008, the Company changed its name to ESP Resources, Inc. as a result of its acquisition of ESP Resources, Inc. (see note 8).

Interim Financial Statements

These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended May 31, 2008, as filed with the Securities and Exchange Commission (“SEC”). The financial statements included herein as of November 30, 2008, and for the six month periods ended November 30, 2008 and 2007, are unaudited, and in the opinion of management, the information furnished reflects all material adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and of the results for the interim periods presented. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended May 31, 2008, as reported in the Company’s Form 10-K, have been omitted. The results of operations for interim periods are not necessarily indicative of results to be expected for a full year.

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for the next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At November 30,

2008, the Company had not yet achieved profitable operations, has accumulated losses of $2,427,178 since its inception, does not have adequate cash to fund its operations and expects to incur further losses in the development of its business, all of which raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management plans to continue to provide for its capital needs during the year ending May 31, 2009, by issuing equity securities, however there is no assurance of additional equity funding being available.

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

As of November 30, 2008, there have been no environmental expenses incurred by the Company.

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

Revenue and cost recognition

Pantera uses the sales method to account for sales of natural gas. Under this method, revenues are recognized based on actual volumes of oil and gas sold to purchasers. The volumes sold may differ from the volumes to which Pantera is entitled based on its interest in the properties. These differences create imbalances which are recognized as a liability only when the imbalance exceeds the estimate of remaining reserves. The Company had no imbalances as of November 30, 2008. Costs associated with production are expensed in the period incurred.

New Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The Company adopted SFAS No. 157 as of June 1, 2008. The adoption of this Statement had no impact on its financial position or results of operations.

On February 15, 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Company adopted SFAS No. 159 as of June 1, 2008. The adoption of this Statement had no impact on its financial position or results of operations.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, (SFAS No. 162), which identifies a consistent framework for selecting accounting principles to be used in preparing financial statements for nongovernmental entities that are presented in conformity with United States generally accepted accounting principles (GAAP). The current GAAP hierarchy was criticized due to its complexity, ranking position of FASB Statements of Financial Accounting Concepts and the fact that it is directed at auditors rather than entities. SFAS No. 162 will be effective 60 days following the United States Securities and Exchange Commission’s (SEC’s) approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The FASB does not expect that SFAS No. 162 will result in a change in current practice, and the Company does not believe that SFAS 162 will have an impact on operating results, financial position or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) replaces SFAS No. 141, “Business Combinations”, however it retains the fundamental requirements that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141(R) requires an acquirer to recognize the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, be measured at their fair values as of that date, with specified limited exceptions. Changes subsequent to that date are to be recognized in earnings, not goodwill. Additionally, SFAS No. 141 (R) requires costs incurred in connection with an acquisition be expensed as incurred. Restructuring costs, if any, are to be recognized separately from the acquisition. The acquirer in a business combination achieved in stages must also recognize the identifiable assets and liabilities, as well as the noncontrolling interests in the acquiree, at the full amounts of their fair values. SFAS No. 141(R) is effective for business combinations occurring in fiscal years beginning on or after December 15, 2008. The Company will apply the requirements of SFAS No. 141(R) upon its adoption on June 1, 2009 and is currently evaluating whether SFAS No. 141(R) will have an impact on its financial position and results of operations.

Note 3 Notes receivable

The Company held investments as follows:

On November 21, 2007 and amended on March 17, 2008, July 30, 2008 and September 9, 2008 the Company entered into a share purchase agreement with Artemis Energy PLC (formerly Pantera Oil and Gas PLC) (“Artemis”), whereby the Company issued 4,000,000 shares of the Company’s common stock (valued at $4,000) to Artemis and paid $50,000 in consideration for the right to acquire up to 85% of the shares of each of Aurora Petroleos SA (“Aurora”) and Boreal Petroleos SA (“Boreal”). The Company had advanced an additional $620,710 in cash, for a total combined investment in Aurora and Boreal of $4,000 from the issuance of stock and $670,710 from the payment of cash.

On September 9, 2008, the share purchase agreement was amended as follows:

i)

Aurora and Boreal, in consideration for cash advances totaling $620,000 and the payment of $50,000, each issued a five year note bearing interest at 5% for $335,000 and for any additional amounts paid under this agreement. If after the date of this agreement, there occurs a sale, consolidation, amalgamation or merger or the transfer of assets to another entity of Aurora or Boreal which results in either company receiving cash proceeds, then that company will repay the Company.

ii)	Artemis returned 2,600,000 of the 4,000,000 shares of common stock issued by the Company. These shares were subsequently cancelled.

iii)

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

iv)

Artemis will issue to the Company additional options to enable the Company to purchase 38% of the outstanding shares of Aurora and 35% of the outstanding shares of Boreal, in exchange for the Company making a payment of $500,000 each on or before April 30, 2009 (“Aurora and Boreal Investment Three”). On completion of both the Aurora and Boreal Investment Three, the Company will issue to Artemis warrants to purchase 1,200,000 shares of common stock of the Company at $0.27 per share, exercisable for a period of five years from the date of issuance.

v)

Subject to the completion of Aurora and Boreal Investment Three, Artemis will issue to the Company additional options to enable the Company to purchase 20% of the outstanding shares of Aurora and 20% of Boreal, in exchange for the Company making a payment of $1,500,000 each on or before January 10, 2010 (“Aurora and Boreal Investment Four”). On completion of both the Aurora and Boreal Investment Four, the Company will issue to Artemis warrants to purchase 1,400,000 shares of common stock of the Company at $0.27 per share, exercisable for a period of five years.

In the event that the Company makes less than the required investment amount to complete any of Aurora or Boreal Investments Three or Four, the Company shall be entitled to receive an option to purchase a portion of the additional percentage of the issued and outstanding shares of Aurora or Boreal pro rata based on the percentage of the amount paid as compared to the total required to be paid.

The notes receivable from Aurora and Boreal have been reduced by valuation allowance of $402,000 based on management’s estimate of the collectability of these notes.

Note 4 Oil and gas interests-Unproven properties

Block 83 and 84 Project, JV

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

Baker 80 Lease

By an agreement dated August 11, 2008, the Company agreed to acquire a 95% working interest, 71.25% revenue interest, in the Baker 80 Lease located in Pecos County, Texas (the “Property”) from Lakehills Production, Inc. (“Lakehills”) in consideration for $10,000 previously advanced and $726,000 to be paid as follows:

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

The Company was given an indefinite verbal extension on the payment of the $376,000 to acquire an additional 51.79% . After the closing of the drilling program on October 30, 2008, it was determined this amount will not be paid to Lakehills by the Company. The Company’s ownership in the Property will be governed by the drilling program described below.

On October 30, 2008, we entered into and closed the definitive documents for the transaction with Lakehills and a private equity drilling fund (“the Investor”). Pursuant to the terms of the Agreement, we, along with Lakehills, entered into drilling arrangements with the Investor whereby we and Lakehills granted the Investor an exclusive option to fund the drilling, re-entry and completion of certain wells located in the West Gomez field (Baker Ranch) located in Pecos County, Texas. According to the terms of the Agreement, the Investor acquired a 100% working interest in the wells. Upon tie-in of each well, the Investor will own a 95% working interest in such well and the Investor will grant to Lakehills a 5% working interest. The Investor’s working interest shall remain 95% until such time as the Investor has achieved a 12% internal rate of return from its investment (“IRR”) in the well. Thereafter, the Investor will grant to us a 5% working interest and the Investor’s working interest percentage will be reduced to 90% until such time as the Investor has achieved a 20% IRR from its investment in the Well Program. Thereafter, the Investor will grant to us an additional 10% working interest such that our working interest will be 15% and the Investor’s working interest will be reduced to 80% until such time as the Investor has achieved a 25% IRR from its investment in the Well Program. Thereafter, the Investor will grant to us an additional 6% working interest such that our interest in such Well will be 21% and the Investor’s working interest will be reduced to 74% accordingly. In all cases, Lakehills’ working interest will remain at 5%.

The Investor shall receive 100% of the cash flows on the initial well (the “Initial Well”) until such cash flow received exceeds the $87,190 plus interest represented by a promissory note that we executed in favor of the Investor, which bears interest at 5% per year and is due April 30, 2009. No cash distributions shall be paid to us or to Lakehills until the Note has been paid in full. Upon full payment of the Note, we shall receive 100% of the cash flow from the Initial Well until the aggregate amount of such cash flow received by us totals $350,000. No cash distributions shall be made or otherwise accrue to the Investor or Lakehills during this period. Thereafter, the Investor will receive 50% of the Initial Well’s operating cash flow and we will receive 50% of the Initial Well’s operating cash flow until each party receives $175,000 (i.e., an aggregate of $350,000). No cash distributions shall be made or otherwise accrue to Lakehills during this period. Thereafter, cash distributions shall be calculated in accordance with the then current working interest ownership percentages associated with the Initial Well as outlined in the paragraph above. The distributions that would otherwise be payable to us pursuant to the immediately preceding sentence shall be paid to the Investor until the aggregate of such distributions paid to the Investor totals $175,000. The first $525,000 of cash flow received by us under the transaction documents shall be used to satisfy its obligations to certain investors under an oil and gas certificate agreement.

Note 5 Loans payable

The non current portion of loans payable are unsecured, bear interest at 5% per annum and are due on September 30, 2012 and July 22, 2013. Interest has been accrued through November 30, 2008.

On October 30, 2008, the Company issued a promissory note for $87,190 in connection with the drilling program on the Property (see note 4). The note bears interest at 5% and is due April 30, 2009.

Note 6 Related Party Transactions

During the six months ended November 30, 2008 and 2007, charges to the Company by directors and an officer of the Company were as follows:

	2008	2007
Salaries
	$90,000	$30,000
Management services	-	6,000
Rent	-	1,200
Total
	$90,000	$37,200

As of November 30, 2008, accounts payable to related parties included $55,000 due to a director of the Company for unpaid salaries.

Note 7 Stockholders’ Equity

Common stock

On December 29, 2008, the Board of Directors approved a 1 for 20 reverse split of our common stock. The reverse split is subject to approval by regulatory authorities. The effect of this reverse split has not been reflected in the accompanying financial statements pending the receipt of final approval.

The Company entered into a consulting agreement during the year ended May 31, 2008 whereby the Company agreed to issue 50,000 shares of common stock in exchange for services. The shares to be issued were valued at the fair value on the date of the agreement at $0.55 per share for a total value of $27,500. These shares were issued during the three months ended August 31, 2008.

Private Placements

During the six months ended November 30, 2008, the Company completed three private placements for a total of 1,750,000 units at $0.20 per unit for gross proceeds of $350,000. Each unit is comprised of one share of common stock of the Company and oil and gas net revenue interests in the Baker 80 lease (the “Property”)(see note 4) as follows:

i)

The subscriber shall receive 51% of the Company’s net revenue interests in the Property, defined as up to the amount that is equal to 150% of the gross amount paid by the subscriber for the private placement, pro rata based on the percentage of the amount subscribed as compared to the total proceeds in aggregate of the private placement; and,

ii)

Thereafter, on the condition the private placement closes $2,500,000 in total proceeds in aggregate, the subscriber shall receive 8% of the Company’s net revenue interests in the Property pro rata based on the percentage of the amount subscribed as compared to the total proceeds in aggregate of the private placement,

iii)

Should the total proceeds from the private placement be less than $2,500,000, the subscriber shall receive 0.32% of the Company’s net revenue interests in the property for every $100,000 in subscription proceeds.

The Company allocated the proceeds of the private placement between the shares of common stock and the net revenue interest as follows:

			Relative fair value
			Common	Net
Date	Units	Proceeds	Stock	Interest

August 6, 2008	250,000	$50,000	$24,138	$25,862
August 8, 2008	500,000	100,000	48,718	51,282
August 8, 2008	1,000,000	200,000	97,436	102,564

Total	1,750,000	$350,000	$170,292	$179,708

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

As of November 30, 2008, no shares of common stock have been sold under this agreement. On October 10, 2008 we terminated the agreement upon receipt of notice from FTS Financial Investments informing our company that FTS Financial Investments would be unable to comply with our drawdown notice dated September 26, 2008, delivered pursuant to the terms of the agreement, due to the downturn in the financial markets.

Warrants

A summary of warrant activity for the six months ended November 11, 2008 is presented below:

		Weighted-
		Average
		Exercise	Intrinsic
	Warrants	Price	Value
Outstanding at May 31, 2008	1,000,000	$0.52	N/A
Granted	-	-	N/A
Exercised	-	-	N/A
Forfeited	-	-	N/A
Outstanding at November 30, 2008	1,000,000	$0.52	$-
Exercisable at November 30, 2008	750,000	$0.52	$-

In April, 2008, the Company entered into a consulting agreement for services in exchange for 1,000,000 share purchase warrants exercisable at $0.52 per share. These warrants expire on October 9, 2010. The warrants vested as follows: 250,000 shares on April 9, 2008, 250,000 shares on July 9, 2008, 250,000 shares on October 9, 2008 and 250,000 shares on January 9, 2009. As of November 30, 2008, 750,000 warrants were vested.

The Company has determined that the measurement date for determining the fair value of the warrants is the vesting date, because this represents the performance commitment in accordance with EITF 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. The fair value of the warrants to non-employees was valued on the measurement date and was recorded as compensation expense. During the six months ended November 30, 2008, the Company recognized compensation expense of $33,602. The warrants were valued using the Black Scholes Option Pricing Model based on a risk-free rate of between 1.65% and 2.41%, expected dividend yield of 0%, expected life of warrants of between 2.5 and 2.0 years, volatility of 103%, and dividend yield of 0%.

Note 8 Subsequent Events

Acquisitions

On December 29, 2008, the Company closed an Agreement for Share Exchange with ESP Resources, Inc., a Delaware corporation (“ESP”) and ESP Enterprises, Inc., a Colorado corporation and the sole shareholder of ESP (“Enterprises”) whereby the Company acquired 100% ownership of ESP in exchange for certain shares of common stock of the Company totaling the value of $12,000,000. The specific allocation of the common shares delivered to the shareholders of ESP will be determined pro rata according to their ownership in ESP. Accordingly, a total of 292,682,297 pre-split shares (14,634,146 post-split shares) will be issued to acquire 100% ownership of ESP. As a result of the acquisition, the Company has changed its name to ESP Resources, Inc.

ESP is a custom formulator, manufacturer, distributor, and marketer of specialty chemicals to the oil and gas industry, and its customers are primarily located in the Gulf States region. This transaction will be accounted for as a reverse acquisition in accordance with SFAS No. 141 whereby ESP is the considered accounting acquirer.

On December 19, 2008, the Company borrowed $8,000 from ESP Resources, Inc. The note bears interest at 8% and matures in 120 days.

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

     In addition, effective September 28, 2007, we effected a sixteen (16) for one (1) forward stock split of our authorized, issued and outstanding common stock. As a result, our authorized capital increased from 75,000,000 shares of common stock with a par value of $0.001 to 1,200,000,000 shares of common stock with a par value of $0.001. The name change and forward stock split became effective with the Over-the-Counter Bulletin Board at the opening for trading on September 28, 2007 under the new stock symbol “PTPE”. Our new CUSIP number is 26913L104.

     On December 16, 2008, we changed our name to “ESP RESOURCES, INC.” by amending our Articles of Incorporation with the state of Nevada. This action was approved by a majority of the shareholders and unanimously by the directors of the Company on November 7, 2008. An information statement was filed with the SEC on November 17 and mailed to all company shareholders that same day.

     The shareholders and directors of the Company also approved a reverse split of the Company on those same dates in the ration of twenty for one, and such approvals were included in the same information statement filed and mailed on November 17, 2008. The reverse split and new symbol assignment is currently being processed by NASDAQ.

Our Current Business

     We are an exploration stage company engaged in the acquisition of prospective oil and gas properties. Following the change in our business, we conducted due diligence on potential acquisitions of suitable oil and gas properties.

Share Purchase Agreement

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

Aurora and Boreal Concessions

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

Block 83 84 JV

     In addition, on February 24, 2008, we purchased a 10% interest in a joint venture formed pursuant to a joint venture agreement, with Trius Energy, LLC, as the managing venturer, and certain other joint venturers, in consideration for $800,000. Pursuant to the joint venture agreement, our company and the other joint venturers agreed, among other things, (a) to form a joint venture for the limited purpose of (i) securing, re-entering, reopening, managing, cultivating, drilling and operating the Gulf-Baker 83 #1 Well, the Sibley 84 #1 Well and the Sibley 84 #2 Well located in West Gomez oil and gas fields in Pecos County, Texas, (ii) such other business agreed to by the joint venturers, and (iii) all such actions incidental to the foregoing as the joint venturers determine; (b) that the joint venturers shall have equal rights to manage and control the joint venture and its affairs and business, and that the joint venturers designate Trius Energy, LLC, as the managing venturer and delegate to the managing venturer the day-today management of the joint venture; (c) that distributions from and contributions to the joint venture shall be made in a prescribed manner; and (d) that all property acquired by the joint venture shall be owned by the joint venture, in the name of the joint venture, and beneficially owned by the joint venturers in the percentages of each joint venturer from time to time. On April 1, 2008, the joint venture began reentry operations on the Sibley 84 #1 Well.

     On August 16, 2008, the Sibley 84 #1 well of Block 83 84 Project JV entered production and began to sell natural gas. While bottom hole pressure remained strong after an acidization procedure on the perforations, or holes made in the production formation through which formation gas enters the wellbore, increasing amounts of formation water from an undetermined zone caused a significant decrease in the natural gas production rates, and caused the Block 83 84 Project JV to shut in the well for evaluation. While evaluating solutions from service providers to decrease the water production, on November 12, 2008, there was a reported well-head blowout. Multiple service companies were mobilized on location to control the well and place a Blow Out Preventer on the casing head at the surface of the well. The Block 83 84 Project JV is currently in the process of preparing a repair plan and working with the insurance adjuster and insurance provider to ensure repayment of all work done to control the well and also for all repair costs in order to replace all damaged equipment and to return the well to production. Due to the current condition of the well and the uncertainty regarding its production levels, its classification will remain as an unproven property. The Block 83 84 Project JV is currently evaluating the timing and plan for the remaining wells given market conditions.

Baker Ranch Block 80

     On August 11, 2008, we entered into a letter agreement with Lakehills Production, Inc. (“Lakehills”), whereby we agreed to purchase from Lakehills Production certain of its interests in the Baker 80 Lease located in Pecos County, Texas, in consideration for $726,000 to be paid according to the following schedule:

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

     On October 10, 2008 we terminated the equity financing agreement dated February 12, 2008 between our company and FTS Financial Investments Ltd. We terminated the agreement upon receipt of notice from FTS Financial Investments informing our company that FTS Financial Investments would be unable to comply with our drawdown notice dated September 26, 2008, delivered pursuant to the terms of the agreement, due to the downturn in the financial markets. Pursuant to Section 7.01 of the agreement, our company could terminate the agreement at any time. As of October 10, 2008, no shares had been issued under the agreement.

     On October 30, 2008, we entered into and closed the definitive documents for the transaction with Lakehills and a private equity drilling fund (the “Investor”). Pursuant to the terms of the Agreement, we, along with Lakehills, entered into drilling arrangements with the Investor whereby we and Lakehills granted the Investor an exclusive option to fund the drilling, re-entry and completion of certain wells located in the West Gomez field (Baker Ranch) located in Pecos County, Texas. According to the terms of the Agreement, the Investor acquired a 100% working interest in the wells. Upon tie-in of each well, the Investor will own a 95% working interest in such well and the Investor will grant to Lakehills a 5% working interest. The Investor’s working interest shall remain 95% until such time as the Investor has achieved a 12% internal rate of return from its investment (“IRR”) in the well. Thereafter, the Investor will grant to us a 5% working interest and the Investor’s working interest percentage will be reduced to

90% until such time as the Investor has achieved a 20% IRR from its investment in the Well Program. Thereafter, the Investor will grant to us an additional 10% working interest such that our working interest will be 15% and the Investor’s working interest will be reduced to 80% until such time as the Investor has achieved a 25% IRR from its investment in the Well Program. Thereafter, the Investor will grant to us an additional 6% working interest such that our interest in such Well will be 21% and the Investor’s working interest will be reduced to 74% accordingly. In all cases, Lakehills’ working interest will remain at 5%.

The Investor shall receive 100% of the cash flows on the initial well (the “Initial Well”) until such cash flow received exceeds the $87,190 plus interest represented by a promissory note that we executed in favor of the Investor. No cash distributions shall be paid to us or to Lakehills until the Note has been paid in full. Upon full payment of the Note, we shall receive 100% of the cash flow from the Initial Well until the aggregate amount of such cash flow received by us totals $350,000. No cash distributions shall be made or otherwise accrue to the Investor or Lakehills during this period. Thereafter, the Investor will receive 50% of the Initial Well’s operating cash flow and we will receive 50% of the Initial Well’s operating cash flow until each party receives $175,000 (i.e., an aggregate of $350,000). No cash distributions shall be made or otherwise accrue to Lakehills during this period. Thereafter, cash distributions shall be calculated in accordance with the then current working interest ownership percentages associated with the Initial Well as outlined in the paragraph above. The distributions that would otherwise be payable to us pursuant to the immediately preceding sentence shall be paid to the Investor until the aggregate of such distributions paid to the Investor totals $175,000. The first $525,000 of cash flow received by us under the transaction documents shall be used to satisfy its obligations to certain investors under an oil and gas certificate agreement.

Re-entry operations on Block 80 began in November 2008 with the goal of placing the well back into production in the near future. Due to the current re-entry operations and the uncertainty regarding its production levels, its classification will remain as an unproven property.

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

For the three month periods ended November 30, 2008 and November 30, 2007

     There were no revenues for the three months ended November 30, 2008 and 2007. Our expenses were $646,444 for the three month period ended November 30, 2008 as compared to $96,202 for the three month period ended November 30, 2007.

     Our expenses consisted of $100,523 in consulting fees, $143,645 in general and administrative expenses and $402,000 in bad debt expense for the three month period ended November 30, 2008. Our expenses consisted of $9,600 in consulting fees, $86,601 in general and administrative expenses and $1 in write-down of equipment for the three month period ended November 30, 2007. The increase in our expenses for the three month period ended November 30, 2008 was primarily attributable to our increased activity in our operating activities, including locating and assessing prospective oil and gas properties for acquisition.

     Our interim consolidated financial statements report a net loss of $642,679 for the three month period ended November 30, 2008 as compared to a net loss of $96,812 for the three month period ended November 30, 2007. Our accumulated net losses for the period from October 27, 2004, our date of inception, to November 30, 2008 was $2,427,178.

For the six month periods ended November 30, 2008 and November 30, 2007

     Our revenues were $536 for the six month period ended November 30, 2008 as compared to $- for the six month period ended November 30, 2007. Our increase in revenues was attributed entirely to the sale of natural gas. Our expenses were $838,164 for the six month period ended November 30, 2008 as compared to $115,912 for the six month period ended November 30, 2007.

     Our expenses consisted of $376 of depreciation, $125,941 in consulting fees, $309,847 in general and administrative expenses and $402,000 in bad debt expense for the six month period ended November 30, 2008. Our expenses consisted of $9,600 in consulting fees, $105,544 in general and administrative expenses, $1 in write-down of equipment and $767 in write-down of equipment for the six month period ended November 30, 2007. The increase in our expenses for the six month period ended November 30, 2008 was primarily attributable to our increased activity in our operating activities, including locating and assessing prospective oil and gas properties for acquisition.

     Our interim consolidated financial statements report a net loss of $835,235 for the six month period ended November 30, 2008 as compared to a net loss of $116,522 for the six month period ended November 30, 2007.

Cash Flow Used in Operating Activities

     Operating activities used cash of $210,003 for the six month period ended November 30, 2008, compared to using $110,585 for the six month period ended November 30, 2007. The increase in cash used during the six month period ended November 30, 2008 was primarily attributable to an increase in our net loss and increases in our non-cash working capital balances related to operations, including prepaid expenses and deposit and accounts payable and accrued liabilities.

Cash Flow Used in Investing Activities

     Investing activities used cash of $315,997 for the six month period ended November 30, 2008 compared to using $200,000 for the six month period ended November 30, 2007. The cash used in investing activities was a result of investments and acquisitions of oil and gas interests.

Cash Flow Provided by Financing Activities

     Financing activities generated cash of $370,292 for the six month period ended November 30, 2008 compared to generating $337,701 for the six month period ended November 30, 2007. The cash generated from financing activities was a result of issuances of common stock and proceeds from loan.

Liquidity And Capital Resources

     As at November 30, 2008, our total assets were $1,376,181 and our total liabilities were $471,045. We had cash of $12,426, current assets of $30,657 and current liabilities of $190,464 as at November 30, 2008. We had negative working capital of $159,807 as at November 30, 2008.

     To date, we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We expect this situation to continue for the foreseeable future. We anticipate that we will have negative cash flows during the next twelve month period ending November 30, 2009.

     We estimate that our general operating expenses for the next twelve month period to include $2,500,000 for exploration expenses and $500,000 for professional fees and general and administrative expenses for a total estimated funding of $3,000,000. Estimated operating expenses include provisions for consulting fees, salaries, travel, telephone, office rent, and on-going legal, accounting, and audit expenses to comply with our reporting responsibilities as a public company under the United States Exchange Act of 1934, as amended.

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

     We incurred a net loss of $835,235 for the six month period ended November 30, 2008. As indicated above, we anticipate that our projected operating expenses for the next twelve months will be $3,000,000. We will be required to raise additional funds through the issuance of equity securities or through debt financing in order to carry-out our plan of operations for the next twelve month period. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates.

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

     We have historically incurred losses, and through November 30, 2008 have incurred losses of $2,427,178 since our inception. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, public offerings, bank financing and/or advances from related parties or shareholder loans.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operation are based upon the condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. There have been no changes to our critical accounting policies from those described in our annual report on Form 10-KSB for the year ended May 31, 2008.

Subsequent Events

On December 29, 2008, the Company closed an Agreement for Share Exchange with ESP Resources, Inc., a Delaware corporation (“ESP”) and ESP Enterprises, Inc., a Colorado corporation and the sole shareholder of ESP (“Enterprises”) whereby the Company acquired 100% ownership of ESP in exchange for certain shares of common stock of the Company totaling the value of $12,000,000. The specific allocation of the common shares delivered to the shareholders of ESP will be determined pro rata according to their ownership in ESP. Accordingly, a total of 292,682,297 pre-split shares (14,634,146 post-split shares) will be issued to acquire 100% ownership of ESP. As a result of the acquisition, the Company has changed its name to ESP Resources, Inc.

ESP is a custom formulator, manufacturer, distributor, and marketer of specialty chemicals to the oil and gas industry, and its customers are primarily located in the Gulf States region. This transaction will be accounted for as a reverse acquisition in accordance with SFAS No. 141 whereby ESP is the considered accounting acquirer.

On December 19, 2008, the Company borrowed $8,000 from ESP Resources, Inc. The note bears interest at 8% and matures in 120 days.

ACCOUNTING PRONOUNCEMENTS ISSUED NOT YET ADOPTED

Business Combinations – In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS No. 141R) and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. These standards aim to improve, simplify, and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements. We are currently evaluating the possible impacts upon our financial condition or results of operations.

Derivatives Disclosures – In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. Statement No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. The provisions of SFAS No. 161 are effective for our third quarter of fiscal 2009. The Company is currently evaluating the impact of the provisions of SFAS No. 161, but due to our limited use of derivative instruments we do not currently anticipate that the provisions of SFAS No. 161 will have a material impact on our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report, being November 30, 2008, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s President and Chief Executive Officer. In connection with the completion of the review and issuance of the Form 10-Q report on our financial statements for the quarter ended November 30, 2008, we identified deficiencies that existed in the design or operation of our internal control over financial reporting that it considers to be “material weaknesses.” The PCAOB has defined a material weakness as a “significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.” The material weaknesses persisted during the period covered by this report.

The deficiencies in our internal controls related to note receivable allowance, oil and gas properties-unproven and loan payables. The adjustments to those items were detected in the review process and have been appropriately recorded and disclosed in this report. We are in the process of improving our internal control over financial reporting in an effort to remediate these deficiencies through improved supervision and training of persons within our organization. Additional effort is needed to fully remedy these deficiencies and we are continuing our efforts to improve internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

     Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     Not applicable.

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

10.2	Form of Advisory Board Agreement (incorporated by reference from our Current Report on Form 8-K filed on February 4, 2008)

10.3	Return to Treasury Agreement dated February 26, 2008 with Peter Hughes (incorporated by reference from our Current Report on Form 8-K filed on February 28, 2008)

10.4	Amending Agreement dated March 17, 2008 with Artemis Energy PLC, Aurora Petroleos SA and Boreal Petroleos SA (incorporated by reference from our Current Report on Form 8-K filed on March 19, 2008)

10.5

Subscription Agreement dated February 28, 2008 with Trius Energy, LLC (formerly Pantera Oil and Gas PLC), Aurora Petroleos SA and Boreal Petroleos SA (incorporated by reference from our Quarterly Report on Form 10-QSB filed on April 14, 2008)

10.6	Joint Venture Agreement dated February 24, 2008 with Trius Energy, LLC (incorporated by reference from our Quarterly Report on Form 10-QSB filed on April 14, 2008)

10.7

Second Amending Agreement dated July 30, 2008 among our company, Artemis Energy PLC (formerly Pantera Oil and Gas PLC), Aurora Petroleos SA and Boreal Petroleos SA (incorporated by reference from our Current Report on Form 8-K filed on August 5, 2008)

10.8

Amended and Restated Share Purchase Agreement dated September 9, 2008 among our company, Artemis Energy PLC (formerly Pantera Oil and Gas PLC), Aurora Petroleos SA and Boreal Petroleos SA (incorporated by reference from our Annual Report on Form 10- KSB filed on September 15, 2008)

10.9	Agreement dated October 31, 2008 with Lakehills Production, Inc. and Madoff Energy IV LLC (incorporated by reference from our Current Report on Form 8-K filed on November 5, 2008)

14.1	Code of Ethics (incorporated by reference from our Annual Report on Form 10-KSB filed on August 28, 2007)

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESP RESOURCES, INC.

By: /s/ Chris Metcalf
Chris Metcalf
Chief Executive Officer and Director
(Principal Executive Officer and
Principal Financial Officer)
Date: January 20, 2008