Form 10-K
period 2008-12-31
ESP Resources, Inc.
filed 2009-04-15
CIK 1346526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [ ] to [ ]

Commission file number 000-52506

ESP RESOURCES, INC.
(Name of small business issuer in its charter)

Nevada	98-0440762
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1255 Lions Club Road, Scott, LA	70583
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (337) 706-7056

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes [ x ] No [           ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ x ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer.	[ ]	Accelerated filer.	[ ]
Non-accelerated filer.	[ ]	Smaller reporting company.	[ X ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [   ] No [ X ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2008: $19,933,045.

Number of the issuer’s Common Stock outstanding as of April 3, 2009: 22,859,689

Documents incorporated by reference: None

Transitional Small Business Disclosure Format (Check One): Yes [   ] No [ X ]

PART I

ITEM 1. BUSINESS

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

As used in this annual report, the terms “we”, “us” and “our” mean ESP Resources, Inc., unless otherwise indicated.

Corporate History

We were incorporated on October 27, 2004, in the State of Nevada. Our principal offices are located at 1255 Lions Club Road, Scott, LA 70583.

Effective September 28, 2007, we completed a merger with our subsidiary, Pantera Petroleum Inc., a Nevada corporation. As a result, we changed our name from “Arthro Pharmaceuticals, Inc.” to “Pantera Petroleum Inc.” We changed the name of our company to better reflect the direction and business of our company.

In addition, effective September 28, 2007, we effected a sixteen (16) for one (1) forward stock split of our authorized, issued and outstanding common stock. As a result, our authorized capital increased from 75,000,000 common shares to 1,200,000,000 common shares - with the same par value of $0.001. At that time, our issued and outstanding share capital increased from 6,970,909 common shares to 111,534,544 common shares. The name change and forward stock split became effective with the OTC Bulletin Board at the opening for trading on September 28, 2007 under the new stock symbol “PTPE”.

In December 2008, the Company entered into an agreement with ESP Resources, Inc., a Delaware corporation (ESP Delaware), whereby the Company acquired 100% ownership of ESP Delaware in exchange for 292,682,297 common shares. As a result of this acquisition, we changed our name from “Pantera Petroleum, Inc.” to “ESP Resources, Inc.” On January 27, 2009, subsequent to the date of this report, we effected a one (1) for twenty (20) reverse stock split of our common stock and received a new ticker symbol. The name change and reverse stock split became effective with the OTC Bulletin Board at the opening of trading on January 27, 2009 under the new symbol “ESPI”. Our new CUSIP number is 26913L104. We plan to file an 8K/A shortly with a more in-depth description of our combined company.

Business

We are an exploration stage company engaged in the acquisition of prospective oil and gas properties, and through our wholly owned subsidiary, ESP Petrochemicals, Inc. (“ESPPI”), we are a custom formulator of specialty chemicals for the energy industry.

ESP Petrochemicals, Inc.

Through our wholly owned subsidiary, ESP Petrochemicals Inc., we are a custom formulator of specialty chemicals for the energy industry. ESPPI’s more specific mission is to provide applications of surface chemistry to service all facets of the fossil energy business via a high level of innovation. ESPPI is focusing its efforts on solving problems in a highly complex integration of processes to achieve the highest level of quality petroleum output. Listening to its customers with their changing demands and applying its skills as chemical formulators enables ESPPI to measure its success in this endeavor.

ESPPI acts as manufacturer, distributor and marketer of specialty chemicals. ESPPI supplies specialty chemicals for a variety of oil field applications including separating suspended water and other contaminants from crude oil, pumping enhancement, and cleaning, as well as a variety of fluids and additives used in the drilling and production process. At each drilling site or well that is in production, there exist a number of factors that make each site unique. These include the depth of the producing formation, the bottom-hole temperature of the producing well, the size of the well head through which the producing fluids flow, the size and pressure ratings of the production equipment, including the separators, heater-treaters, compression equipment, size of production tubulars in the wellbore, size of the storage tanks on the customers location, and pressure ratings of the sales lines for the oil and gas products. Wells that are operating short distances from each other in the same field can have very different characteristics. This variance in operating conditions, chemical makeup of the oil, and the usage of diverse equipment requires a very specific chemical blend to be used if maximum drilling and production well performance is to be attained.

ESPPI's goal is first, to solve the customer’s problem at the well and optimize drilling or production, and secondly, the sale of product. Typically, the ESPPI team may gather information at a well site and enter this data into the analytical system at the company’s labs in Lafayette, Louisiana. The system provides testing parameters and reproduces conditions at the wellhead. This allows the ESPPI chemist to design and test a new chemical blend in a very short time. In many cases, a new blend may be in service at the well in as little as 24 hours.

Oil and Gas Exploration

Chaco Basin Concessions: Share Purchase Agreement

Following the change in our business in late 2007, we conducted due diligence on potential acquisitions of suitable oil and gas properties in Paraguay, South America. On November 21, 2007, we entered into a share purchase agreement, as amended March 17, 2008 and July 30, 2008 (the “Original Agreement”), among our company, Artemis Energy PLC, formerly Pantera Oil and Gas PLC (“Artemis”), Aurora Petroleos SA (“Aurora”) and Boreal Petroleos SA (“Boreal”). To more effectively align the interests of our company with Artemis, Aurora and Boreal, and to provide for a potentially more efficient accounting and tax treatment for our company, Artemis, Aurora and Boreal under their respective tax and accounting regimes, the parties entered negotiations and further revised the Original Agreement. On September 9, 2008, we amended the agreement (“Restated Purchase Agreement”) as follows.

(a)	Aurora acknowledged and agreed to:

	(i)	the prior indebtedness owed to our company is $335,000 and to issue a five year note bearing 5% simple interest, in a form to be mutually agreed upon by Aurora and our company;

(ii)

issue a five year note bearing 5% simple interest, in a form to be mutually agreed upon by Aurora and our company, to our company in an amount equal to any future payments made by our company to Aurora pursuant to the amended agreement; and

	(iii)	the terms of repayment of any outstanding amounts to our company;

(b)	Boreal acknowledged and agreed to:

	(i)	the prior indebtedness owed to our company is $335,000 and to issue a five year note bearing 5% simple interest, in a form to be mutually agreed upon by Boreal and our company;

(ii)

issue a five year note bearing 5% simple interest, in a form to be mutually agreed upon by Boreal and our company, to our company in an amount equal to any future payments made by our company to Boreal pursuant to the amended agreement; and

	(iii)	the terms of repayment of any outstanding amounts to our company;

(c)	Artemis agreed to:

	(i)	cancel 2,600,000 of our 4,000,000 common shares issued to Artemis on November 21, 2007;

	(ii)	issue warrants to our company to purchase:

		A.	27% of the issued and outstanding shares of Aurora for amounts previously paid to Aurora;

		B.	30% of the issued and outstanding shares of Boreal for amounts previously paid to Boreal;

C.

an additional 38% of the issued and outstanding shares of Aurora for a payment of $500,000 by us to Aurora, or as Aurora may direct on or before April 30, 2009 (“Aurora April Investment”) and up to an additional 20% of the shares of Aurora for a payment of $1,500,000 by us to Aurora, or as Aurora may direct; provided we have completed the Aurora April Investment; and

D.

an additional 35% of the issued and outstanding shares of Boreal for a payment of $500,000 by us to Boreal, or as Boreal may direct on or before April 30, 2009 (“Boreal April Investment”) and up to an additional 20% of the shares of Boreal for a payment of $1,500,000 by us to Boreal, or as Boreal may direct; provided we have completed the Boreal April Investment; and

(d)

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

Aurora and Boreal Chaco Basin Concessions

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

Boreal has acquired the rights to concessions in northern Paraguay consisting of two tracts: Pantera and Bahia Negra. They are also located in the eastern extensions of the Chaco Basin. The Pantera tract, approximately 1,158 square miles in area, is located in the Curupayty Sub-Basin on the border with Bolivia. The Bahia Negra tract, approximately 1,853 square miles in area, is located at the southern end of the Curupayty Sub-Basin in north central Paraguay. Boreal entered into a Concession Contract with the government of Paraguay on March 2, 2007. This Concession Contract is assigned Law Number 3,478, dated December 13, 2008, having been duly ratified by the Congress of Paraguay and signed by President Nicanor Duarte Frutos.

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

Possible additional steps could include the processing of a number of large seismic displays on paper that are from the older Texaco surveys through a process called seismic vectorization (or SEGY conversion) to recover and reprocess that data as if we had the tapes. The process should allow us to do post-stack processing (migration) and then load the data with our existing data. This may be useful information of a more regional nature that would help put the regional perspective together. We have accumulated additional well data to aid in this survey. This survey would be intended to further add to our evaluation of identified prospects and aid in the formulation of the drilling plan.

However, commensurate with our acquisition of ESP Resources (Delaware) and the strategic focus of those assets on specialty chemicals for the energy industry, we are currently evaluating this project for viability and strategic fit. Given the global downturn in oil and gas prices and the severe contraction in the equity and credit markets for financing, we have been actively seeking a lead joint venture partner or purchaser for the property to move forward with exploration plans. However, there is no guarantee that a financial partner or purchaser may be discovered for the property which will lead to our inability to move forward with the exploration project.

Block 83 84 Joint Venture

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

On August 16, 2008, the Sibley 84 #1 well of Block 83 84 Project JV entered production and began to sell natural gas. While bottom hole pressure remained strong after an acidization procedure on the perforations, or holes made in the production formation through which formation gas enters the wellbore, increasing amounts of formation water from an undetermined zone caused a significant decrease in the natural gas production rates, and caused the Block 83 84 Project JV to shut in the well for evaluation. While evaluating solutions from service providers to decrease the water production, on November 12, 2008, there was a reported well-head blowout. Multiple service companies were mobilized on location to control the well and place a Blow Out Preventer on the casing head at the surface of the well. The Block 83 84 Project JV is in the process of working with the insurance provider to pay for all work done in controlling the well and also for all repair costs in order to replace all damaged equipment and to return the well to production. Due to the current condition of the well and the uncertainty regarding its production levels, its classification will remain as an unproven property.

Baker Ranch Block 80

On October 30, 2008, we entered into and closed the definitive documents for the transaction with Lakehills and a private equity drilling fund (the "Investor”). Pursuant to the terms of the Agreement, we, along with Lakehills, entered into drilling arrangements with the Investor whereby we and Lakehills granted the Investor an exclusive option to fund the drilling, re-entry and completion of certain wells located in the West Gomez field (Baker’s Ranch) located in Pecos County, Texas. According to the terms of the Agreement, the Investor acquired a 100% working interest in the wells. Upon tie-in of each well, the Investor will own a 95% working interest in such well and the Investor will grant to Lakehills a 5% working interest. The Investor’s working interest shall remain 95% until such time as the Investor has achieved a 12% internal rate of return from its investment (“IRR”) in the well. Thereafter, the Investor will grant to us a 5% working interest and the Investor’s working interest percentage will be reduced to 90% until such time as the Investor has achieved a 20% IRR from its investment in the Well Program. Thereafter, the Investor will grant to us an additional 10% working interest such that our working interest will be 15% and the Investor’s working interest will be reduced to 80% until such time as the Investor has achieved a 25% IRR from its investment in the Well Program. Thereafter, the Investor will grant to us an additional 6% working interest such that our interest in such Well will be 21% and the Investor’s working interest will be reduced to 74% accordingly. In all cases, Lakehills’ working interest will remain at 5%.

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

Principal Products

Petrochemicals: Through ESPPI, we are a custom formulator of specialty chemicals for the energy industry. ESPPI’s more specific mission is to provide applications of surface chemistry to service all facets of the fossil energy business via a high level of innovation. ESPPI is focusing its efforts on solving problems in a highly complex integration of processes to achieve the highest level of quality petroleum output. Listening to its customers with their changing demands and applying its skills as chemical formulators enables ESPPI to measure its success in this endeavor.

ESPPI acts as manufacturer, distributor and marketer of specialty chemicals. ESPPI supplies specialty chemicals for a variety of oil field applications including separating suspended water and other contaminants from crude oil, pumping enhancement, and cleaning, as well as a variety of fluids and additives used in the drilling and production process.

ESPPI currently offers production chemicals, drilling chemicals, waste remediation chemicals, cleaners and waste treatment chemicals:

  Surfactants that are highly effective in treating production and injection problems at the customer well-head.
  Well completion and work-over chemicals that maximize productivity from new and existing wells.
  Bactericides that kill water borne bacterial growth, thus preventing corrosion and plugging of the customer well-head and flowline.
  Scale compounds that prevent or treat scale deposits.
  Corrosion inhibitors, which are organic compounds that form a protective film on metal surfaces to insulate the metal from its corrosive environment.
  Antifoams that provide safe economic means of controlling foaming problems.
  ESPPI emulsion breakers, which are chemicals specially formulated for crude oils containing produced waters.
  Paraffin chemicals that inhibit and/or dissolve paraffin to prevent buildup. Their effectiveness is not diminished when used in conjunction with other chemicals.

  Water Clarifiers that solve any and all of the problems associated with purifying effluent water, improve appearance, efficiency and productivity.

Oil and Gas Exploration: We are also engaged in the business of exploring and, if warranted, developing commercial reserves of oil and gas. Since we are currently an exploration stage company, there is no assurance that commercially viable resources or reserves exist on any of our properties, and a great deal of further exploration will be required before a final evaluation as to the economic and legal feasibility for our future operation is determined. As of the date of this annual report, we have not discovered any economically viable resource or reserve on the properties owned by Aurora or Boreal, and there is no assurance that we will discover any. On August 16, 2008, the Sibley 84 #1 well of Block 83 84 Project JV entered production and began to sell natural gas. Due to the current condition of the well and the uncertainty regarding its production levels, its classification will remain as an unproven property.

Distribution Methods

ESP Petrochemicals, Inc.: ESPPI's goal is first, to solve the customer’s problem at the well and optimize drilling or production, and secondly, the sale of product. Typically, the ESPPI team may gather information at a well site and enter this data into the analytical system at the company’s labs in Lafayette, Louisiana. The system provides testing parameters and reproduces conditions at the wellhead. This allows the ESPPI chemist to design and test a new chemical blend in a very short time. In many cases, a new blend may be in service at the well in as little as 24 hours.

Once the chemical blend has been formulated and decided, the chemical is placed in service at the wellhead of the customer by delivering a storage tank, called a “day tank”, at the customer’s well-site location and filling the tank with the custom blended chemical. The tank is tied to a pressure pump that provides the pumping capacity to deliver the chemical into the wellhead for the customer.

This unique process shortens the chemical development time frame from what might have been as long as two months or more to a few days or hours. The exceptional service, response times and chemical products that the ESPPI team is able to provide its customers is a differentiating factor within the industry.

West Gomez Projects: The West Gomez field has all of the necessary infrastructure to gather and deliver oil and natural gas when and if any of the projects enter into production.

Chaco Basin Concessions: A new gas field discovery in Paraguay will require new infrastructure, such as gas processing plants, gas gathering pipelines, and construction of a connection into the existing pipeline system in Brazil and Argentina for international export. A new oil discovery will also require new infrastructure, such as oil tanks and pumps. Crude oil must be moved from the production site to refineries. These movements can be made using a number of different modes of transportation, including trucks and trains, and also via an oil pipeline, which would need to be constructed in Paraguay. We would not, on our own, be able to distribute any oil and gas we discover, from our operations in Paraguay. We would need to rely on third party contractors to distribute any such oil and gas or sell any such oil and gas to third parties at the point of production.

Competition

ESP Petrochemicals, Inc.: Currently, the market distribution is shared by very few large participants, namely, Baker Petrolite, Nalco, and Champion Technologies, Inc. There are several small to medium sized businesses that are regionally located. The area of biggest growth in the Specialty Chemical market is in the area of “Production Treatment Chemicals.” To be competitive in the industry, ESPPI will continually enhance and update its technology. ESPPI has allocated funds to research and development of new technologies to maintain the efficacy of its technology and its ability to compete so it can continue to grow its business.

ESPPI’s strategy for surpassing the competition is to provide better service and response time combined with superior chemical solutions that can be translated into savings for its customers. We believe that ESPPI is able to solve these problems due to the following competitive advantages:

*	Personalized service.
*	Expedited Field Analysis; and
*	Convenience and access to the best available market rates and products that it can produce and identify that are currently offered by its suppliers for its customers.

Additionally, new companies are constantly entering the market. This growth and fragmentation could also have a negative impact on ESPPI’s ability to obtain additional market share. Larger companies which have been engaged in this business for substantially longer periods of time may have access to greater financial and other resources. These companies may have greater success in recruiting and retaining qualified employees and in specialty chemical manufacturing and marketing, which may give them a competitive advantage.

Oil and Gas Exploration: The oil and gas industry is very competitive. We compete with numerous individuals and companies, including many major oil and gas companies, which have substantially greater technical, financial and operational resources and staffs. Accordingly, there is a high degree of competition for desirable oil and gas interests, suitable properties for drilling operations and necessary drilling equipment, as well as for access to funds. This competition could adversely impact our ability to finance property acquisitions and further exploration.

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

Government Approval and Regulation

We, together with ESPPI, are subject to federal, state and local environmental laws, rules, regulations, and ordinances, including those concerning emissions and discharges, and the generation, handling, storage, transportation, treatment, disposal and import and export of hazardous materials. We do not anticipate having to expend significant resources to comply with any governmental regulations applicable to our operations.

We, together with ESPPI, are required to obtain licenses and permits from various governmental authorities. We anticipate that we will be able to obtain all necessary licenses and permits to carry on the activities which we intend to conduct, and that we intend to comply in all material respects with the terms of such licenses and permits. However, there can be no guarantee that we will be able to obtain and maintain, at all times, all necessary licenses and permits required to undertake our proposed exploration and development or to place our properties into commercial production. In the event that we proceed with our operation without necessary licenses and permits, we may be subject to large fines and possibly even court orders and injunctions to cease operations.

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

We are also subject to the laws and regulations which are generally applicable to business operations, such as business licensing requirements, income taxes and payroll taxes

Costs and Effects of Compliance with Environmental Laws

Our specialty chemical business is subject to federal, state and local environmental laws, rules, regulations, and ordinances, including those concerning emissions and discharges, and the generation, handling, storage, transportation, treatment, disposal and import and export of hazardous materials (“Environmental Laws”). The operation of the Company's facilities and the distribution of chemical products entail risks under Environmental Laws, many of which provide for substantial remediation costs in the event of discharges of contaminants and fines and sanctions for violations. Violations of Environmental Laws could result in the imposition of substantial criminal fines and penalties against the Company and their officers and employees in certain circumstances. The costs associated with responding to civil or criminal matters can be substantial. Also, significant civil or criminal violations could adversely impact the Company's marketing ability in the region served by the Company. Compliance with existing and future Environmental Laws may require significant capital expenditures by the Company.

There can be no assurance that past or future operations will not result in the Company incurring material environmental liabilities and costs or that compliance with Environmental Laws will not require material capital expenditures by the Company, each of which could have a material adverse effect on the Company's results of operations and financial condition.

The Company knows of no existing contamination sites where the company supplies petrochemicals for their current customer locations. The title for the chemicals that ESP supplies to their customer base passes from ESP to the customer upon delivery of the chemical to the customer location. We have insurance that covers accidental spillage and cleanup at our blending location and for transportation to the customer location; however, the customer is responsible for the integrity of the chemical once the chemical blend is delivered to the receiving point of the customer.

The Company intends to conduct appropriate due diligence with respect to environmental matters in connection with future acquisitions, there can be no assurance that the Company will be able to identify or be indemnified for all potential environmental liabilities relating to any acquired business. Although the Company has obtained insurance and indemnities for certain contamination conditions, such insurance and indemnities are limited.

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

Number of Employees

We together with ESPPI, currently have seven employees, all of whom are full time. We expect to increase the number of employees as we implement our business objectives and expand our management team. None of our employees are represented by a labor union or covered by a collective bargaining agreement. The management of our company is comprised of a team of highly skilled and experienced professionals, and we focus on training and professional development for all levels of employees and on hiring additional experienced employees. We believe that our relations with our employees are good.

ITEM 1A. RISK FACTORS

The shares of our common stock are highly speculative in nature, involve a high degree of risk and should be purchased only by persons who can afford to lose the entire amount invested in the common stock. You should carefully consider the risks described below and the other information in this annual report before investing in our common stock. If any of the following risks actually occurs, our business, financial condition or operating results could be materially adversely affected. In such case, the trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.

RISKS RELATED TO OUR BUSINESS
We have had negative cash flows from operations.

To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred losses totaling $115,283 for the year ended December 31, 2008. As of December 31, 2008, we had a working capital deficit of $106,792. We do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that costs increase beyond our expectations, such as drilling and completion costs, or we encounter greater costs associated with general and administrative expenses or offering costs.

The occurrence of any of the aforementioned events could adversely affect our ability to meet our business plans. If adequate additional financing is not available on reasonable terms, we may not be able to fund our future operations and we would have to modify our business plans accordingly. There is no assurance that additional financing will be available to us.

We will depend almost exclusively on outside capital to pay for the continued exploration and development of our properties. Such outside capital may include the sale of additional stock and/or commercial borrowing. Capital may not continue to be available if necessary to meet these continuing development costs or, if the capital is available, that it will be on terms acceptable to us. Any future capital investments could dilute or otherwise materially and adversely affect the holdings or rights of our existing shareholders. In addition, new equity or convertible debt securities issued by us to obtain financing could have rights, preferences and privileges senior to our common stock. The issuance of additional equity securities by us would result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. We cannot give you any assurance that any additional financing will be available to us, or if available, will be on terms favorable to us.

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

From inception through to December 31, 2008, we have incurred aggregate losses of $530,020. Our net loss for the year ended December 31, 2008 was $115,283. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the general economic cycle, the market price of oil and gas and exploration and development costs. If we cannot generate positive cash flows in the future, or raise sufficient financing to continue our normal operations, then we may be forced to scale down or even close our operations.

Until such time as we generate revenues, we expect an increase in development costs and operating costs. Consequently, we expect to incur operating losses and negative cash flow until our properties enter commercial production.

We have a limited operating history upon which to base financial performance, making it difficult for prospective investors to assess the value of our stock, and if we are not successful in continuing to grow our business, then we may have to scale back our operations and may not be able to continue as a going concern.

We have limited history of revenues from operations. Our wholly owned petrochemicals business, ESP Petrochemicals, Inc., was formed in November 2006 and began operations in February 2007 and has limited operating history. Accordingly, our business has very limited operating results and therefore it is impossible for an investor to assess the performance of the company or to determine whether the company will ever become profitable. We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably.

Our company has a limited operating history and must be considered in the development stage. The success of our company is significantly dependent on a successful acquisition, drilling, completion and production program as well as the successful growth of our recently acquired petrochemicals business line. Our company’s operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We may be unable to locate recoverable reserves or operate on a profitable basis. We are in the development stage and potential investors should be aware of the difficulties normally encountered by enterprises in the development stage. If our business plan is not successful, and we are not able to operate profitably, we may not be able to continue as a going concern and investors may lose some or all of their investment in our company.

Due to the speculative nature of the exploration of oil and gas properties, there is substantial risk that aspect of our business will fail.

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

Our specialty chemical business will be dependent on the oil and gas industry which has historically been volatile and could negatively affect our results of operations.

Demand for our oil and gas field specialty chemical products and services depends in large part upon the level of exploration and production of oil and gas and the industry's willingness to spend capital on environmental and oil and gas field services, which in turn depends on oil and gas prices, expectations about future prices, the cost of exploring for, producing and delivering oil and gas, the discovery rate of new oil and gas reserves and the ability of oil and gas companies to raise capital. Domestic and international political, military, regulatory and economic conditions also affect the industry.

Prices for oil and gas historically have been volatile and have reacted to changes in the supply of and the demand for oil and natural gas, domestic and worldwide economic conditions and political instability in oil producing countries. No assurance can be given that current levels of oil and gas activities will be maintained or that demand for our services will reflect the level of such activities. Prices for oil and natural gas are expected to continue to be volatile and affect the demand for specialty chemical products and services such as ours. A material decline in oil or natural gas prices or activities could materially affect the demand for our products and services and, therefore, our financial condition.

Because of the early stage of development and the nature of our business, our securities are considered highly speculative.

Our securities must be considered highly speculative, generally because of the nature of our business and the early stage of its development. We are engaged in the supply of specialty chemicals to the petroleum industry. We are also engaged in the business of exploring and, if warranted, developing commercial reserves of oil and gas. Our properties are in the exploration stage only and are without known reserves of oil and gas. Accordingly, we have not generated any revenues from our oil and gas exploration properties nor have we realized a profit from our oil and gas exploration operations to date and there is little likelihood that we will generate any revenues or realize any profits from such operations in the short term. Any profitability in the future from our business will be dependent upon the successful growth of ESPPI’s petrochemicals business as well as locating and developing economic reserves of oil and gas, which itself is subject to numerous risk factors as set forth herein. Since have not generated any revenues from our oil and gas explorations and our petrochemical operations are in an early stage of development, we will have to raise additional monies through the sale of our equity securities or debt in order to continue business operations.

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

The potential costs of environmental compliance in our petrochemical business could have a material negative economic impact on our operations and financial condition.

Our specialty chemical business is subject to federal, state and local environmental laws, rules, regulations, and ordinances, including those concerning emissions and discharges, and the generation, handling, storage, transportation, treatment, disposal and import and export of hazardous materials (“Environmental Laws”). The operation of the Company's facilities and the distribution of chemical products entail risks under Environmental Laws, many of which provide for substantial remediation costs in the event of discharges of contaminants and fines and sanctions for violations. Violations of Environmental Laws could result in the imposition of substantial criminal fines and penalties against the Company and their officers and employees in certain circumstances. The costs associated with responding to civil or criminal matters can be substantial. Also, significant civil or criminal violations could adversely impact the Company's marketing ability in the region served by the Company. Compliance with existing and future Environmental Laws may require significant capital expenditures by the Company.

There can be no assurance that past or future operations will not result in the Company incurring material environmental liabilities and costs or that compliance with Environmental Laws will not require material capital expenditures by the Company, each of which could have a material adverse effect on the Company's results of operations and financial condition. The Company knows of no existing contamination sites where the company supplies petrochemicals for their current customer locations. The title for the chemicals that ESP supplies to their customer base passes from ESP to the customer upon delivery of the chemical to the customer location. We have insurance that covers accidental spillage and cleanup at our blending location and for transportation to the customer location; however, the customer is responsible for the integrity of the chemical once the chemical blend is delivered to the receiving point of the customer.

The Company intends to conduct appropriate due diligence with respect to environmental matters in connection with future acquisitions, there can be no assurance that the Company will be able to identify or be indemnified for all potential environmental liabilities relating to any acquired business. Although the Company has obtained insurance and indemnities for certain contamination conditions, such insurance and indemnities are limited.

Operating hazards in our petrochemical business could have a material adverse impact on our operations and financial condition.

Our specialty chemicals operations are subject to the numerous hazards associated with the handling, transportation, blending, storage, sale, ownership and other activities relating to chemicals. These hazards include, but are not limited to, storage tank or pipeline leaks and ruptures, explosions, fires, chemical spills, discharges or releases of toxic substances or gases, mechanical failures, transportation accidents, any of which could materially and adversely affect the Company. These hazards can cause personal injury and loss of life, severe damage to or destruction of property and equipment, environmental damage and may result in suspension of operations.

The Company will maintain insurance coverage in the amounts and against the risks it believes are in accordance with industry practice, but this insurance will not cover all types or amounts of liabilities. The Company currently has spillage, transportation, and handling insurance. No assurance can be given either that (i) this insurance will be adequate to cover all losses or liabilities the Company may incur in its operations or (ii) the Company will be able to maintain insurance of the types or at levels that are adequate or at reasonable rates.

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

We may be unable to retain key personnel and there is no guarantee that we could find a comparable replacement.

We may be unable to retain key employees or consultants or recruit additional qualified personnel. Our extremely limited personnel means that we would be required to spend significant sums of money to locate and train new employees in the event any of our employees resign or terminate their employment with us for any reason. Due to our limited operating history and financial resources, we are entirely dependent on the continued service of our President, David Dugas and our CEO, Chris Metcalf. Neither of these executives’ lives is insured for the benefit of the Company by key man life insurance. We may not have the financial resources to hire a replacement if we lost the services of Mr. Dugas or Mr. Metcalf. The loss of service of Mr. Dugas or Mr. Metcalf could therefore significantly and adversely affect our operations

The specialty chemicals business is highly competitive and the competition may adversely affect our results of operations.

Our business faces significant competition from major international producers as well as smaller regional competitors. Our most significant competitors include major chemicals and materials manufacturers and diversified companies, a number of which have revenues and capital resources far exceeding ours. Substitute products also exist for many of our products. Therefore, we face substantial risk that certain events, such as new product development by our competitors, changing customer needs, production advances for competing products, price changes in raw materials, could result in declining demand for our products as our customers switch to substitute products or undertake manufacturing of such products on their own. If we are unable to develop and produce or market our products to effectively compete against our competitors, our results of operations may materially suffer.

We are dependent on only a few major customers and the loss of any one of these customers could have a material adverse impact on our business.

ESPPI has a total of twenty seven customers, three of which are major customers that together account for 30% of accounts receivable at December 31, 2008 and 56% of the total revenues earned for the year ended December 31, 2008. The loss of one of our major customers would have a serious material negative economic impact on our company and our ability to continue. There is no guarantee that we could replace one of these customers and if we were able to replace them, there is no guarantee that the revenues would be equal.

Need for additional employees

The Company’s future success also depends upon its continuing ability to attract and retain highly qualified personnel. Expansion of the Company’s business and the management and operation of the Company will require additional managers and employees with industry experience, and the success of the Company will be highly dependent on the Company’s ability to attract and retain skilled management personnel and other employees. Competition for such personnel is intense. There can be no assurance that the Company will be able to attract or retain highly qualified personnel.

Competition for skilled personnel in the oil and gas industry is significant. This competition may make it more difficult and expensive to attract, hire and retain qualified managers and employees. The Company’s inability to attract skilled management personnel and other employees as needed could have a material adverse effect on the Company’s business, operating results and financial condition. The Company’s arrangement with its current employees is at will, meaning its employees may voluntarily terminate their employment at any time. The Company anticipates that the use of stock options, restricted stock grants, stock appreciation rights, and phantom stock awards will be valuable in attracting and retaining qualified personnel. However, the effects of such plan cannot be certain.

We may never pay any dividends to shareholders.

We have never declared or paid any cash dividends or distributions on our capital stock. We currently intend to retain our future earnings, if any, to support operations and to finance expansion and therefore we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the board of directors considers relevant. There is no assurance that future dividends will be paid, and, if dividends are paid, there is no assurance with respect to the amount of any such dividend.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

There are no unresolved staff comments.

ITEM 2. PROPERTIES

We own no real property and currently lease our office space. Our principal executive offices are located at 1255 Lions Club Road, Scott, LA 70583. Our telephone number is (337) 706-7056.

In March 2008, the Company entered into a five-year lease requiring monthly payments of $8,750. The Company has the option to renew the lease for a subsequent five-year term with monthly rent of $9,500. The Company also has the option to buy the facilities during the second year of the lease for the consideration of $900,000. If the Company elects not to purchase the building during the second year of the lease, it has the option to purchase the building during the remainder of the initial term of the lease for an increased amount.

The landlord has agreed to construct a laboratory building on the premises and a tank filling area and the Company has agreed to pay the landlord an additional $20,000 at the end of the initial five year lease period if it does not renew the lease for the second five year term. The Company will amortize the additional costs over the initial period of the lease.

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

ITEM 3. LEGAL PROCEEDINGS

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common shares were approved for quotation on the OTC Bulletin Board on April 16, 2007, and are currently quoted for trading under the symbol “ESPI”. The following quotations obtained from the OTC Bulletin Board reflect the high and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission an may not represent actual transactions. The high and low bid prices of our common stock for the periods indicated below are as follows:

	OTC Bulletin Board(1)
Quarter Ended	High	Low
December 31, 2008	$0.17	$0.03
September 30, 2008	$0.48	$0.12
June 30, 2008	$0.77	$0.35
March 31, 2008	$1.55	$0.40
December 31, 2007 (2)	$1.99	$1.05
September 30, 2007	N/A	N/A
June 30, 2007	N/A	N/A
March 31, 2007	N/A	N/A

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

On April 3, 2009, the shareholders’ list of our common shares showed 14 registered shareholders and 22,859,689 shares outstanding.

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

Recent Sales of Unregistered Securities incurred by Pantera prior to the merger and change of control with ESP Resources

(All share amounts, number of shares and per share amounts in this section are pre-split)

On February 25, 2008, we entered into a subscription agreement with Trius Energy, LLC, of which Scott Tyson is a significant shareholder, whereby we agreed to issue 1,200,000 shares of our common stock for aggregate proceeds of $720,000.

On April 3, 2008, we entered into a subscription agreement with one accredited investor, whereby we agreed to issue 1,111,111 units for gross proceeds of $500,000, pursuant to a private placement subscription agreement. Each unit is comprised of one common share and one common share purchase warrant. Each warrant entitles the holder thereof to purchase an additional common share at $0.75 per share up to April 3, 2009 and at $1.00 per share from April 4, 2009 to April 3, 2010. The units were issued relying on Section 4(2) and/or Rule 506 of Regulation D of the Securities Act of 1933.

Between August 11 and August 18, 2008, the Company completed three private placements for a total of 1,750,000 units at $0.20 per unit for gross proceeds of $350,000. Each unit is comprised of one common share in the capital of the Company and oil and gas net revenue interests in the Baker 80 lease (the “Property”) as follows:

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Other than as set out below, we did not purchase any of our shares of common stock or other securities during our fiscal year ended December 31, 2008.

In connection with Peter Hughes’ resignation as the secretary and a director of our company, on February 26, 2008, we entered into a return to treasury agreement with Peter Hughes, whereby Mr. Hughes agreed to return 27,000,000 shares of our common stock which he held to the treasury of our company for the sole purpose of our company retiring such shares.

ITEM 6. SELECTED FINANCIAL DATA

The following financial data is derived from, and should be read in conjunction with, the “Financial Statements” and notes thereto. Information concerning significant trends in the financial condition and results of operations is contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Selected Historical Data

	December 31,
	2008	2007
Total Assets	$2,507,099	$813,491
Total Liabilities	$1,448,780	$1,226,228
Total Stockholders' Equity (Deficit)	$1,058,319	$(412,737)
Net Working Capital (Deficit)	$(106,792)	$121,696
Revenues	$1,977,861	$697,122
Operating Expenses	$2,020,198	$1,073,882
Net Loss	$(115,283)	$(412,312)

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Notice Regarding Forward Looking Statements

The information contained in Item 7 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this report. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. This filing contains a number of forward-looking statements which reflect management’s current views and expectations with respect to our business, strategies, products, future results and events, and financial performance. All statements made in this filing other than statements of historical fact, including statements addressing operating performance, events, or developments which management expects or anticipates will or may occur in the future, including statements related to distributor channels, volume growth, revenues, profitability, new products, adequacy of funds from operations, statements expressing general optimism about future operating results, and non-historical information, are forward looking statements. In particular, the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “may,” variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements, and their absence does not mean that the statement is not forward-looking. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below. Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated, or implied by these forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances.

Readers should not place undue reliance on these forward-looking statements, which are based on management’s current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below), and apply only as of the date of this filing. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors which could cause or contribute to such differences include, but are not limited to, the risks to be discussed in our Annual Report on form 10-K and in the press releases and other communications to shareholders issued by us from time to time which attempt to advise interested parties of the risks and factors which may affect our business. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Use of Generally Accepted Accounting Principles (“GAAP”) Financial Measures

We use GAAP financial measures in the section of this report captioned "Management’s Discussion and Analysis or Plan of Operation" (“MD&A”). All of the GAAP financial measures used by us in this report relate to the inclusion of financial information. This discussion and analysis should be read in conjunction with our financial statements and the notes thereto included elsewhere in this annual report. All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise. Please see our “Risk Factors” for a list of our risk factors.

Overview

This subsection of MD&A provides an overview of the important factors that management focuses on in evaluating our businesses, financial condition and operating performance, our overall business strategy and our earnings for the periods covered.

Result of Operations

Year ended December 31, 2008 as Compared to Year ended December 31, 2007

The following table summarizes the results of our operations during year ended December 31, 2008 and 2007, and provides information regarding the dollar and percentage increase or (decrease) from the year ended December 31, 2008 to the year ended December 31, 2007.

	Year Ended December 31,		Increase	% Increase
	2008	2007	(Decrease)	(Decrease)

Revenue	$1,977,861	$697,122	$1,280,739	184%
Cost of Goods Sold	1,223,356	644,985	578,371	90%
Gross Profit	754,505	52,137	702,368	1,347%
Total General and
Administrative Expenses	802,501	428,897	373,446	87%
Loss from Operation	(42,337)	(377,189)	(334,852)	(89)%
Total Other Income
(expense)	(72,946)	(35,552)	5,877	17%
Net loss	$(115,283)	$(412,312)	(297,029)	(72)%

Revenues

     Sales revenue increased from $697,122 for the year ended December 31, 2007 to $1,977,861 for the same period of 2008, an increase of $1,280,739. The increase was due to several factors. We commenced operations of ESPPI during the second quarter of 2007;therefore, we did not have a full year of operations in ESPPI in 2007. The customer base of ESPPI expanded during 2008 due to increased sales coverage in the Southern Louisiana and East Texas regions. ESPPI increased sales volume to several of our existing customers through supply of additional petrochemical products at the customer wellsites in 2008..

Cost of goods sold and gross profit

     Cost of goods sold for the year ended December 31, 2008 was $1,223,356, an increase of $578,371 or 90% compared to $644,985 over the same period in 2007. The increase in cost of goods sold for the year ended December 31, 2008 as compared to that of 2007 was a result of the increased sales revenue for 2008 and the fact that ESPPI did not commence operations until the second quarter of 2007.

     Our gross profit increased $702,368, or 1,347%, to $754,505 for theyear ended December 31, 2008 from $52,137 during the same period in 2007. Gross profit as a percentage of revenue was 38% for the year ended December 31, 2008, an increase of 31% from 7% during the same period in 2007. Such increase was mainly contributed by economies of increased purchases of raw materials on a per unit basis used in our blending operations and a greater efficiency in the service of our company delivery team resulting in a reduction in our service delivery cost.

General and Administrative

     General and administrative expenses increased from $428,897 in the year ended December 31, 2007 to $802,501 in the same period of 2008, representing an increase of $373,446 or 87%. The increase in general and administrative expenses in the year ended December 31, 2008 compared to that of 2007 was primarily due to the increase in staff , an increase in facility rental cost as ESPPI moved into a larger rental facility in 2008 to accommodate the increase in sales and staff, an increase in travel costs associated with expansion of our customer base and direct sales efforts and the fact that ESPPI did not commence operations until the second quarter of 2007.

Net loss

     Net loss for the year ended December 31, 2008 was $(115,283), representing a decrease of $297,029 compared to a loss of $(412,312) for the same period in 2007. The decrease in the net loss was mainly due to the increase in revenue and improved gross profit as a percentage of revenue.

Liquidity and Capital Resources

Cash

     As of December 31, 2008, the Company had $27,367 of cash and cash equivalents as compared to $132,823 as of December 31, 2007.

Cash Flow

	Year Ended December 31,
	2008	2007
Net cash used in operating activities	$(233,829)	$(407,114)
Net cash used in investing activities	$(4,626)	$(25,378)
Net cash provided by financing activities	$132,999	$565,211
Net increase (decrease) in cash	$(105,456)	$132,721

     Cash outflows from operations during the year ended December 31, 2008 amounted to $233,829 as compared to net cash outflows from operations of $407,114 in the same period of 2007. The decrease in cash outflow was due primarily to the decrease in net loss and increase in accounts payable.

     Our cash outflows used in investing activities during the year ended December 31, 2008 amounted to $4,626 as compared to $25,378 in the same period of 2007. Cash outflows for the change in restricted cash decreased from $17,855 for the year ended December 31, 2008 to $5,221 for the same period of 2007. In addition, cash received from mergers increased from $7,924 in 2007 to $13,260 in 2008.

     Our cash inflows from financing activities amounted to $132,999 in the year ended December 31, 2008 as compared to $565,211 in the same period of 2007. During the year ended December 31, 2007, we received a loan from an investor in the amount of $700,000.

Working Capital

     As of December 31, 2008, the working capital of the Company was a deficit of $106,792. We will require additional funds to implement our growth strategy. To date, we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We expect this situation to continue for the foreseeable future. We anticipate that we will have negative cash flows during the next twelve months. Funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is still no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable.

     On October 10, 2008 we terminated the equity financing agreement dated February 12, 2008 between our company and FTS Financial Investments Ltd. Both the termination and the original agreement occurred prior to our reverse merger with ESP Resources, Inc., a Delaware corporation, and, therefore, the FTS equity financing agreement and termination is not reflected in our financial statements. We terminated the agreement upon receipt of notice from FTS Financial Investments informing our company that FTS Financial Investments would be unable to comply with our drawdown notice dated September 26, 2008, delivered pursuant to the terms of the agreement, due to the downturn in the financial markets. Pursuant to Section 7.01 of the agreement, our company could terminate the agreement at any time. As at December 31, 2008, no shares were issued under the February 12, 2008 equity financing agreement

Cash Requirements

     Our plan of operations for the next 12 months involves the exploration of our oil and gas investments, the growth of our petrochemical business through the expansion of regional sales, and the research and development of new chemical and analytical services in areas of waste remediation, water treatment and specialty biodegradable cleaning compounds. As of December 31, 2008, our company had cash of $27,367 and a working capital deficit of $106,792.

     We estimate that our general operating expenses for the next twelve month period to include at least $3,000,000for exploration expenses and $420,000 for professional fees and general and administrative expenses for a total estimated funding of at least $3,420,000. Estimated operating expenses include provisions for consulting fees, salaries, travel, telephone, office rent, and ongoing legal, accounting, and audit expenses to comply with our reporting responsibilities as a public company under the United States Exchange Act of 1934, as amended.

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

     We incurred a net loss of $115,283 for the year ended December 31, 2008. As indicated above, we anticipate that our projected operating expenses for the next twelve months will be $3,420,000. We will be required to raise additional funds through the issuance of equity securities or through debt financing in order to carry-out our plan of operations for the next twelve month period. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates.

Given that we have had limited revenues to date, our cash requirements are subject to numerous contingencies and risk factors beyond our control, including operation and acquisition risks, competition from well-funded competitors, and our ability to manage growth. We can offer no assurance that our company will generate cash flow sufficient to achieve profitable operations or that our expenses will not exceed our projections. If our expenses exceed estimates, we will require additional monies during the next twelve months to execute our business plan.

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

Going Concern

Due to our net losses, negative cash flow and negative working capital, in their report on our audited financial statements for the year ended December 31, 2008, our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.

We have historically incurred losses, and through December 31, 2008 have incurred losses of $(530,020) since our inception. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, public offerings, bank financing and/or advances from related parties or shareholder loans.

Our investments in Aurora Petroleos SA, Boreal Petroleos SA, our joint venture with Trius Energy, LLC are dependent on the efforts of others for the development of well sites and the generation of cash flow. There is not guaranty that those investments will not suffer material setbacks or will ever become productive. For example, the Block 83 84 Project JV that is under the joint venture with Trius Energy, LLC experienced a well-head blowout on November 12, 2008, which has delayed the development of that well. If the parties responsible for the development of such projects are unsuccessful in the development of those properties, the Company will lose its investments in those projects

The continuation of our business is dependent upon obtaining further financing and achieving a break even or profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current or future stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

Subsequent Events

On January 27, 2009, subsequent to the date of this report, we effected a one (1) for twenty (20) reverse stock split of the common stock of the Company and received a new ticker symbol. The name change and reverse stock split became effective with the OTC Bulletin Board at the opening of trading on January 27, 2009 under the new symbol “ESPI”. Our new CUSIP number is 26913L104. The Company plans to file an 8K/A shortly with a more in-depth description of the combined company.

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

Inventory

Inventory represents raw and blended chemicals and other items valued at the lower of cost or market with cost determined using the first-in first-out method, and with market defined as the lower of replacement cost or realizable value.

Property and equipment

Property and equipment of the Company is stated at cost. Expenditures for property and equipment which substantially increase the useful lives of existing assets are capitalized at cost and depreciated. Routine expenditures for repairs and maintenance are expensed as incurred.

Depreciation is provided principally on the straight-line method over the estimated useful lives ranging from five to seven years for financial reporting purposes.

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

Changes in the liability for an asset retirement obligation due to the passage of time will be measured by applying an interest method of allocation. The amount will be recognized as an increase in the liability and an accretion expense in the statement of operations. Changes resulting from revisions to the timing or the amount of the original estimate of undiscounted cash flows are recognized as an increase or a decrease in the carrying amount of the liability for an asset retirement obligation and the related asset retirement cost capitalized as part of the carrying amount of the related long-lived asset. At December 31, 2008, our company had no asset retirement obligations as we recently entered into a new development stage.

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

As at December 31, 2008, we have not incurred any environmental expenditures.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The Company adopted SFAS No. 157 as of January 1, 2008. The adoption of this Statement had no impact on its financial position or results of operations.

On February 15, 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Company adopted SFAS No. 159 as of January 1, 2008. The adoption of this Statement had no impact on its financial position or results of operations.

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment ofARB No. 51 ". This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent's ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15,2008. Early adoption is prohibited. The adoption ofthis statement is not expected to have a material effect on the Company's financial statements.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment ofFASB Statement No. 133" (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity's derivative instruments and hedging activities and their effects on the entity's financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) as well as related hedged items, bifurcated derivatives, and non-derivative instruments that are designated and qualify as hedging instruments.

Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We are currently evaluating the· disclosure implications of this statement.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) replaces SFAS No. 141, “Business Combinations”, however it retains the fundamental requirements that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141(R) requires an acquirer to recognize the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, be measured at their fair values as of that date, with specified limited exceptions. Changes subsequent to that date are to be recognized in earnings, not goodwill. Additionally, SFAS No. 141 (R) requires costs incurred in connection with an acquisition be expensed as incurred. Restructuring costs, if any, are to be recognized separately from the acquisition. The acquirer in a business combination achieved in stages must also recognize the identifiable assets and liabilities, as well as the noncontrolling interests in the acquiree, at the full amounts of their fair values. SFAS No. 141(R) is effective for business combinations occurring in fiscal years beginning on or after December 15, 2008. The Company will apply the requirements of SFAS No. 141(R) upon its adoption on January 1, 2009 and is currently evaluating whether SFAS No. 141(R) will have an impact on its financial position and results of operations.

In May 2008, the FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60." Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. This results in inconsistencies in the recognition and measurement of claim liabilities. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15,2008, and interim periods within those fiscal years. The adoption of FASB 163 is not expected to have a material impact on the Company's financial position.

ITEM 7A. QUANTITATIVE AND QUALITIATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company, as defined by Rule 229.10(f)(1) and are not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that the audited financial statements for the fiscal years ended December 31, 2008 and 2007 include all adjustments necessary in order to ensure that the audited financial statements are not misleading.

The following financial statements are filed as part of this annual report:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
ESP Resources, Inc.
Scott, Louisiana

We have audited the accompanying consolidated balance sheet of ESP Resources, Inc. (“the Company”) as of December 31, 2008, and the consolidated statements of operations, stockholders’ deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, The Company has incurred losses through December 31, 2008 and at December 31, 2008 had negative working capital. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 2. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/Malone & Bailey, PC
www.malone-bailey.com
Houston, Texas
April 15, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
ESP Resources, Inc.

We have audited the accompanying consolidated balance sheet of ESP Resources, Inc. and Subsidiary (the “Company”) as of December 31, 2007, and the related consolidated statement of operations, changes in stockholders’ deficit and cash flow for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of ESP Resources, Inc. as of December 31, 2007 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the consolidated financial statements, the Company has a net loss of $412,312, a negative cash flow from operations of $407,112, a working capital deficiency of $121,696 and a stockholders' deficiency of $412,737. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEBB & COMPANY, P.A.
Certified Public Accountants
Boynton Beach, Florida
April 7, 2009

ESP Resources, Inc.
Consolidated Balance Sheets
December 31, 2008

ASSETS
	2008	2007
CURRENT ASSETS
Cash and cash equivalents	$27,367	$132,823
Accounts receivable, net	450,882	185,804
Inventories, net	221,575	147,015
Prepaid expenses and other current assets	101,904	5,224

Total current assets	801,728	470,866

Property and equipment, net	285,293	301,267
Oil and gas properties, unproven	1,067,381	-
Note receivable, net of allowance of $402,000 and $-, respectively	278,371	-
Other assets	74,326	41,358

TOTAL ASSETS	$2,507,099	$813,491

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$279,522	$112,749
Factoring payable	226,868	165,146
Accrued expenses	106,446	13,447
Due to related parties	76,100	100
Current maturities of long-term debt	219,584	57,728

Total current liabilities	908,520	349,170

Loan from investor	100,000	700,000
Long-term debt (less current maturities)	367,431	177,058
Capital lease obligations	35,829	-
Deferred lease cost	37,000	-

Total liabilities	1,448,780	1,226,228

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock - $0.001 par value; 1,200,000,000 shares authorized,
19,206,429 and 14,634,146 shares issued and outstanding,
respectively	19,206	14,634
Additional paid-in capital	1,570,133	(11,634)
Subscription receivable	(1,000)	(1,000)
Accumulated deficit	(530,020)	(414,737)
Total stockholders' equity (deficit)	1,058,319	(412,737)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$2,507,099	$813,491

The accompanying notes are an integral part of these consolidated financial statements.

ESP Resources, Inc.
Consolidated Statements of Operations
For the Years Ended December 31, 2008 and 2007

	For the year ended December 31,
	2008	2007

SALES, NET	$1,977,861	$697,122
COST OF GOODS SOLD	1,223,356	644,985

GROSS PROFIT	754,505	52,137

General and administrative	802,501	428,897
Depreciation	25,858	-
Loss (gain) on sale of assets	(31,517)	429

LOSS FROM OPERATIONS	(42,337)	(377,189)

OTHER INCOME (EXPENSES)
Interest Expense	(14,985)	(4,920)
Factoring Fees	(57,038)	(29,979)
Interest Income	433	37
Other expense	(1,356)	(261)
Total Other Income (Expenses)	(72,946)	(35,123)

NET LOSS	$(115,283)	$(412,312)

NET LOSS PER SHARE – Basic and diluted	$(0.01)	$(0.03)

WEIGHTED AVERAGE SHARES OUTSTANDING -
Basic and diluted	14,792,007	12,859,338

The accompanying notes are an integral part of these consolidated financial statements.

ESP Resources, Inc.
Statement of Stockholders’ Equity (Deficit)
For the Years Ended December 31, 2008 and 2007

			Additional
	Common Stock		Paid-in	Subscription	Accumulated
	Number *	Par Value	Capital	Receivable	Deficit	Total
Balance, January 1, 2007	10,731,707	$10,732	$(8,732)	$-	$(2,425)	$(425)

Acquisition of ESP Petrochemicals	3,902,439	3,902	(2,902)	(1,000)	-	-
Net loss for the period	-	-	-	-	(412,312)	(412,312)

Balance, December 31, 2007	14,634,146	14,634	(11,634)	(1,000)	(414,737)	(412,737)

Forgiveness of note payable to related
party	-	-	685,000	-	-	685,000
Shares retained by Pantera
shareholders in reverse merger	4,572,283	4,572	896,767	-	-	901,339
Net loss for period	-	-	-		(115,283)	(115,283)

Balance, December 31, 2008	19,206,429	$19,206	$1,570,133	$(1,000)	$(530,020)	$1,058,319

*	The common stock issued has been retroactively restated to reflect the one for twenty reverse stock split which was effective January 27, 2009.

The accompanying notes are an integral part of these consolidated financial statements.

ESP Resources, Inc.
Consolidated Statements of Cash Flow
For the Years Ended December 31, 2008 and 2007

	Year ended December 31,
	2008	2007
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(115,283)	$(412,312)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation	78,715	39,208
Allowance for uncollectible accounts	-	65,243
Loss on disposal of fixed assets	31,517	429
Write off of related party receivable	(30,000)	-
Change in operating assets and liabilities:
Accounts receivable	(265,445)	80,856
Inventory	(74,560)	(96,896)
Prepaid expenses	(79,068)	7,946
Other assets	(5,747)	-
Accounts payable	125,329	(68,682)
Accrued expenses	84,068	(22,906)
Accrued expenses – related parties	16,646	-
Net cash used in operating activities	(233,829)	(407,114)

CASH FLOW FROM INVESTING ACTIVITIES
Cash received from merger, net	13,260	7,924
Restricted cash	(5,221)	(17,855)
Purchase of property and equipment	(12,665)	(15,447)
Net cash used in investing activities	(4,626)	(25,378)

CASH FLOW FROM FINANCING ACTIVITIES
Bank overdraft	-	(9,048)
Proceeds from issuance of common stock	-	2,000
Net borrowing on factoring line of credit	61,722	-
Borrowing on notes payable	76,432	-
Repayment of notes payable	(90,155)	(93,699)
Loan from investor	85,000	700,000
Loan payable – related party	-	(34,042)
Net cash provided by financing activities	132,999	565,211

Net increase (decrease) in cash during the period	(105,456)	132,721
Cash, beginning of the period	132,823	100

Cash, end of the period	$27,367	$132,821

Non-cash investing and financing transactions:
Shares issued for assets in reverse merger	$901,339	$-
Forgiveness of debt to related party	$685,000	$-
Leasehold improvements	$40,000	$-
Lease of equipment	$41,591	$-

The accompanying notes are an integral part of these consolidated financial statements.

ESP Resources, Inc.
Notes to Consolidated Financial Statements
December 31, 2008

Note 1 – Basis of Presentation, Nature of Operations and Significant Accounting Policies

Basis of Presentation

ESP Resources, Inc. (“ESP Nevada”, and collectively with its subsidiaries, the “Company”) (formerly Pantera Petroleum, Inc.) was incorporated in Nevada on October 27, 2004. The accompanying consolidated financial statements include the accounts of ESP Resources, Inc. and its wholly owned subsidiaries, ESP Petrochemicals, Inc. and ESP Resources, Inc. (“ESP Delaware”). All significant inter-company balances and transactions have been eliminated in the consolidation. The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America.

Nature of the Business

The Company’s current business is the acquisition and exploration of oil and gas properties in North and South America. ESP Delaware, which was incorporated in Delaware in November, 2006, was formed as a holding company for ESP Petrochemicals, Inc. On June 15, 2007, ESP Delaware acquired all of the stock of ESP Petrochemicals Inc. ESP Petrochemicals Inc was incorporated in Louisiana on November 7, 2006 and sells and blends chemicals for use in the oil and gas industry to customers primarily located in the Gulf of Mexico and Gulf States region.

Reverse Merger

On December 29, 2008, the Company closed an Agreement for Share Exchange with ESP Delaware and ESP Enterprises, Inc. (“Enterprises”), a Colorado corporation and the sole shareholder of ESP Delaware (“Enterprises”) whereby the Company acquired 100% ownership of ESP Delaware in exchange for 14,634,146 shares of common stock of the Company which represented approximately 76% of the Company. Immediately prior to the share exchange, the Company had 4,572,283 shares issued and outstanding.

Due to the change in control of the Company this transaction was accounted for as a reverse merger in accordance with SFAS No. 141 whereby ESP Delaware was considered the accounting acquirer. Prior to this acquisition, the Company did not meet the definition of a business under GAAP and therefore recapitalization accounting was followed. The net assets of ESP Nevada were recorded at fair value on the date of acquisition, which approximated their carrying value. The go-forward financial statements presented herein are those of ESP Delaware. The results of operations of ESP Nevada are included from the date of the acquisition forward. Net assets acquired were as follows:

Cash	$13,260
Notes receivable	278,004
Property and equipment	2,536
Unproven Oil & Gas properties	1,067,382
Prepaid expenses	16,102
Deposit	1,510
Related party debt	(67,354)
Liabilities assumed	(49,911)
Notes payable, net	(360,190)
Net assets acquired	$901,339

The statements at December 31, 2008 include ESP Nevada, ESP Delaware and ESP Petrochemicals Inc. All significant inter-company balances and transactions have been eliminated in the consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at December 31, 2008 or 2007.

Accounts Receivable and Allowance for Doubtful Accounts

The Company generally does not require collateral, and the majority of its trade receivables are unsecured. The carrying amount for accounts receivable approximates fair value.

Accounts receivable consisted of the following as of December 31, 2008 and 2007:

	2008	2007
Trade receivables	$450,882	$185,804
Receivable – Peak	-	65,243
Less: Allowance for doubtful accounts	-	(65,243)
Net accounts receivable	$450,882	$185,804

Accounts receivable are periodically evaluated for collectability based on past credit history with clients. Provisions for losses on accounts receivable are determined on the basis of loss experience, known and inherent risk in the account balance and current economic conditions. For the years ended December 31, 2008 and 2007, the Company recorded a provision for doubtful accounts of $- and $65,243, respectively.

Inventory

Inventory represents raw and blended chemicals and other items valued at the lower of cost or market with cost determined using the first-in first-out method, and with market defined as the lower of replacement cost or realizable value.

As of December 31, 2008 and 2007, inventory consisted of the following:

	2008	2007
Raw materials	$178,828	$111,157
Finished goods	42,747	35,858
Total inventory	$221,575	$147,015

Investments

Investments in companies and joint ventures where no significant influence exists are carried at the lower of cost or fair value. The investments are assessed for impairment when it appears the amount may not be recovered.

Property and equipment

Property and equipment of the Company is stated at cost. Expenditures for property and equipment which substantially increase the useful lives of existing assets are capitalized at cost and depreciated. Routine expenditures for repairs and maintenance are expensed as incurred.

Depreciation is provided principally on the straight-line method over the estimated useful lives ranging from five to seven years for financial reporting purposes.

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

If capitalized costs, less related accumulated amortization and deferred income taxes, exceed the “full cost ceiling” the excess is expensed in the period when such excess occurs. The “full cost ceiling” is determined based on the present value of estimated future net revenues attributed to proved reserves, using current prices less estimated future expenditures plus the lower of cost and fair value of unproven properties within the cost center.

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

Changes in the liability for an asset retirement obligation due to the passage of time will be measured by applying an interest method of allocation. The amount will be recognized as an increase in the liability and an accretion expense in the statement of operations. Changes resulting from revisions to the timing or the amount of the original estimate of undiscounted cash flows are recognized as an increase or a decrease in the carrying amount of the liability for an asset retirement obligation and the related asset retirement cost capitalized as part of the carrying amount of the related long-lived asset. At December 31, 2008, no asset retirement obligation was required to be recorded.

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

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN 48”). The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The Company adopted this interpretation effective January 1, 2007. The adoption of FIN 48 did not have a material impact on the Company’s financial position, results of operations or cash flows.

Concentrations

The Company has two major customers that together account for 30% of accounts receivable at December 31, 2008 and two major customers that together account for 56% of the total revenues earned for the year ended December 31, 2008.

	Accounts
	receivable	Revenue
Customer A	14%	39%
Customer B	16%	17%

	30%	56%

The Company has two vendors that accounted for 71% of purchases (Vendor A: 48%; Vendor B: 23%) for the year ended December 31, 2008.

The company has four major customers that together account for 83% of accounts receivable at December 31, 2007 and three major customers that together account for 70% of the total revenues earned for the year then ended, as follows:

	Accounts
	Receivable	Revenue
CustomerA	28%	19%
CustomerB	22%
CustomerC	18%
CustomerD	15%	40%
CustomerE		11%
	83%	70%

The Company has three vendors that together accounted for 77% of purchases (Vendor A: 44%; Vendor B: 18%; Vendor C: 15%) for the year ended December 31, 2007.

The Company places its cash and cash equivalents with financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000. From time to time, the Company’s cash balances exceeded FDIC insured limits. In October 2008, the Federal government temporarily increased the FDIC insured limits up to a maximum of $250,000 per depositor until December 31, 2009, after which time the insured limits will return to $100,000. The Company mitigates this concentration of credit risk by monitoring the credit worthiness of financial institutions and its customers. The Company had no uninsured cash balances at December 31, 2008. At December 31, 2007, the Company had $17,309 of uninsured cash balances.

Revenue and Cost Recognition

The Company recognizes revenue from the sale of petrochemicals at the time title to the products transfers, the amount is fixed and determinable, evidence of an agreement exists and the customer bears the risk of loss. Amounts billed to customers in sales transactions related to shipping and handling represent revenues earned for the goods provided and are included in sales. Costs of shipping and handling are included in the cost of goods sold.

Advertising

Advertising costs are charged to operations when incurred. Advertising expense for the years ended December 31, 2008 and 2007 was $1,117 and $196, respectively.

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

Business Segments

The Company operates on one segment and therefore segment information is not presented.

Fair Value of Financial Instruments

The carrying amounts of the company’s financial instruments including accounts payable, accrued expenses, and notes payable approximate fair value due to the relative short period for maturity these instruments.

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

As of December 31, 2008, there have been no environmental expenses incurred by the Company.

New Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The Company adopted SFAS No. 157 as of January 1, 2008. The adoption of this Statement had no impact on its financial position or results of operations.

On February 15, 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Company adopted SFAS No. 159 as of January 1, 2008. The adoption of this Statement had no impact on its financial position or results of operations.

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment ofARB No. 51 ". This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent's ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15,2008. Early adoption is prohibited. The adoption ofthis statement is not expected to have a material effect on the Company's financial statements.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment ofFASB Statement No. 133" (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity's derivative instruments and hedging activities and their effects on the entity's financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) as well as related hedged items, bifurcated derivatives, and non-derivative instruments that are designated and qualify as hedging instruments.

Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We are currently evaluating the· disclosure implications of this statement.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) replaces SFAS No. 141, “Business Combinations”, however it retains the fundamental requirements that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141(R) requires an acquirer to recognize the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, be measured at their fair values as of that date, with specified limited exceptions. Changes subsequent to that date are to be recognized in earnings, not goodwill. Additionally, SFAS No. 141 (R) requires costs incurred in connection with an acquisition be expensed as incurred. Restructuring costs, if any, are to be recognized separately from the acquisition. The acquirer in a business combination achieved in stages must also recognize the identifiable assets and liabilities, as well as the noncontrolling interests in the acquiree, at the full amounts of their fair values. SFAS No. 141(R) is effective for business combinations occurring in fiscal years beginning on or after December 15, 2008. The Company will apply the requirements of SFAS No. 141(R) upon its adoption on January 1, 2009 and is currently evaluating whether SFAS No. 141(R) will have an impact on its financial position and results of operations.

In May 2008, the FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60." Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. This results in inconsistencies in the recognition and measurement of claim liabilities. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15,2008, and interim periods within those fiscal years. The adoption of FASB 163 is not expected to have a material impact on the Company's financial position.

Note 2 – Going Concern

The Company has net losses for the years ended December 31, 2008 and 2007 as well as negative cash flows and negative working capital.

These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company's ability to continue operations will likely require additional capital. The condition raises substantial doubt about the Company to continue as a going concern. We expect cash flows from operating activities to improve, primarily as a result of an increase in revenue, although there can be no assurance thereof. The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans.

Note 3 – Factoring Payable

On February 2, 2007, the Company entered into a combined account factoring and security agreement with Midsouth Bank, which was renewed on June 20, 2008 and expires April 30, 2009. The Company may obtain advances up to 87 percent of eligible accounts receivable, subject to a three percent factoring fee, and ten percent held in a reserve account, which is released to the Company upon payment of the receivable. The factoring agreement is subject to a revolving line of credit master note, which limits borrowing to $250,000. The line of credit is payable upon demand, or if no demand is paid, with monthly payments of interest at 15%. All outstanding principle plus accrued unpaid interest is due on June 30, 2009. The payment terms of the line of credit will not be enforced while the factoring agreement is in effect. The line of credit is secured by all inventory, accounts, and equipment of the Company and a commercial guarantee of a Company stockholder. The total borrowings under the factoring agreement at December 31, 2008 and 2007 were $226,868 and $165,146, respectively with $22,875 and $17,855 held in a restricted cash reserve account for the same periods both of which are in other assets in the consolidated balance sheets.

Note 4 – Property and equipment

Property and equipment includes the following at December 31, 2008 and 2007:

	2008	2007
Plant, property and equipment	$169,680	$93,037
Vehicles	233,538	265,596
Office furniture and equipment	8,897	10,594
	412,115	369,227
Less: accumulated depreciation	(126,822)	(67,960)
Net property and equipment	$285,293	$301,267

Depreciation expense was $24,104 and $39,208 for the year ended December 31, 2008 and 2007, respectively. The Company allocated $52,318 and $ 22,330 of depreciation to cost of goods sold in 2008 and 2007, respectively.

Note 5 - Notes receivable and investments

The Company held investments as follows:

On November 21, 2007 and amended on March 17, 2008, July 30, 2008 and September 9, 2008, our predecessor entity Pantera entered into a share purchase agreement with Artemis Energy PLC (formerly Pantera Oil and Gas PLC) (“Artemis”), whereby the Company issued 4,000,000 common shares (valued at $4,000) to Artemis and paid $50,000 in consideration for the right to acquire up to 85% of the shares of each of Aurora Petroleos SA (“Aurora”) and Boreal Petroleos SA (“Boreal”). The Company advanced an additional $620,710 in cash.

On September 9, 2008, the share purchase agreement was amended as follows:

i)

Aurora and Boreal, in consideration for cash advances totaling $620,000 and the payment of $50,000 as the partial consideration for the right to acquire up to 85% of the shares of Aurora and Boreal, each issued a five year note bearing interest at 5% for $335,000 and for any additional amounts paid under this agreement. If after the date of this agreement, there occurs a sale, consolidation, amalgamation or merger or the transfer of assets to another entity of Aurora or Boreal which results in either company receiving cash proceeds, then that company will repay each of the Company and Artemis equal payments until the Company and Artemis each receive $221,126 plus accumulated interest, in the case of Aurora and $193,041 plus accumulated interest, in the case of Boreal. Once $221,126 plus accumulated interest, in the case of Aurora, or $193,041 plus accumulated interest, in the case of Boreal, is repaid, then Aurora or Boreal will repay any further amounts that the Company has advanced under these notes.

ii)	Artemis returned 2,600,000 of the 4,000,000 common shares issued by the Company. These shares were subsequently cancelled.

iii)

Artemis issued to the Company options to purchase 27% of the outstanding shares of Aurora and 30% of the outstanding shares of Boreal. The options have a cumulative exercise price of £10 and a term of 30 years commencing on October 13, 2008. The options may only be exercised if the fair value of 27% or 30% of the equity of Aurora and Boreal, respectively, is greater than the debt held by the Company.

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

Note 6 - Oil And Gas Properties - Unproven

Block 83 and 84 Project, JV

On March 6, 2008, our predecessor entity Pantera purchased a 10% interest in a joint venture formed pursuant to a joint venture agreement dated February 24, 2008 with Trius Energy, LLC, as the managing venturer, and certain other joint venturers, in consideration for $800,000. The joint venture was formed for the purpose of drilling certain oil and gas fields in Texas, USA. Upon entering into this agreement, a director of Trius Energy, LLC was appointed as a director of the Company.

Baker 80 Lease

By an agreement dated August 11, 2008, our predecessor entity Pantera agreed to acquire a 95% working interest and 71.25% revenue interest, in the Baker 80 Lease located in Pecos County, Texas (the “Property”) from Lakehills Production, Inc. (“Lakehills”) in consideration for $10,000 previously advanced and $726,000 to be paid as follows:

i.	$150,000 on or before August 11, 2008– 15.66% (paid)
ii.	$200,000 on or before August 20, 2008 – 27.55% (paid)
iii.	$376,000 on or before September 30, 2008 – 51.79% (not paid)

In the event that the Company makes less than the required investment amount to complete any of the payments, the Company shall be entitled to receive a percentage of the Property lease assignments per the above described percentages.

The Company had been given an indefinite verbal extension on the payment of the $376,000 to acquire an additional 51.79% . The Company’s ownership in the Property will be governed by the drilling program described below.

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

Note 7 – Capital Lease Obligation

During March 2008, ESP Petrochemicals leased a forklift from a bank under a capital lease. The economic substance of the lease is that ESP Petrochemicals is financing the acquisition of the asset through the lease, and, accordingly, it is recorded in the Company’s assets and liabilities. The lease contains a bargain purchase option at the end of the lease term. The Company included $43,087 for the value of the capital lease and property and equipment.

The following is a schedule of the future minimum payments required under the lease together with their present value as of December 31, 2008:

Amount
Year ending December 31, 2009	$9,831
Year ending December 31, 2010	9,831
Year ending December 31, 2011	9,831
Year ending December 31, 2012	9,831
Year ending December 31, 2013	1,261
Total minimum lease payments	40,585
Less: amount representing interest	(4,756)
Present value of minimum lease payments	$35,829

Note 8 – Long term debt

Long term debt consisted of the following at December 31, 2008 and 2007:

	2008	2007
Note payable to Midsouth Bank dated May 2007. The Note bears interest at 12.0 percent per annum and is payable in monthly installments of $194, maturing May 2012. The note is secured by equipment and deposit accounts.	$6,477	$7,804

Note payable to Midsouth Bank dated February 2007. The note bears interest at 12.0 percent per annum and is payable in monthly installments of$ 194, maturing February 2012 The note is secured by equipment and deposit accounts.	5,292	6,508

Note payable to FMC dated January 2007. The note bears interest at 2.90 percent per annum and is payable in monthly installments of $945, maturing February 2012. The note is secured by a vehicle.	34,264	44,444

Note payable to FMC dated January 2007. The note bears interest at 2.9 percent per annum and is payable in monthly installments of $902 maturing February 2012. The note is secured by a vehicle.	-	42,457

Note Payable to FMC dated January 2007. The note bears interest at 2.90 percent per annum and is payable in monthly installments of $902, maturing February 2012. The note is secured by a vehicle.	32,734,	42,457

Note payable to FMC dated January 2007. The note bears interest at 2.90 percent per annum and is payable in monthly installments of $925 maturing February 2012. The note is secured by a vehicle.	33,562	43,532

Note assumed with vehicle purchase, payable to FMC dated December 2006. The note bears interest at 9.90 percent per annum and is payable in installments of $724, maturing December 2011. The notes is secured by a vehicle	22,484	28,606

Note assumed with vehicle purchase, payable to St. Martin Bank dated December 2005. The note bears interest at 7.10 percent per annum and is payable in installments of $852 maturing In December 2009. The note is secured by a vehicle.	9,808	18,978

Unsecured notes payable. The notes bear interest at 5 percent per annum and are due between September 30, 2012 and July 22, 2013	273,000	-

Promissory note payable in connection with the drilling program. The note bears interest at 5 percent per annum and is due April 30, 2009	87,190	-

Insurance financing and other short term financing	82,204	-
Total	587,015	234,786
Less Current Maturities	(219,584)	(57,728)
Total long-term debt	$367,431	$177,058

Maturities are as follows:

2009	$219,584
2010	31,399
2011	56,263
2012	79,769
thereafter	200,000

Note 9 - Acquisition

On June 15, 2007, ESP purchased all the outstanding shares of ESP Petrochemicals, Inc., a Louisiana corporation for 3,902,439 common shares.

Purchase Price	$800

Cash	$7,924
Accounts receivable	331,903
Property and equipment	325,457
Inventory	50,121
Prepaid expenses	10,559
Deposit	3,503
Loan to shareholder	20,000
Liabilities assumed	(225,036)
Notes payable, net	(493,631)
Net assets acquired	$800

The table below summarizes the unaudited pro forma information of the results of operations as though the acquisition had been completed as of January 1, 2007:

2007
Gross revenue	$1,259,272
Cost of goods sold	$891,343
Total expenses	738,185

Other Income (Expense)	(42,056)
Net income (loss) before taxes	$(412,312)
Loss per share	$(0.03)
Weighted average shares	12,859,338

Note 10 – Income taxes

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2008 and 2007 are as follows:

	2008	2007
Deferred tax assets:	$185,000	$157,417

Valuation Asset	(185,000)	$(157,417)
Total Deferred Tax Asset	$-	$-

As of December 31, 2008, the Company has a net operating loss carry forward of approximately $500,000 available to offset future taxable income through 2028. The valuation allowance was $185,000 at December 31, 2008. The net change in the valuation allowance for the year ended December 31, 2008 was an increase of $27,583.

Note 11 – Stockholders’ Equity

On December 15, 2008, ESP Enterprises Inc, (formerly the sole shareholder of ESP Delaware) converted a portion of a note receivable from ESP Delaware of $685,000 into paid in capital. At the same time a note for the remaining portion of the payable to Enterprises of $100,000 bears interest at 5% per annum and becomes due in full at December 31, 2009. This note is unsecured.

In January 2009, the Company effected a one for twenty reverse stock split. All share and per share amounts have been retroactively restated for the effect of the reverse split.

In June 2007, two shareholders exchanged 1,000,000 shares of common stock in ESP Petrochemicals for 3,902,439 shares of common stock of ESP Delaware.

Note 12 – Commitments and contingencies

In March 2008, the Company entered into a five-year lease requiring monthly payments of $8,750. The Company has the option to renew the lease for a subsequent five-year term with monthly rent of $9,500. The Company also has the option to buy the facilities during the second year of the lease for $900,000. If the Company elects not to purchase the building during the second year of the lease, it has the option to purchase the building during the remainder of the initial term of the lease for an increased amount.

The landlord has agreed to construct a laboratory building on the premises and a tank filling area and the Company has agreed to pay the landlord an additional $20,000 at the end of the initial five year lease period if it does not renew the lease for the second five year term. The Company will amortize the additional costs over the initial period of the lease.

In February 2007, the Company entered into a lease for various chemical tanks with lease terms varying from six months to one year. Rental fees under this lease are determined on a per day basis in amounts of $1.65 per day or $1.75 per day depending upon the model of tank rented. As of December 31, 2008, the Company leases these tanks on a day to day basis.

Note 13 – Related party transaction

At December 31, 2008 and 2007, the Company had balances due from stockholders and related parties as follows:

	2008	2007
Due from ESP Enterprises	$-	$20,000
Due to former shareholder	16,100	100
Due to CEO	60,000	-
Due to ESP Enterprises	100,000	$700,000

At December 31, 2007, the Company had an accounts receivable balance due from a related company in the amount of $65,243, of which $65,243 was set up as an allowance relating to this balance. Sales to this related company amounted to $142,187 for the year ended December 31, 2007.

At December 31, 2007 the Company had an accounts payable balance due to a related company in the amount of $0. Purchases from this related company amounted to $284,044 for year ended December 31, 2007.

During the current year, the Company accrued consulting expenses to related entity in the amount $84,140. The amount is included in accrued expenses at December 31, 2008.

Note 14 – Subsequent events

On March 4, 2009, the Company entered into consulting agreements with two individuals to provide strategic planning and financial consulting services for a period of six months. The Company issued a total of 1,653,000 common shares in payment for these services.

On March 23, 2009, the Company entered into consulting agreements with two individuals to provide services to the Company for a period of two years. The Company issued a total of 2,000,000 common shares in payment for the services.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As approved by the Registrant’s Board of Directors on December 22, 2008, the accounting firm of Malone & Bailey, P.C. was engaged to take over the audit responsibilities of the registrant from BDO Dunwoody LLP (“BDO”) and BDO was dismissed on that same date. In addition, Malone & Bailey took over the audit of ESP Resources from Webb & Company. Webb was ESP’s auditor for 2007 and prior.

BDO had served as the Registrant’s independent auditor since January 31, 2008. BDO became the Registrant’s auditor as a result of a merger between BDO and Amisano Hanson (the Company’s former accountant who had served the Registrant since inception). The Registrant announced this change on Form 8-K on February 20, 2008 and Amisano Hanson provided a letter. According to the Form 8-K filed, there were no disagreements with Amisano Hanson on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Amisano Hanson would have caused it to make reference to such disagreements in its reports.

Except as described below, the audit reports of BDO since its engagement on those consolidated financial statements of Pantera Petroleum, Inc. did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to audit scope or accounting principles. BDO’s audit report relating to the audit of Pantera’s financial statements for the year ended May 31, 2008 indicated the auditors’ substantial doubt about the Company’s ability to continue as a going concern because, at that time, the Company had not yet achieved profitable operations, had accumulated losses since its inception, did not have adequate cash to fund its operations and expected to incur further losses in the development of its business. BDO stated that the Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

Since the engagement of BDO, the Registrant (or someone on its behalf) has not consulted with Malone & Bailey, P.C., or any other auditor, regarding any accounting or audit concerns, to include, but not by way of limitation, those stated in Item 304 of Regulation S-K.

During the period that BDO served as the Registrant’s independent auditor and through the date of dismissal, the Registrant has not had any disagreements with BDO, whether resolved or not resolved, on any matter of accounting principals or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to said accountants' satisfaction, would have caused it to make reference to the subject matter of the disagreements(s) in connection with its report. Additionally, there have been no reportable events within the meaning set forth in Item 304 of Regulation S-Registrant has provided BDO with a copy of this Current Report on Form 8-K/A before it was filed and requested that BDO furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements. A copy of BDO’s letter dated January 23, 2009 is filed as Exhibit 16 to this Current Report on Form 8-K/A.

Registrant has provided BDO with a copy of a Current Report on Form 8-K/A, which has been filed and requested that BDO furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements, which they provided and was filed on January 23, 2009 as Exhibit 16 to the Current Report on Form 8-K/A.

ITEM 9A. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this annual report, being December 31, 2008, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s President and Chief Executive Officer. Based upon that evaluation, our company’s President and Chief Executive Officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Management’s report on internal control over financial reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the 1934 Act. Management has assessed the effectiveness of our internal control over financial reporting as at December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with generally accepted accounting principles; providing reasonable assurance that receipts and expenditures are made in accordance with authorizations of management and our directors; and providing reasonable assurance that unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. As a result of this assessment, management concluded that, as at December 31, 2008, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. However, because of its inherent limitations, internal control over financial reporting may not provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

This annual report does not include an attestation report of our independent auditors regarding internal control over financial reporting. Management's report was not subject to attestation by our independent auditors pursuant to temporary rules of the SEC that permit our company to provide only management's report in this annual report.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

Name	Position Held with the Company	Age	Dated Appointed or Elected
David Dugas	President and Director	52	December 29, 2008
Chris Metcalf	Chief Executive Officer and Director	39	September 12, 2007
Scott Tyson	Director	40	February 26, 2008
Tony Primeaux	Director	53	December 29, 2008
William M. Cox	Director	49	December 29, 2008

Business Experience

The following is a brief account of the education and business experience during at least the past five years of our directors and executive officers, indicating their principal occupations during that period, and the name and principal business of the organizations in which such occupation and employment were carried out.

David Dugas- President and Director

Mr. Dugas has 30 years of professional engineering and management experience. Early in his career, Mr. Dugas gained petroleum engineering and senior management experience in the oil and gas industry holding positions of increasing responsibility in the areas of production, drilling and reservoir exploitation along with property and acquisition evaluations, operations management and completion design with Chevron and Texas Pacific Oil and Gas. Mr. Dugas continued his management and engineering development as an owner and operator of several service companies supplying equipment, goods and consulting services to the oil and gas industry in North and South America, West Africa, and the Far East. Mr. Dugas was a founding member and co-owner of the company that became Ocean Energy, a NYSE listed company with a multi-billion dollar market capitalization. Mr. Dugas was the Executive Vice-President of the company with responsibility for the property acquisition, management, production and reservoir engineering functions of the company. In November, 2006, Mr. Dugas founded ESP Resources, Inc. to provide petrochemicals and related services to the Oil and Gas industry in the Gulf of Mexico, Louisiana, Texas, Mississippi, and Oklahoma regions through a wholly-owned subsidiary, ESP Petrochemicals, Inc.

Mr. Dugas received his B.S. degree in Petroleum Engineering from the University of Louisiana at Lafayette graduating with highest honors. He is a member of the Society of Petroleum Engineers, a lifetime member of Phi Beta Kappa, a member of Tau Beta Pi National Engineering Society and is a licensed professional petroleum engineer in the state of Louisiana.

Chris Metcalf –Chief Executive Officer and Director

Mr. Metcalf is an executive with extensive private equity and investment banking experience, with expertise in early to growth stage oil and gas companies, along with many technology and financial services companies. He brings oil and gas investment and acquisition experience in west Texas and the Gulf of Mexico. In addition, Mr. Metcalf brings with him venture capital experience in advanced oil and gas discovery technologies, including 3D seismic interpretive software and surface geochemical survey technologies. Prior to joining the Company, Mr. Metcalf was a Vice President with GF Private Equity Group LLC, where he served on the investment committee responsible for all aspects of the fund’s venture capital portfolio in early to growth stage companies across several sectors, including energy and clean technology, application and enterprise software, and financial services. Mr. Metcalf was also the President of Altitude Funds LLC, which sponsors and manages premier private equity partnerships on behalf of the GF Private Equity Group. From October, 2002 to February, 2006, Mr. Metcalf was a Vice President of Morgan Stanley where he was a portfolio and research analyst covering a variety of private equity and hedge fund investments in the U.S., Europe, Asia, and South America. Graystone Research Group builds customized private equity, real estate, and hedge fund portfolios for Morgan Stanley’s corporate institutional, pension, and ultra high net worth clients. Mr. Metcalf also serves on the board of directors of Uranium 308 Corp., since November 2007, and Sinobiomed, Inc., since March 2007.

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

Tony Primeaux-Director

Mr. Primeaux has 32 years of professional experience in the value-added specialty chemical market. Mr. Primeaux began his career as a service and sales technician for Oilfield Chemicals, Inc., a large petrochemical supplier to Oil and Gas companies along the Gulf Coast and was subsequently promoted to Operations Manager of the company. Mr. Primeaux became an owner/operator of Chemical Control, Inc., a specialty chemical company, in the 1980’s that was sold to Coastal Chemicals, a larger competitor, after 11 years of successful operations. Mr. Primeaux has expertise in advanced interpretation and application petrochemical technologies having designed chemical programs to achieve maximum effectiveness in some of the most hostile environments in the operating world of production operations for the Oil and Gas industry.

Mr. Primeaux founded ESP Petrochemicals, Inc. in March, 2007 and currently serves as President of the organization. ESP Petrochemicals became a wholly owned subsidiary of ESP Resources in June, 2007. Mr. Primeaux received a degree in Business Management from the University of Louisiana at Lafayette and has furthered his education attending numerous industry sponsored courses in quality control and implementation, strategic planning and marketing, and drilling, production and workover chemistry programs.

William M. Cox-Director

Mr. Cox is an executive with extensive experience in the Oil and Gas industry having served in various capacities as a geologist and asset manager for 26 years. Mr. Cox currently serves as the Exploration Manager for Stone Energy Corporation,a NYSE listed Oil and Gas Company. His experience as an interpretation and exploration geologist has contributed significantly to the discovery of substantial Oil and Gas reserves in the offshore and deepwater Gulf of Mexico including development of opportunities in the East Breaks, Green Canyon, and Garden Banks regions of the Gulf of Mexico where water depths often exceed 5000 feet.

Mr. Cox received his Bachelor of Science degree in Geology from the University of Louisiana at Lafayette and is a Certified Petroleum Geologist and a Texas Board Certified Licensed Professional Geologist.

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2008, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Chris Metcalf	1(1)	2(1)	Nil
Scott Tyson	1(1)	Nil	1
Peter Hughes	1(2)	1	1
ESP Enterprises, Inc.	1(1)	1	1

(1)	The named officer, director or greater than 10% stockholder, as applicable, filed a late Form 3 – Initial Statement of Beneficial Ownership of Securities.

(2)	The named officer, director or greater than 10% stockholder, as applicable, filed a late Form 4 - Statement of Changes in Beneficial Ownership of Securities.

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

Nomination Process

As of December 31, 2008, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

The particulars of compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended December 31, 2008; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the year ended December 31, 2008, who we will collectively refer to as the named executive officers of our company for the years ended December 31, 2008 and 2007, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officer, whose total compensation does not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option ($)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa -tion ($)	Total ($)
Chris Metcalf PresidentChief	2008	$135,000	Nil	Nil	Nil	Nil	Nil	Nil	$135,000
Executive Officer and Director(1)	2007	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Peter Hughes Secretary and Director(2)	2008 2007	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil $24,000	Nil $24,000

(1)     Chris Metcalf was appointed as our president and chief executive officer and as a director of our company on September 12, 2007. On December 29, 2008 Chris Metcalf submitted his resignation as President of the Company to the Board of Directors, which accepted the resignation on the same day. On December 29, 2008 Dave Dugas was appointed as President and director of the Company

(2)     Peter Hughes resigned as our president and chief executive officer of our company on September 12, 2007 and as our secretary and as a director on February 26, 2008.

Executive Compensation

During the year ended December 31, 2008, we did not pay any management fees owing to Peter Hughes and during the year ended December 31, 2007, we paid management fees owing to Peter Hughes totalling $24,000. In addition, we have agreed to pay a monthly salary of $15,000 per month to Chris Metcalf in consideration for his services as the president and chief executive officer of our company. During the year ended December 31, 2008, we paid a total of $135,000 to Chris Metcalf.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2008, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(1)
Chris Metcalf c/o 111 Congress Avenue, Suite 400 Austin, TX 78701	2,400,000	12%
Scott Tyson c/o 111 Congress Avenue, Suite 400 Austin, TX 78701	Nil	Nil
ESP Enterprises, Inc. David Dugas 1255 Lions Club Road Lafayette, LA 70598	14,634,146	76%
Directors and Executive Officers as a Group (two persons)	17,034,146	89%

(1)

Based on 19,206,429 shares of common stock issued and outstanding as of December 31, 2008. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.

Change in Control

We are not aware of any arrangement that might result in a change in control of our company in the future.

Equity Plan Compensation Information

Our company does not currently have a stock option plan or other form of equity plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as described below, no director, executive officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, during the year ended December 31, 2008, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

We have agreed to pay a monthly salary of US$15,000 per month to Chris Metcalf in consideration for his services as the president and chief executive officer of our company.

We were charged $135,000 (2007: nil) for salaries for Chris Metcalf, a director and officer of our company. In addition, we were charged, $6,000 (2007: $24,000) for management services to Peter Hughes, a former director and officer of our company, and $1,200 (2007: $4,800) for rent to Celine Totman, a former director and an officer of our company.

During the year ended December 31, 2008, Peter Hughes and Celine Totman forgave amounts due to them totalling $80,925 ($69,382 for Peter Hughes; $11,543 for Celine Totman). This forgiveness has been recorded as a capital contribution.

Amounts due to related parties of $67,060 at December 31, 2007 are for cash advances, management fees, rent and office expenses incurred or paid on behalf of our company by Peter Hughes and Celine Totman. These amounts were non-interest bearing and comprise a portion of the amount forgiven, as noted above.

David Dugas is a director and an executive officer of the Company. Mr. Dugas is also an officer and majority equity owner of each of Diversified Consulting, LLC and DDA Corporation, LLC. The Company has a oral agreement to pay Diversified Consulting, LLC a fee of $10,500 per month in consideration of the officer and director services provided by Mr. Dugas. In 2008 and prior to the acquisition of ESP Resources, Inc. by the Company, DDA Corporation loaned $16,000 to ESP Resources, Inc. The repayment terms of that loan have not been documented, but is a liability assumed by the Company in the acquisition of ESP Resources, Inc.

In 2008, prior to the acquisition of ESP Resources, Inc. by the Company, ESP Resources, Inc. loaned $30,000 to ESP Enterprises, Inc., a beneficial owner of more than 10% of the Company’s outstanding shares. The repayment terms of the loan have not been documents, but the right to receive the repayment of the loan was an asset acquired by the Company when it acquired ESP Resources, Inc.

On February 25, 2008, we entered into a subscription agreement with Trius Energy, LLC, of which Scott Tyson, a director of the Company, is a significant shareholder, whereby we agreed to issue 1,200,000 pre-split shares of our common stock for aggregate proceeds of $720,000.

Corporate Governance

We currently act with five directors consisting of David Dugas, Chris Metcalf, Scott Tyson, Tony Primeaux and William M. Cox. Scott Tyson, Tony Primeaux and Willaim M. Cox are each considered an “independent director” as defined by Rule 4200(a)(15) of the Rules of Nasdaq Marketplace Rules.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed or to be billed by Malone & Bailey, PC, for professional services rendered for the audit of our annual financial statements included in our annual report on Form 10-K for 2008 is $30,000.

The aggregate fees billed by Webb & Company, for professional services rendered for the audit of our annual financial statements for 2007 was $36,044.

Audit Related Fees

For the fiscal year ended December 31, 2007, the aggregate fees billed for assurance and related services by Webb & Company, relating to the performance of the audit of our financial statements which are not reported under the caption “Audit Fees” above, was $13,760.

Tax Fees

None.

All Other Fees

None.

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

The board of directors has considered the nature and amount of the fees billed by Malone & Bailey, PC and Webb and Company and believes that the provision of the services for activities unrelated to the audit is compatible with maintaining the independence of both firms.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Item 6. Exhibits and Reports of Form 8-K.

(a)	During the quarter ending December 31, 2008, the Company filed the following Exhibits and Form 8Ks:
October 17, 2008, filed an 8K for: Item 1.02, Termination of a Material Definitive Agreement
November 5, 2008,filed an 8K for: Item 1.01 Entry into a Material Definitive Agreement, Item 2.01 Completion of Acquisition of Disposition of Assets, Item 9.01Agreement
December 15, 2008, filed an 8K for: Item 8.01 Other Events, Item 9.01 Letter of Intent
December 29, 2009, filed an 8K for: Item 4.01 Changes in Registrant’s Certifying Accountant, Item 9.01 Letter

January 6, 2009, filed an 8K for: Item 1.01 Entry into a Material Definitive Agreement, Item 2.01 Completion of Acquisition of Disposition of Assets, Item 5.01 Changes in Control of the Registrant, Item 5.02 Departure of Directors or Principal Officers; Election of Directors; Appointment of Officers, Item 9.01 Stock Purchase Agreements

(b)	Exhibits

Exhibit	Description
Number

1.1	Licensing Agreement with Peter Hughes (incorporated by reference from our Registration Statement on Form SB-2 filed on April 18, 2006)

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on April 18, 2006)

3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2 filed on April 18, 2006)

3.3	Articles of Merger filed with the Secretary of State of Nevada on September 19, 2007 and which is effective September 28, 2007 (incorporated by reference from our Current Report on Form 8-K filed on September 28, 2007)

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

10.2	Form of Advisory Board Agreement (incorporated by reference from our Current Report on Form 8-K filed on February 4, 2008)

10.3	Equity Financing Agreement dated February 12, 2008 with FTS Financial Investments Ltd. (incorporated by reference from our Current Report on Form 8-K filed on February 15, 2008)

10.4	Return to Treasury Agreement dated February 26, 2008 with Peter Hughes (incorporated by reference from our Current Report on Form 8-K filed on February 28, 2008)

10.5	Amending Agreement dated March 17, 2008 with Artemis Energy PLC, Aurora Petroleos SA and Boreal Petroleos SA (incorporated by reference from our Current Report on Form 8- K filed on March 19, 2008)

10.6	Subscription Agreement dated February 28, 2008 with Trius Energy, LLC (incorporated by reference from our Quarterly Report on Form 10-QSB filed on April 14, 2008)

10.7	Joint Venture Agreement dated February 24, 2008 with Trius Energy, LLC (incorporated by reference from our Quarterly Report on Form 10-QSB filed on April 14, 2008)

10.8

Second Amending Agreement dated July 30, 2008 among our company, Artemis Energy PLC (formerly Pantera Oil and Gas PLC), Aurora Petroleos SA and Boreal Petroleos SA (incorporated by reference from our Current Report on Form 8-K filed on August 5, 2008)

10.9

Amended and Restated Share Purchase Agreement dated September 9, 2008 among company, Artemis Energy PLC (formerly Pantera Oil and Gas PLC), Aurora Petroleos SA and Boreal Petroleos SA (incorporated by reference from our Annual Report on for 10-KSB filed on September 15, 2008

14.1	Code of Ethics (incorporated by reference from our Annual Report on Form 10-KSB filed on August 28, 2007)

31.1*	Certification of Chris Metcalf pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chris Metcalf, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chris Metcalf pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chris Metcalf, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESP RESOURCES, INC.

By: /s/ Chris Metcalf
Chris Metcalf
Chief Executive Officer and Director
(Principal Executive Officer and Principal
Financial Officer)
Date: April 15, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Chris Metcalf
Chris Metcalf
Chief Executive Officer and Director
(Principal Executive Officer and Principal
Financial Officer)
Date: April 15, 2009

By:	/s/ David Dugas
David Dugas
President and Director
Date: April 15, 2009

By:	/s/ Scott Tyson
Scott Tyson
Director
Date: April 15, 2009

By:	/s/ Tony Primeaux
Tony Primeaux
Director
Date: April 15, 2009

By:	/s/ William M Cox
William M. Cox
Director
Date: April 15, 2009