Form 10-Q
period 2009-03-31
ESP Resources, Inc.
filed 2009-05-20
CIK 1346526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 000-52506

ESP RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0440762
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

1255 Lions Club Road, Scott LA 70583
(Address of principal executive offices) (Zip Code)

(337) 706-7056
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
Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes[ ] No[ ]

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

22,859,689 common shares issued and outstanding as of May 15, 2009.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

     It is the opinion of management that the interim financial statements for the quarter ended March 31, 2009 include all adjustments necessary in order to ensure that the interim financial statements are not misleading.

ESP Resources, Inc
Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2009	2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$62,751	$27,367
Accounts receivable, net	505,976	450,882
Inventories, net	250,628	221,575
Prepaid expenses and other current assets	63,520	101,904

Total current assets	882,875	801,728

Property and equipment, net	322,631	285,293
Oil and gas properties, unproven	1,067,381	1,067,381
Note receivable, net of allowance of $402,000 and $402,000, respectively	278,371	278,371
Restricted cash	31,381	22,876
Other assets	64,372	51,450

TOTAL ASSETS	$2,647,011	$2,507,099

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$354,502	$279,522
Factoring payable	262,878	226,868
Accrued expenses	141,978	106,446
Due to related parties	276,100	76,100
Current maturities of long-term debt and capital lease obligations	208,287	219,584
Loan from investor	80,000	100,000

Total current liabilities	1,323,745	1,008,520

Long-term debt (less current maturities)	394,509	367,431
Capital lease obligations (less current maturities)	25,682	35,829
Deferred lease cost	36,000	37,000

Total liabilities	1,779,936	1,448,780

STOCKHOLDERS' EQUITY
Common stock - $0.001 par value, 1,200,000,000 shares authorized,
22,859,429 and 19,206,429 shares issued and outstanding, respectively	22,859	19,206
Additional paid-in capital	1,704,046	1,570,133
Subscription receivable	(1,000)	(1,000)
Accumulated deficit	(858,830)	(530,020)
Total stockholders' equity	867,075	1,058,319

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,647,011	$2,507,099

The accompanying notes are an integral part of these consolidated financial statements.

ESP Resources, Inc.
Consolidated Statements of Operations
For the Three Months Ended March 31, 2009 and 2008
(Unaudited)

	Three months ended March 31,
	2009	2008

SALES, NET	$569,093	$426,366
COST OF GOODS SOLD	396,769	314,933

GROSS PROFIT	172,324	111,433

General and administrative	466,840	172,543
Depreciation	4,645	3,319

LOSS FROM OPERATIONS	(299,161)	(64,429)

OTHER INCOME (EXPENSE)
Interest expense	(10,621)	(3,578)
Factoring fees	(18,964)	(13,931)
Interest income	16	44
Other expense	(80)	(754)
Total other income (expense)	(29,649)	(18,219)

NET LOSS	$(328,810)	$(82,648)

NET LOSS PER SHARE	$(0.02)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING	19,868,996	14,634,146

The accompanying notes are an integral part of these consolidated financial statements.

ESP Resources, Inc.
Statement of Stockholders’ Equity
For the three months ended March 31, 2009
(Unaudited)

	Common stock			Subscription	Accumulated
	Number	Par Value	APIC	Receivable	Deficit	Total
Balance, December 31, 2008	19,206,429	$19,206	$1,570,133	$(1,000)	$(530,020)	$1,058,319
Stock based compensation	3,653,000	3,653	133,913	-	-	137,566
Net loss	-	-	-	-	(328,810)	(328,810)
Balance, March 31, 2009	22,859,429	$22,859	$1,704,046	$(1,000)	$(858,830)	$867,075

The accompanying notes are an integral part of these consolidated financial statements.

ESP Resources, Inc. and Subsidiaries
Consolidated Statements of Cash Flow
(Unaudited)

	For the three months ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(328,810)	$(82,648)
Adjustments to reconcile net loss to net cash
used for operating activities:
Depreciation	19,472	18,313
Stock based compensation	137,566	-
Changes in operating assets and liabilities:
Accounts receivable	(55,094)	(8,622)
Inventory	(29,053)	(13,697)
Prepaid expenses and other current assets	38,384	(55,138)
Other assets	(12,922)	(8,147)
Accounts payable	74,980	11,655
Accrued expenses	65,533	1,339
CASH USED IN OPERATING ACTIVITIES	(89,944)	(136,945)

CASH FLOWS FROM INVESTING ACTIVITIES
Restricted cash	(8,505)	(447)
Purchase of fixed assets	(12,053)	(4,983)
CASH USED IN INVESTING ACTIVITIES	(20,558)	(5,430)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long term debt	(15,733)	(13,923)
Repayment of capital leases	(1,974)	(1,246)
Net factoring advances	36,010	(165)
Payments on insurance financing	(22,417)	(13,850)
Borrowings for insurance financing	-	68,704
Repayments of loans from related parties	(20,000)	-
Proceeds from loans from related parties	170,000	85,000
CASH PROVIDED BY FINANCING ACTIVITIES	145,886	124,520

NET INCREASE IN CASH	35,384	(17,855)
CASH AT BEGINNING OF PERIOD	27,367	132,832

CASH AT END OF PERIOD	$62,751	$114,977

Non-cash investing and financing transactions:
Notes issued for purchase of property and equipment	$45,757	$-
Lease of equipment	$-	$42,837

The accompanying notes are an integral part of these consolidated financial statements.

ESP Resources, Inc.
Notes to Unaudited Consolidated Financial Statements
March 31, 2009

Note 1 – Basis of Presentation, Nature of Operations and Significant Accounting Policies

Basis of Presentation

ESP Resources, Inc. (“ESP Nevada”, and collectively with its subsidiaries, the “Company”) was incorporated in the State of Nevada on October 27, 2004. The accompanying unaudited consolidated financial statements include the accounts of ESP Resources, Inc. and its wholly owned subsidiaries, ESP Petrochemicals, Inc. and ESP Resources, Inc. (“ESP Delaware”). All significant inter-company balances and transactions have been eliminated in the consolidation. The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America.

Interim Financial Statements

The condensed unaudited consolidated financial statements presented herein have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) and the accounting policies set forth in its audited financial statements for the period ended December 31, 2008 as filed with the Securities and Exchange Commission (the “SEC”) in the Company’s Annual Report on Form 10-K and should be read in conjunction with the notes thereto.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. The results of operations presented for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the year. These condensed consolidated financial statements should be read in connection with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Concentrations

The Company has three major customers that together account for 31% of accounts receivable at March 31, 2009 and three major customers that together account for 64% of the total revenues earned for the three months ended March 31, 2009.

	Accounts
	receivable	Revenue
Customer A	16%	37%
Customer B	6%	13%
Customer C	9%	14%
	31%	64%

The Company has a published agreed upon price for Customer A which is reviewed and revised annually. Currently, approval of proposed price increases are pending for this customer, thus the first quarter sales have been recorded at the 2008 prices.

The Company has three vendors that accounted for 60% of purchases and 33% of the ending accounts payable at March 31, 2009.

	Accounts Payable
		Purchases
Customer A	15%	34%
Customer B	12%	16%
Customer C	6%	10%
	33%	60%

Note 2 – Going Concern

The Company has net losses for the three months ended March 31, 2009 as well as negative cash flows and negative working capital.

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

Note 3 – Long term debt

On February 12, 2009, the Company borrowed $41,415 for the purchase of a vehicle. The note bears interest at 6.75% per year, is secured by the vehicle purchased and is payable in 60 monthly payments of $817.

On February 15, 2009, the Company borrowed $4,343 for the purchase of equipment. The note bears interest at 12% per year, is secured by the equipment purchased and is payable 36 monthly payments of $145.

Note 4 – Stockholders’ Equity

On March 4, 2009, the Company entered into consulting agreements with two individuals to provide strategic planning and financial consulting services for a period of six months. The Company issued a total of 1,653,000 shares of common stock to these individuals in payment for these services. The shares have fair value of $843,030 and vest over the service period. The Company valued the shares based on market value on the date of the agreement, and recognized compensation expense of $126,455 for the three months ended March 31, 2009. The fair value of the unvested shares is $716,575 as of March 31, 2009.

On March 23, 2009, the Company entered into consulting agreements with two individuals to provide services to the Company for a period of two years. The Company issued a total of 2,000,000 shares of common stock to these individuals in payment for the services. The shares have a fair value of $800,000 and vest over the service period. The Company valued the shares based on market value on the date of the agreement, and recognized compensation expense of $11,111 for the three months ended March 31, 2009. The fair value of the unvested shares is $788,889 as of March 31, 2009.

Note 5 – Related party transaction

During the three months ended March 31, 2009, the Company borrowed $25,000 from DDA Corporation LLC, which is wholly owned by the Company’s president. The note bears interest at 5% per year and matures January 23, 2010.

During the three months ended March 31, 2009, shareholders and management have advanced the company $145,000 for the Company’s expanding operations, and the Company has repaid $20,000 on the loan from our investor. The loans are unsecured, bear no interest, and are due on demand.

At March 31, 2009, the Company had balances due to stockholders and related parties as follows:

Amount
Due to Shareholder	$40,100
Due to CEO	90,000
Due to President	146,000
Due to ESP Enterprises	80,000

During the current period, the Company accrued consulting expenses to a related entity in the amount of $ 31,500. The amount is included in accrued expenses at March 31, 2009.

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

     As used in this quarterly report, and unless otherwise indicated, the terms “we”, “us” and “our” mean ESP Resources, Inc., unless otherwise indicated.

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

In December 2008, the Company entered into an agreement with ESP Resources, Inc., a Delaware corporation (ESP Delaware), whereby the Company acquired 100% ownership of ESP Delaware in exchange for 292,682,297 common shares. As a result of this acquisition, we changed our name from “Pantera Petroleum, Inc.” to “ESP Resources, Inc.” On January 27, 2009, we effected a one (1) for twenty (20) reverse stock split of our common stock and received a new ticker symbol. The name change and reverse stock split became effective with the OTC Bulletin Board at the opening of trading on January 27, 2009 under the new symbol “ESPI”. Our new CUSIP number is 26913L104.

     Our Current Business

     We are engaged in the acquisition of prospective oil and gas properties, and through our wholly owned subsidiary, ESP Petrochemicals, Inc. (“ESPPI”), we are a custom formulator of specialty chemicals for the energy industry.

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

Aurora and Boreal Chaco Basin Concessions

Aurora has acquired the rights to concessions in northern Paraguay consisting of three tracts: Tagua, Toro, and Cerro Cabrera. They are located in the eastern extensions of the Chaco Basin, where, in Bolivia and Argentina significant reserves of natural gas, oil and condensate have been discovered. The Chaco Basin extends across Paraguay, Bolivia and Argentina, and in Paraguay , the Chaco Basin is composed of two Sub-Basins, the Curupayty and Carandayty Sub-Basins. The sources for most of the known hydrocarbons in the Chaco Basin are the Devonian Los Monos and Silurian Kirusillas shales. Both are mixed oil and gas prone source rocks. The amalgamated fans and channel sandstones of the Carboniferous Tarija and Tupambi formations are the main producing reservoirs in the Chaco Basin. The Tagua tract, approximately 116 square miles in area, is located in the Carandayty Sub-Basin on the border with Bolivia. The Curupayty Sub-Basin is located along the southern margin of the Chaco Basin. The Toro tract, approximately 927 square miles in area, is located in the Curupayty Sub-Basin in north central Paraguay. The Cerro Cabrera Block, approximately 1,996 square miles in area, is located in northern Paraguay on the Bolivian border. Aurora entered into a Concession Contract with the government of Paraguay on March 2, 2007. This Concession Contract is assigned Law Number 3,551, dated July 16, 2008, having been duly ratified by the Congress of Paraguay and signed by President Nicanor Duarte Frutos.

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

Oil and Gas Exploration: We are also engaged in the business of exploring and, if warranted, developing commercial reserves of oil and gas. Since we are currently an exploration stage company, there is no assurance that commercially viable resources or reserves exist on any of our properties, and a great deal of further exploration will be required before a final evaluation as to the economic and legal feasibility for our future operation is determined. As of the date of this quarterly report, we have not discovered any economically viable resource or reserve on the properties owned by Aurora or Boreal, and there is no assurance that we will discover any. On August 16, 2008, the Sibley 84 #1 well of Block 83 84 Project JV entered production and began to sell natural gas. However, due to the current condition of the well and the uncertainty regarding its production levels, its classification will remain as an unproven property.

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

For the three month periods ended March 31, 2009 and March 31, 2008

The following table summarizes the results of our operations during the three months ended March 31, 2009 and 2008, and provides information regarding the dollar and percentage increase or (decrease) from 2008 to 2009.

	Three months ended March 31,		Increase	% Increase
	2009	2008	(Decrease)	(Decrease)
Sales	$569,093	$426,366	142,727	33%
Cost of goods sold	396,769	314,933	81,836	26%
Gross profit	172,324	111,433	60,891	55%
Total general and administrative expenses	466,840	172,543	294,297	171%
Depreciation expense	4,645	3,319	1,326	40%
Loss from operations	(299,161)	(64,429)	(234,732)	(364)%
Total other income (loss)	(29,649)	(18,219)	(11,430)	(63)%
Net loss	(328,810)	(82,648)	(246,162)	(298)%

Sales

Sales revenue increased to $569,093 for the three months ended March 31, 2009 compared to $426,366 for the same period of 2008, an increase of $142,727. The customer base expanded between the first quarter of 2008 and the first quarter of 2009 due to increased sales coverage in Southern Louisiana and East Texas regions. ESPPI increased sales volume to several of our existing customers through supply of additional pertrochemical products at customer wellsites.

Cost of goods sold and gross profit

Cost of goods sold for the three months ended March 31, 2009 was $396,769, an increase of $81,836 or 26% compared to $314,933 over the same period in 2008. The increase is comparable to the increase in sales for the same period.

Our gross profit increased to $172,324 for the three months ended March 31, 2009, an increase of $60,891 or 55% compared to $111,433 for the same period of 2008. The increase was related to the increase in sales partially offset by the increase in cost of sales.

General and administrative expenses

General and administrative expenses increased to $466,840 for the three months ended March 31, 2009 compared to $172,543 for the same period of 2008. The expenses in 2009 include stock based compensation of $137,566. Excluding this expense the increase in general and administrative expenses would have been $156,731. This increase was primarily related to temporarily higher costs associated with combining the companies acquired late in 2008.

Net loss

Our net loss increased to a loss of $328,810 for the three months ended March 31, 2009 compared to a loss of $82,648 for the same period of 2008. The primary reason for the increase in the net loss was the increase in general and administrative expenses.

Cash Flow Used in Operating Activities

Operating activities used cash of $89,944 for the three months ended March 31, 2009, compared to using $136,945 for the three months ended March 31, 2008. The decrease in cash used during the three months ended March 31, 2009 was primarily attributable to changes in our non-cash working capital balances related to operations, including prepaid expenses and other current assets, accounts payable, and accrued liabilities.

Cash Flow Used in Investing Activities

Investing activities used cash of $20,558 for the three month period ended March 31, 2009 compared to using $5,430 for the three month period ended March 31, 2008. The cash used in investing activities was a result of purchases of fixed assets.

Cash Flow Provided by Financing Activities

Financing activities generated cash of $145,886 for the three month period ended March 31, 2009 compared to generating $124,520 for the three month period ended March 31, 2008. The cash generated from financing activities was a result of proceeds from loans from related parties partially offset by repayments of those loans.

Liquidity And Capital Resources

As of March 31, 2009, our total assets were $2,647,011 and our total liabilities were $1,779,936. We had cash of $62,751, current assets of $882,875 and current liabilities of $1,323,745 as of March 31, 2009. We had negative working capital of $440,870 on that date.

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

Cash Requirements

Our plan of operations for the next 12 months involves the exploration of our oil and gas investments, the growth of our petrochemical business through the expansion of regional sales, and the research and development of new chemical and analytical services in areas of waste remediation, water treatment and specialty biodegradable cleaning compounds. As of March 31, 2009, our company had cash of $62,751 and a working capital deficit of $440,870.

We estimate that our general operating expenses for the next twelve month period to include at least $3,000,000 for exploration expenses and $420,000 for professional fees and general and administrative expenses for a total estimated funding of at least $3,420,000. Estimated operating expenses include provisions for consulting fees, salaries, travel, telephone, office rent, and ongoing legal, accounting, and audit expenses to comply with our reporting responsibilities as a public company under the United States Exchange Act of 1934, as amended.

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

We incurred a net loss of $328,810 for the three months ended March 31, 2009. As indicated above, we anticipate that our projected operating expenses for the next twelve months will be $3,420,000. We will be required to raise additional funds through the issuance of equity securities or through debt financing in order to carry-out our plan of operations for the next twelve month period. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates.

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

Going Concern

We have historically incurred losses. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, public offerings, bank financing and/or advances from related parties or shareholder loans.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operation are based upon the condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. There have been no changes to our critical accounting policies from those described in our annual report on Form 10-KSB for the year ended December 31, 2008.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report, being March 31, 2009, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s President and Chief Executive Officer. In connection with the completion of the review and issuance of the Form 10-Q report on our financial statements for the quarter ended March 31, 2009, we identified deficiencies that existed in the design or operation of our internal control over financial reporting that it considers to be “material weaknesses.” The PCAOB has defined a material weakness as a “significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.” The material weaknesses persisted during the period covered by this report.

The deficiencies in our internal controls related to equity transactions. The adjustments to those items were detected in the review process and have been appropriately recorded and disclosed in this report. We are in the process of improving our internal control over financial reporting in an effort to remediate these deficiencies through improved supervision and training of persons within our organization. Additional effort is needed to fully remedy these deficiencies and we are continuing our efforts to improve internal control over financial reporting.

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
Date: May 20, 2009