Form 10-Q
period 2009-06-30
ESP Resources, Inc.
filed 2009-08-19
CIK 1346526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	(Do not check if a smaller reporting	Smaller reporting company [X]
company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

30,945,259 common shares issued and outstanding as of August 17, 2009.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

     It is the opinion of management that the interim financial statements for the quarter ended June 30, 2009 includes all adjustments necessary in order to ensure that the interim financial statements are not misleading.

ESP Resources, Inc
Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2009	2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$31,569	$27,367
Accounts receivable, net	583,074	450,882
Inventories, net	245,136	221,575
Prepaid expenses and other current assets	40,077	101,904
Total current assets	899,856	801,728

Property and equipment, net	312,554	285,293
Oil and gas properties, unproven	799,900	1,067,381
Note receivable, net of allowance of $560,000 and $402,000, respectively	168,371	278,371
Restricted cash	33,346	22,876
Other assets	85,371	51,450

TOTAL ASSETS	$2,299,398	$2,507,099

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$484,759	$279,522
Factoring payable	301,791	226,868
Accrued expenses	114,814	106,446
Due to related parties	360,970	76,100
Guarantee liability	120,000	-
Current maturities of long-term debt and capital lease obligations	198,945	219,584
Loan from investor	54,664	100,000
Total current liabilities	1,635,943	1,008,520

Long-term debt (less current maturities)	379,353	367,431
Capital lease obligations (less current maturities)	26,348	35,829
Deferred lease cost	35,000	37,000

Total liabilities	2,076,644	1,448,780

STOCKHOLDERS' EQUITY
Common stock - $0.001 par value, 1,200,000,000 shares authorized,
23,195,259 and 19,206,429 shares issued and outstanding, respectively	23,195	19,206
Additional paid-in capital	2,266,602	1,570,133
Subscription receivable	(1,000)	(1,000)
Accumulated deficit	(2,066,043)	(530,020)
Total stockholders' equity	222,754	1,058,319

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,299,398	$2,507,099

The accompanying notes are an integral part of these consolidated financial statements.

ESP Resources, Inc.
Consolidated Statements of Operations
For the Six Months Ended June 30, 2009 and 2008
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

SALES, NET	$681,285	$401,356	$1,250,378	$827,722
COST OF GOODS SOLD	352,244	256,602	749,013	571,535
GROSS PROFIT	329,041	144,754	501,365	256,187

General and administrative	1,000,078	185,855	1,466,918	358,403
Impairment of oil and gas properties	267,482	-	267,482	-
Depreciation	6,273	4,109	10,918	7,428

LOSS FROM OPERATIONS	(944,792)	(45,210)	(1,243,953)	(109,644)

OTHER INCOME (EXPENSE)
Interest expense	(10,975)	(5,150)	(21,596)	(8,729)
Interest income	20	28	36	72
Factoring fees	(21,122)	(13,947)	(40,086)	(27,878)
Other expense	(344)	(87)	(424)	(836)
Loss on guarantee liability	(72,000)	-	(72,000)	-
Impairment loss on notes receivable	(158,000)	-	(158,000)	-
Total other income (expense)	(262,421)	(19,156)	(292,070)	(37,371)

NET LOSS	$(1,207,213)	$(64,366)	$(1,536,023)	$(147,015)

NET LOSS PER SHARE	$(0.05)	$(0.00)	$(0.07)	$(0.01)

WEIGHTED AVERAGE SHARES
OUTSTANDING	22,995,817	14,634,146	21,437,362	14,634,146

The accompanying notes are an integral part of these consolidated financial statements.

ESP Resources, Inc.
Consolidated Statement of Stockholders’ Equity
For the six months ended June 30, 2009
(Unaudited)

	Common stock			Subscription	Accumulated
	Number	Par Value	APIC	Receivable	Deficit	Total
Balance, December 31, 2008	19,206,429	$19,206	$1,570,133	$(1,000)	$(530,020)	$1,058,319
Stock based compensation	3,988,830	3,989	696,449	-	-	700,458
Net loss	-	-	-	-	(1,536,023)	(1,536,023)
Balance, June 30, 2009	23,195,259	$23,195	$2,266,602	$(1,000)	$(2,066,043)	$222,754

The accompanying notes are an integral part of these consolidated financial statements.

ESP Resources, Inc. and Subsidiaries
Consolidated Statements of Cash Flow
(Unaudited)

	For the six months ended
	June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,536,023)	$(147,015)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation (including cost of goods sold component)	43,314	38,614
Stock based compensation	700,458	-
Impairment of oil and gas properties	267,481	-
Impairment loss on notes receivable	158,000	-
Loss on guarantee liability	72,000	-
Changes in operating assets and liabilities:
Accounts receivable	(132,192)	52,517
Inventory	(23,561)	(83,749)
Prepaid expenses and other current assets	61,827	(35,934)
Other assets	(12,921)	(5,247)
Accounts payable	205,237	21,743
Accrued expenses	84,821	24,144
NET CASH USED IN OPERATING ACTIVITIES	(111,559)	(134,927)

CASH FLOWS FROM INVESTING ACTIVITIES
Restricted cash	(10,471)	(6,850)
Advances to Turf	-	(42,700)
Purchase of fixed assets	(22,752)	(8,226)
NET CASH USED IN INVESTING ACTIVITIES	(33,223)	(57,776)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long term debt	(33,455)	(28,153)
Borrowings for insurance financing	-	68,704
Repayment of capital leases	(4,206)	(4,140)
Net factoring advances	74,923	(2,526)
Payments on insurance financing	(52,812)	(37,609)
Repayments of loans from related parties	(45,336)	(10,000)
Proceeds from loans from related parties	209,870	85,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	148,984	71,276

NET INCREASE (DECREASE) IN CASH	4,202	(121,427)
CASH AT BEGINNING OF PERIOD	27,367	132,823

CASH AT END OF PERIOD	$31,569	$11,396

Non-cash investing and financing transactions:
Notes issued for purchase of property and equipment	$49,823	$42,837
Turf advances for payment of insurance financing	20,999	-
Financed Leasehold improvements	-	40,000

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$10,370	$6,897
Cash paid for taxes	-	-

The accompanying notes are an integral part of these consolidated financial statements.

ESP Resources, Inc.
Notes to Unaudited Consolidated Financial Statements
June 30, 2009

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. The results of operations presented for the six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the year. These condensed consolidated financial statements should be read in connection with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Concentrations

The Company has two major customers that together account for 34% of accounts receivable at June 30, 2009 and two major customers that together account for 52% of the total revenues earned for the six months ended June 30, 2009.

	Accounts
	receivable	Revenue
Customer A	22%	37%
Customer B	12%	15%

	34%	52%

The Company has a published agreed upon price for Customer A which is reviewed and revised annually. Currently, approval of proposed price increases are pending for this customer, thus the first and second quarter sales have been recorded at the 2008 prices.

The Company has one vendor that accounted for 18% of purchases and 5% of the ending accounts payable at June 30, 2009.

	Accounts
	Payable
		Purchases
Vendor A	5%	18%

	5%	18%

Impairment

Unevaluated properties which are excluded from amortization are assessed at least annually to ascertain whether impairment has occurred. Unevaluated properties whose costs are individually significant shall be assessed individually. Where it is not practicable to individually assess the amount of impairment of properties for which costs are not individually significant, such properties may be grouped for purposes of assessing impairment. Management considers the following factors in assessing properties for impairment:

Impairment may be estimated by applying factors based on historical experience and other data such as primary lease terms of the properties, average holding periods of unproved properties, and geographic and geologic data to groupings of individually insignificant properties and projects. The amount of impairment assessed under either of these methods shall be added to the costs to be amortized. In addition, management assesses the availability of financing on commercially viable terms in order to finance the development of the property. The Company individually evaluated the Block 83 and 84 Project and the Baker 80 Lease. These are the only unevaluated properties owned by the Company; therefore, no properties were evaluated as a group.

At June 30, 2009, the Company determined that its investment in the Baker 80 Lease was impaired. As a result, the Company recognized an impairment loss of $267,482 for the six months ended June 30, 2009. See Note 3 below.

Revenue recognition

The Company through its wholly owned subsidiary, ESP Petrochemicals, Inc., is a custom formulator of petrochemicals for the oil & gas industry. Since the products are specific to each location, the receipt of an order or purchase order starts the production process. Revenue is recognized when title and risk of loss have transferred to the customer and when contractual terms have been fulfilled. Transfer of title and risk of loss occurs when the product is delivered in accordance with the contractual shipping terms, generally to a land site or dock. Revenue is recognized based on the credit agreement with the customer at the agreed upon price.

Note 2 – Going Concern

The Company has net losses for the six months ended June 30, 2009 as well as negative operating cash flows and negative working capital.

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

Note 3 – Unevaluated oil and gas properties

Block 83 and 84 Project, JV

On March 6, 2008, our predecessor entity Pantera purchased a 10% interest in a joint venture formed pursuant to a joint venture agreement dated February 24, 2008 with Trius Energy, LLC, as the managing venturer, and certain other joint venturers, in consideration for $800,000. The joint venture was formed for the purpose of drilling certain oil and gas fields in Texas, USA. Upon entering into this agreement, a director of Trius Energy, LLC was appointed as a director of the Company. The initial well, the Sibley 84#1, was drilled and re-entered on the property. The well is currently shut in due to a blow out. Work to repair the blowout began in August 2009. The Company expects that the operator will receive insurance reimbursement late in 2009 to cover the cost of the repairs of the damage from the blow out. Although the Sibley 84#1 was tied to the gas gathering sale line and sold small amounts of natural gas, because of the blowout, Trius Energy LLC acting as managing venturer has verbally extended the carried interest for all joint venturers in the Sibley 84#1 for the Fusselman or Devonian zones. Trius is working to obtain additional funding for this well for this purpose and is contractually committed to fund the remaining two wells, Gulf Baker 83#1 and the Sibley 84#2, according to the joint venture agreement and private placement agreement to completion. However, this additional financing is highly dependent on the operational success of the Sibley 84#1, and there can be no assurance that the Sibley 84#1 will be successful.

Although work has begun to repair the blowout, there is a risk that damage to the well may exceed the value of the insurance coverage. If this is the case, there is a risk that there will not be additional financing above the insured amount to repair the well with the result that the value of the Company’s interest in the project will likely be impaired. This investment represents a working interest in oil and gas properties and is included in unevaluated oil and gas properties on the balance sheet.

Baker 80 Lease

By an agreement dated August 11, 2008, our predecessor entity Pantera acquired a 95% working interest and 71.25% revenue interest, in the Baker 80 Lease located in Pecos County, Texas (the “Property”) from Lakehills Production, Inc. (“Lakehills”) in consideration for $10,000 previously advanced and $726,000 to be paid as follows:

$150,000 on or before August 11, 2008– 15.66% (paid)
$200,000 on or before August 20, 2008 – 27.55% (paid)
$376,000 on or before September 30, 2008 – 51.79% (not paid)

The Company was given an indefinite verbal extension on the payment of the $376,000 to acquire an additional 51.79% . The Company negotiated a reduction in the purchase price for the final 51.79% to $87,190. On October 30, 2008, the Company borrowed $87,190 from a private equity drilling fund (the “Investor”) to purchase the remaining 51.79% working interest in the Property. The Investor advanced the funds directly to Lakehills, and the Company issued a promissory note to Investor for $87,190. The Company’s ownership in the Property is governed by the drilling program described below.

On October 30, 2008, we entered into and closed the definitive documents for the transaction with Lakehills and a private equity drilling fund (“the Investor”). Pursuant to the terms of the Agreement, we, along with Lakehills, entered into drilling arrangements with the Investor whereby we and Lakehills granted the Investor an exclusive option to fund the drilling, re-entry and completion of certain wells located in the West Gomez field (Baker Ranch) located in Pecos County, Texas. According to the terms of the Agreement, the Company and Lakehills transferred to the Investor a combined 100% working interest in the wells. Upon tie-in of each well, the Investor will own a 95% working interest in such well and the Investor will grant to Lakehills a 5% working interest. The Investor’s working interest shall remain 95% until such time as the Investor has achieved a 12% internal rate of return from its investment (“IRR”) in the well. Thereafter, the Investor will grant to us a 5% working interest and the Investor’s working interest percentage will be reduced to 90% until such time as the Investor has achieved a 20% IRR from its investment in the Well Program. Thereafter, the Investor will grant to us an additional 10% working interest such that our working interest will be 15% and the Investor’s working interest will be reduced to 80% until such time as the Investor has achieved a 25% IRR from its investment in the Well Program. Thereafter, the Investor will grant to us an additional 6% working interest such that our interest in such Well will be 21% and the Investor’s working interest will be reduced to 74% accordingly. In all cases, Lakehills’ working interest will remain at 5%.

The Investor shall receive 100% of the cash flows on the initial well (the “Initial Well”) until such cash flow received exceeds the $87,190 plus interest represented by a promissory note that we executed in favor of the Investor, which bears interest at 5% per year and was due April 30, 2009.

This note has been verbally extended indefinitely. No cash distributions shall be paid to us or to Lakehills until the Note has been paid in full. Upon full payment of the Note, we shall receive 100% of the cash flow from the Initial Well until the aggregate amount of such cash flow received by us totals $350,000. No cash distributions shall be made or otherwise accrue to the Investor or Lakehills during this period. Thereafter, the Investor will receive 50% of the Initial Well’s operating cash flow and we will receive 50% of the Initial Well’s operating cash flow until each party receives $175,000 (i.e., an aggregate of $350,000). No cash distributions shall be made or otherwise accrue to Lakehills during this period. Thereafter, cash distributions shall be calculated in accordance with the then current working interest ownership percentages associated with the Initial Well as outlined in the paragraph above. The distributions that would otherwise be payable to us pursuant to the immediately preceding sentence shall be paid to the Investor until the aggregate of such distributions paid to the Investor totals $175,000. The first $525,000 of cash flow received by us under the transaction documents shall be used to satisfy its obligations to certain investors under an oil and gas certificate agreement.

Lakehills issued a non-consent filing to the Investor in May 2009 under the terms of the Joint Operating Agreement dated October 30, 2008. The Investor immediately disputed this filing; however, the Investor has not performed as required in the agreement, and the Company believes that they do not intend to perform. Efforts at replacing the Investor with alternate financing have been ongoing without definitive success. Without current financing to complete the well, the Company has elected to write off its investment as of June 30, 2009. As a result, the Company recognized an impairment loss of $267,482 for the six months ended June 30, 2009.

Note 4 – Accounts Receivable and Allowance for Doubtful Accounts

Accounts Receivable and Allowance for Doubtful Accounts

The Company generally does not require collateral, and the majority of its trade receivables are unsecured. Our credit terms generally require payment within 30 days from the date of the sale. The carrying amount for accounts receivable approximates fair value.

Accounts receivable consisted of the following as of June 30, 2009 and December 31, 2008:

	June 30,	December 31,
	2009	2008
Trade receivables	$325,711	$248,690
Trade receivable – Acquisition target	257,363	202,192
Less: Allowance for doubtful accounts	-	-
Net accounts receivable	$583,074	$450,882

In February 2009, the Company entered into a non-binding letter of intent (“Letter of Intent”) to acquire 100% of the outstanding stock of a petrochemicals company (the “Target”). Included in accounts receivable at June 30, 2009 and December 31, 2008 are amounts due from the Target for sales of petrochemicals during 2008 and 2009. These accounts receivable have exceeded the normal 30-day payment terms. Under the terms of our Letter of Intent, if the acquisition is not consummated these receivables will be repaid with five percent interest. Management believes that the accounts receivable from the Target are fully collectible.

Accounts receivable are periodically evaluated for collectability based on past credit history with clients. Provisions for losses on accounts receivable are determined on the basis of loss experience, known and inherent risk in the account balance and current economic conditions. For the six months ended June 30, 2009 and 2008, the Company recorded no provision for doubtful accounts.

Note 5 – Notes receivable

Subsequent to the Company’s amended agreement with Aurora, Boreal and Artemis Energy PLC in September 2008, the Company has no ownership in Aurora or Boreal or their underlying assets. The Company holds notes receivable from Aurora and Boreal with a face value of $680,371. The notes represent a conversion of the Company’s previous ownership interests in Aurora and Boreal. The Company made cash advances totaling $670,000 to acquire the ownership interests which were later converted into notes receivable.

The notes have been reduced by an allowance of $536,000 and interest income is not being accrued on the notes based on the uncertainty of the collectability of the notes. In addition the Company has nominal options to purchase 27% of Aurora and 30% of Boreal from a third party, Artemis Energy PLC, at an exercise price of £10 for a term of 30 years; provided the fair market value of the shares subject to the option exceeds the value of the debt held by the Company under the aforementioned note receivable issued by such entity. The valuation requirement has not been met for either option and we do not expect that requirement to be met in the near future. Each option expires October 13, 2048 and carries and exercise price of £10. The options are considered nominal and are valued at $- on the balance sheet of the Company.

The Company did not exercise its option under the amended agreement to provide Aurora a $500,000 investment in exchange for a note and an additional option for 38% of its equity, or to provide Boreal a $500,000 investment in exchange for a note and an additional option for 35% of its equity by the April 30, 2009 deadline, as per the agreement. This deadline was verbally extended indefinitely. However, in order to focus on its core petrochemical business and existing and potential domestic exploration assets in a tight credit environment, the Company has elected to not pursue additional investments under the amended agreement.

During the six months ended June 30, 2009, the Company increased the allowance on the notes receivable by $134,000 to $536,000 as a result of increased uncertainty about the collectability of the notes. In addition, the Company increased the impairment on notes receivable recorded in relation to the guarantee liability by $24,000. (See further discussion in Note 9.) The Company recognized total impairment expense of $158,000 during the six months ended June 30, 2009.

Note 6 – Long term debt

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

Note 7 – Stockholders’ Equity

On March 4, 2009, the Company entered into consulting agreements with two individuals to provide strategic planning and financial consulting services for a period of six months. The Company issued a total of 1,653,000 shares of common stock to these individuals in payment for these services. The shares have fair value of $843,030 and vest over the service period. The Company valued the shares based on market value on the date of the agreement, and recognized compensation expense of $547,970 for the six months ended June 30, 2009. The fair value of the unvested shares is $295,060 as of June 30, 2009.

On March 23, 2009, the Company entered into consulting agreements with two individuals to provide services to the Company for a period of one and a half years. The Company issued a total of 2,000,000 shares of common stock to these individuals in payment for the services. The shares have a fair value of $800,000 and vest over the service period. The Company valued the shares based on market value on the date of the agreement, and recognized compensation expense of $144,444 for the six months ended June 30, 2009. The fair value of the unvested shares is $655,556 as of June 30, 2009.

On May 26, 2009, ESP entered into a five year agreement with a human resources company (the “HR Company”), to provide employment services to screen and select qualified candidates to satisfy the manpower needs of ESP. ESP is contractually liable to pay the HR Company $100,000 each year in stock. The annual fee is due as a prepayment ten days after the effective date, on May 26, 2009. The number of shares to be issued to the HR Company is determined by dividing 100,000 by the average closing trade price of the stock over the 10 trading days immediately preceding the applicable payment date. The average trading price for the period from May 26, 2009 to June 8, 2009 was $0.298. The number of shares to be issued to the HR Company is calculated to be 335,570. The Company valued the shares based on market value on the date of the agreement, and recognized a compensation expense of $8,044 for the six months ended June 30, 2009. The fair value of the unvested shares is $75,459 as of June 30, 2009.

Note 8 – Related party transaction

During the six months ended June 30, 2009, the Company borrowed $130,000 from DDA Corporation LLC, which is wholly owned by the Company’s president, and the company has repaid $9,000 on the loan. The note bears interest at 5% per year and matures January 23, 2010. The loans are unsecured, bear no interest, and are due on demand

During the six months ended June 30, 2009, Diversified, which is wholly owned by the Company’s president, advanced the company $40,000 for the Company’s expanding operations. The loans are unsecured, bear no interest, and are due on demand.

During the six months ended June 30, 2009, shareholders and management have advanced the company $39,960 for the Company’s expanding operations, and the Company has repaid $45,336 on the loan from our investor. The loans are unsecured, bear no interest, and are due on demand.

At June 30, 2009, the Company had balances due to stockholders and related parties as follows:

Amount
Due to Shareholder	$39,970
Due to CEO	135,000
Due to entities owned by President	186,000

During the current period, the Company accrued consulting expenses to a related entity in the amount of $63,000. The amount is included in accrued expenses at June 30, 2009.

Note 9 – Guarantee liability

On November 3, 2008, ESP provided a guarantee to a director of Aurora and Boreal who loaned $120,000 to Aurora and Boreal. In the event that Aurora and Boreal did not repay the loan by the due date of June 1, 2009, ESP guaranteed to make the payment in the form of a convertible note due June 1, 2011. The convertible note is non interest bearing and is convertible into common stock of ESP at $1.20 per share. In exchange for issuing the convertible note to the director, ESP will receive the right to receive payments under the director’s note receivable from Aurora and Boreal. The required payments have not been made by Aurora and Boreal. ESP has not received a demand for payment from the lender to issue the convertible note.

In accordance with FIN 45 “Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, ESP recorded the fair value of the guarantee liability at $48,000, which represents the fair value of the note receivable from Aurora and Boreal which ESP would take over from the director. The fair value of the note receivable was determined using the face amount of the note of $120,000 reduced by a 60% allowance consistent with ESP’s other note receivable from Aurora and Boreal. ESP recorded the corresponding receivable at the net amount of $48,000 ($120,000 face amount reduced by a $72,000 valuation allowance). This $48,000 is included in notes receivable on the balance sheet. See further discussion in Note 5.

On June 1, 2009 when Aurora and Boreal did not make the required payments on their notes payable to the director, ESP determined that the value of the guarantee liability should be increased to the full face amount of the guaranteed note of $120,000, resulting in a loss on guarantee liability of $72,000.

Note 10 – Subsequent Events

Subsequent events through August 18, 2009 are as follows:

On July 17, 2009, ESP entered into a three year employment agreement with Chris Metcalf to serve as CEO of the Company. Mr. Metcalf will receive cash compensation of $15,000 per month and normal employee benefits. In addition, he received a one-time grant of 1,500,000 shares of common stock.

On July 17, 2009, ESP entered into a three year employment agreement with David Dugas to serve as President of the Company. Mr. Dugas will receive cash compensation of $15,000 per month and normal employee benefits. In addition, he received a one-time grant of 1,500,000 shares of common stock.

On July 17, 2009, ESP entered into a three year employment agreement with Tony Primeaux to serve as President of ESP Petrochemicals. Mr. Primeaux will receive cash compensation of $10,000 per month and normal employee benefits. In addition, he received a one-time grant of 750,000 shares of common stock.

These 3,750,000 shares were valued at a price of $0.14 based on the closing price of common stock on July 17, 2009. The shares vest on the grant date and ESP will recognize a fair value of the stock based compensation of $525,000.

On July 21, 2009, ESP Resource, Inc, a Nevada Corporation, obtained a loan from a private fund (the “Fund”) in the principal amount of $75,000. The loan proceeds were advanced in a single tranche on July 29, 2009 for $67,500 net of $7,500 in loan origination fee. The loan is due in principal and interest on the fifty-sixth day following the date the applicable tranche was received. The loan is collateralized by the equipment purchased and is secured by 3,000,000 of ESP’s common stock. The shares were issued by ESP and are being held in escrow by a third-party.

As part of the loan agreement with the Fund, ESP will issue a detachable warrant to purchase 500,000 shares of common stock. 250,000 shares under the warrant agreement shall have an exercise price of $0.50 and the remaining 250,000 shares shall have an exercise price of $1.25, with vesting occurring immediately. The relative fair value of the warrant was estimated to be $3,219 based on the Black Scholes pricing model and was recorded as a discount to the note. The assumptions used in this model include (1) expected volatility of 70.89%, (2) expected term of 2 years, (3) discount rate of 96% and (4) zero expected dividends.

In connection with this loan agreement, ESP will recognize $7,500 or 10% of the loan amount for loan origination fee. In addition, ESP issued 1,000,000 shares of its own stock to the Fund on July 29, 2009. The shares were valued at $.082 based on the closing price of common stock on July 29, 2009. The fair value of these shares is estimated to be $82,000.

On July 31, 2009, ESP entered into a new factoring agreement with Midsouth Bank. ESP may obtain advances up to 90 percent of eligible accounts receivable, subject to a three percent factoring fee, and ten percent held in a reserve account, which is released to the Company upon payment of the receivable. The factoring agreement is subject to a revolving line of credit master note, which limits borrowing to $400,000. The line of credit is payable upon demand, or if no demand is paid, with monthly payments of interest at 15%. All outstanding principle plus accrued unpaid interest is due on June 30, 2010. The payment terms of the line of credit will not be enforced while the factoring agreement is in effect. The line of credit is secured by all inventory, accounts, and equipment of the Company and a commercial guarantee of a Company stockholder.

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

Oil and Gas Exploration

Chaco Basin Concessions: Share Purchase Agreement

Following the change in our business in late 2007, we conducted due diligence on potential acquisitions of suitable oil and gas properties in Paraguay, South America. On November 21, 2007, we entered into a share purchase agreement, as amended March 17, 2008 and July 30, 2008 (the “Original Agreement”), among our company, Artemis Energy PLC, formerly Pantera Oil and Gas PLC (“Artemis”), Aurora Petroleos SA (“Aurora”) and Boreal Petroleos SA (“Boreal”). To more effectively align the interests of our company with Artemis, Aurora and Boreal, and to provide for a potentially more efficient accounting and tax treatment for our company, Artemis, Aurora and Boreal under their respective tax and accounting regimes, the parties entered negotiations and further revised the Original Agreement. On September 9, 2008, we amended the agreement (“Restated Purchase Agreement”)as follows to (i) eliminate our ownership interest in Aurora and Boreal, (ii) obtain promissory notes for amounts paid under the Original Agreement, (iii) establish terms on which we may acquire an interest in Aurora and Boreal in the future, and (iv) establish terms on which Artemis may acquire an interest in the Company in the future.

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
	(ii)	Issue 30-year warrants to our company to purchase
A.

27% of the issued and outstanding shares of Aurora for an aggregate purchase price of £10, provided the fair market value of the shares subject to the warrant exceeds the value of the debt held by the Company under the note issued by Aurora under item (a)(i), above. The warrant is not currently exercisable, because the valuation requirement has not been met for this warrant and we do not expect that requirement to be met in the near future;

B.

30% of the issued and outstanding shares of Boreal for an aggregate purchase price of £10, provided the fair market value of the shares subject to the warrant exceeds the value of the debt held by the Company under the note issued by Boreal under item (b)(i), above. The warrant is not currently exercisable, because the valuation requirement has not been met for this warrant and we do not expect that requirement to be met in the near future

(d)

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

Warrants previously issued by Artemis to the Company to purchase an additional 58% of the issued and outstanding shares of Aurora for an aggregate price of $2,000,000 and 55% of the issued and outstanding shares of Boreal for an aggregate price of $2,000,000 have expired in accordance with their terms, because the Company was unable to exercise the warrants referenced in item (c)(ii), above, on or before April 30, 2009. The exercise date under the warrants was orally extended indefinitely. However, in order to focus on its core petrochemical business and existing and potential domestic exploration assets in a tight credit environment, the Company has elected to not pursue additional investments under the amended agreement

Block 83 84 Joint Venture

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

Work to repair the blowout began in August 2009. The Company expects that the operator will receive insurance reimbursement late in 2009 to cover the cost of the repairs of the damage from the blow out. Although the Sibley 84#1 was tied to the gas gathering sale line and sold small amounts of natural gas, because of the blowout, Trius Energy LLC acting as managing venturer has orally extended the carried interest for all joint venturers in the Sibley 84#1 in order to optimize production in either the Fusselman or Devonian zones. Trius is working to obtain additional funding for this well for this purpose and is contractually committed to fund the remaining two wells, Gulf Baker 83#1 and the Sibley 84#2, according to the joint venture agreement and private placement agreement to completion. However, this additional financing is highly dependent on the operational success of the Sibley 84#1, and there can be no assurance that the Sibley 84#1 will be successful.

Although work has begun to repair the blowout, there is a risk that damage to the well may exceed the value of the insurance coverage. If this is the case, there is a risk that there will not be additional financing above the insured amount to repair the well with the result that the value of the Company’s interest in the project will likely be impaired.

Baker Ranch Block 80

By an agreement dated August 11, 2008, our predecessor entity Pantera agreed to acquire a 95% working interest and 71.25% revenue interest, in the Baker 80 Lease located in Pecos County, Texas (the “Property”) from Lakehills Production, Inc. (“Lakehills”) in consideration for $10,000 previously advanced and $726,000 to be paid as follows:

  $150,000 on or before August 11, 2008– 15.66% (paid)
  $200,000 on or before August 20, 2008 – 27.55% (paid)
  $376,000 on or before September 30, 2008 – 51.79% (not paid)

The Company was given an indefinite verbal extension on the payment of the $376,000 to acquire an additional 51.79% . The Company, with the assistance of a private equity drilling fund (the “Investor”), negotiated a reduction in the purchase price for the final 51.79% to $87,190. On October 30, 2008, the Company borrowed $87,190 from the Investor to purchase the remaining 51.79% working interest in the Property. The Investor advanced the funds directly to Lakehills, and the Company issued a promissory note to Investor for $87,190. The Company’s ownership in the Property is governed by the drilling program described below.

On October 30, 2008, we entered into and closed the definitive documents for the transaction with Lakehills and a private equity drilling fund (“the Investor”). Pursuant to the terms of the Agreement, we, along with Lakehills, entered into drilling arrangements with the Investor whereby we and Lakehills granted the Investor an exclusive option to fund the drilling, re-entry and completion of certain wells located in the West Gomez field (Baker Ranch) located in Pecos County, Texas. According to the terms of the Agreement, the Company and Lakehills transferred to the Investor a combined 100% working interest in the wells. Upon tie-in of each well, the Investor will own a 95% working interest in such well and the Investor will grant to Lakehills a 5% working interest. The Investor’s working interest shall remain 95% until such time as the Investor has achieved a 12% internal rate of return from its investment (“IRR”) in the well. Thereafter, the Investor will grant to us a 5% working interest and the Investor’s working interest percentage will be reduced to 90% until such time as the Investor has achieved a 20% IRR from its investment in the Well Program. Thereafter, the Investor will grant to us an additional 10% working interest such that our working interest will be 15%

and the Investor’s working interest will be reduced to 80% until such time as the Investor has achieved a 25% IRR from its investment in the Well Program. Thereafter, the Investor will grant to us an additional 6% working interest such that our interest in such Well will be 21% and the Investor’s working interest will be reduced to 74% accordingly. In all cases, Lakehills’ working interest will remain at 5%.

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

Lakehills issued a non-consent filing to the Investor in May 2009 under the terms of the Joint Operating Agreement dated October 30, 2008. The Investor immediately disputed this filing; however, the Investor has not performed as required in the agreement, and the Company believes that they do not intend to perform. Efforts at replacing the Investor with alternate financing have been ongoing without definitive success. Although efforts to find alternative financing continue, without current financing to complete the well, the Company has elected to write off its investment as of June 30, 2009.

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

Distribution Methods

ESP Petrochemicals, Inc. : ESPPI's goal is first, to solve the customer’s problem at the well and optimize drilling or production, and secondly, the sale of product. Typically, the ESPPI team may gather information at a well site and enter this data into the analytical system at the company’s labs in Lafayette, Louisiana. The system provides testing parameters and reproduces conditions at the wellhead. This allows the ESPPI chemist to design and test a new chemical blend in a very short time. In many cases, a new blend may be in service at the well in as little as 24 hours.

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

West Gomez Projects : The West Gomez field has all of the necessary infrastructure to gather and deliver oil and natural gas when and if any of the projects enter into production.

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

For the six month periods ended June 30, 2009 and June 30, 2008

The following table summarizes the results of our operations during the six months ended June 30, 2009 and 2008, and provides information regarding the dollar and percentage increase or (decrease) from 2008 to 2009.

	Six months ended June 30,		Increase	% Increase
	2009	2008	(Decrease)	(Decrease)
Sales	$1,250,378	$827,722	$422,656	51%
Cost of goods sold	749,013	571,535	177,478	31%
Gross profit	501,365	256,187	245,178	96%
General and administrative expenses	1,466,918	358,403	1,108,515	310%
Impairment of oil and gas properties	267,482	-	267,482	N/A
Depreciation expense	10,918	7,428	3,490	47%
Loss from operations	(1,243,559)	(109,644)	(1,133,920)	1,035%
Total other income (expense)	(292,070)	(37,371)	(254,699)	683%
Net loss	(1,536,023)	(147,015)	(1,389,008)	945%

Sales

Sales revenue increased to $1,250,378 for the six months ended June 30, 2009 compared to $827,722 for the same period of 2008, an increase of $422,656. The customer base expanded between the second quarter of 2008 and the second quarter of 2009 due to increased sales coverage in Southern Louisiana and East Texas regions. ESPPI increased sales volume to several of our existing customers through supply of additional petrochemical products at customer well sites.

Cost of goods sold and gross profit

Cost of goods sold for the six months ended June 30, 2009 was $749,013, an increase of $177,478 or 31%, compared to $571,535 over the same period in 2008. Our gross profit increased to $501,365 for the six months ended June 30, 2009, an increase of $245,178 or 96%, compared to $256,187 for the same period of 2008. The percentage increase in cost of sales was smaller than the percentage increase in sales resulting in higher gross profit. This is due to a more favorable sales mix as a result of an increase in retail sales as a percentage of overall revenue as compared to wholesale revenue.

General and administrative expenses

General and administrative expenses increased to $1,466,918 for the six months ended June 30, 2009 compared to $358,403 for the same period of 2008. The expenses in 2009 include stock based compensation of $700,458. Excluding this expense the increase in general and administrative expenses would have been $407,663. This increase was primarily related to temporarily higher costs associated with combining the companies acquired late in 2008.

Net loss

Our net loss increased to a loss of $1,536,023 for the six months ended June 30, 2009 compared to a loss of $147,015 for the same period of 2008. The primary reason for the increase in the net loss was the increase in general and administrative expenses.

Cash Flow Used in Operating Activities

Operating activities used cash of $111,559 for the six months ended June 30, 2009, compared to using $134,927 for the six months ended June 30, 2008. The increase in cash used during the six months ended June 30, 2009 was primarily attributable to changes in our non-cash working capital balances related to operations, including prepaid expenses and other current assets, accounts payable, and accrued liabilities.

Cash Flow Used in Investing Activities

Investing activities used cash of $33,223 for the six month period ended June 30, 2009 compared to using $57,776 for the six month period ended June 30, 2008. The cash used in investing activities was a result of purchases of fixed assets.

Cash Flow Provided by Financing Activities

Financing activities generated cash of $148,484 for the six month period ended June 30, 2009 compared to generating $71,276 for the six month period ended June 30, 2008. The cash generated from financing activities was a result of proceeds from loans from related parties partially offset by repayments of those loans.

Liquidity And Capital Resources

As of June 30, 2009, our total assets were $2,299,398 and our total liabilities were $2,076,644. We had cash of $31,569, current assets of $899,856 and current liabilities of $1,635,943 as of June 30, 2009. We had negative working capital of $736,087 on that date.

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

Cash Requirements

Our plan of operations for the next 12 months involves the exploration of our oil and gas investments, the growth of our petrochemical business through the expansion of regional sales, and the research and development of new chemical and analytical services in areas of waste remediation, water treatment and specialty biodegradable cleaning compounds. As of June 30, 2009, our company had cash of $31,569 and a working capital deficit of $736,087.

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

We incurred a net loss of $1,536,023 for the six months ended June 30, 2009. As indicated above, we anticipate that our projected operating expenses for the next twelve months will be $3,420,000. We will be required to raise additional funds through the issuance of equity securities or through debt financing in order to carry-out our plan of operations for the next twelve month period. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates.

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

Our investments in Aurora Petroleos SA, Boreal Petroleos SA, our joint venture with Trius Energy, LLC are dependent on the efforts of others for the development of well sites and the generation of cash flow. There is no guaranty that those investments will not suffer material setbacks or will ever become productive. For example, the Block 83 84 Project JV that is under the joint venture with Trius Energy, LLC experienced a well-head blowout on November 12, 2008, which has delayed the development of that well. If the parties responsible for the development of such projects are unsuccessful in the development of those properties, the Company will lose its investments in those projects

The continuation of our business is dependent upon obtaining further financing and achieving a break even or profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current or future stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report, being June 30, 2009, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s President and Chief Executive Officer. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our financial reporting controls and procedures were not effective to ensure that information required to be reported in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In connection with the completion of the review and issuance of the Form 10-Q report on our financial statements for the quarter ended June 30, 2009, we identified deficiencies that existed in the design or operation of our internal control over financial reporting that it considers to be “material weaknesses.” The PCAOB has defined a material weakness as a “significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.” The material weaknesses persisted during the period covered by this report.

The deficiencies in our internal controls related to recording and valuing equity transactions related to the reverse acquisition. The adjustments to those items were detected in the review process and have been appropriately recorded and disclosed in this report. We are in the process of improving our internal control over financial reporting in an effort to remediate these deficiencies through improved supervision and training of persons within our organization. Additional effort is needed to fully remedy these deficiencies and we are continuing our efforts to improve internal control over financial reporting.

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

10.9	Agreement dated October 31, 2008 with Lakehills Production, Inc. and others (incorporated by reference from our Current Report on Form 8-K filed on November 5, 2008)

14.1	Code of Ethics (incorporated by reference from our Annual Report on Form 10-KSB filed on August 28, 2007)

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESP RESOURCES, INC.

By: /s/ Chris Metcalf
Chris Metcalf
Chief Executive Officer and Director
(Principal Executive Officer and
Principal Financial Officer)
Date: August 18, 2009