Form 10-Q
period 2009-09-30
ESP Resources, Inc.
filed 2009-11-23
CIK 1346526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to ____________

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

30,706,688 common shares issued and outstanding as of November 23, 2009.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

     It is the opinion of management that the interim financial statements for the quarter ended September 30, 2009 include all adjustments necessary in order to ensure that the interim financial statements are not misleading.

ESP Resources, Inc
Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2009	2008
ASSETS		(Restated)
CURRENT ASSETS
Cash and cash equivalents	$81,047	$27,367
Accounts receivable, net	736,074	450,882
Inventories, net	225,125	221,575
Prepaid expenses and other current assets	18,700	101,904
Total current assets	1,060,946	801,728

Property and equipment, net of accumulated depreciation of $196,433 and	295,466	285,293
$126,822, respectively
Oil and gas properties, unproven	-	1,067,381
Note receivable, net of allowance of $790,000 and $402,000, respectively	10,371	278,371
Restricted cash	53,545	22,876
Other assets	85,405	51,450

TOTAL ASSETS	$1,505,733	$2,507,099

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$421,811	$279,522
Factoring payable	373,858	226,868
Accrued expenses	153,989	106,446
Due to related parties	406,022	76,100
Guarantee liability	120,000	-
Current maturities of long-term debt and capital lease obligations	252,758	219,584
Loan from investor	-	100,000
Total current liabilities	1,728,438	1,008,520

Long-term debt (less current maturities)	366,816	367,431
Capital lease obligations (less current maturities)	33,406	35,829
Deferred lease cost	34,000	37,000

Total liabilities	2,162,660	1,448,780

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock - $0.001 par value, 1,200,000,000 shares authorized,
29,206,688 and 19,206,429 shares issued and outstanding, respectively	29,206	19,206
Additional paid-in capital	5,941,164	4,130,013
Subscription receivable	(1,000)	(1,000)
Accumulated deficit	(6,626,297)	(3,089,900)
Total stockholders' equity (deficit)	(656,927)	1,058,319
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,505,733	$2,507,099

The accompanying notes are an integral part of these consolidated financial statements.

ESP Resources, Inc.
Consolidated Statements of Operations
For the Three Months and Nine Months Ended September 30, 2009 and 2008
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008

SALES, NET	$760,504	$558,497	$2,010,882	$1,386,219
COST OF GOODS SOLD	529,005	353,896	1,278,018	925,431
GROSS PROFIT	231,499	204,601	732,864	460,788

General and administrative	1,194,629	183,889	2,661,547	542,292
Impairment of oil and gas properties	799,899	-	1,067,381	-
Depreciation	(680)	9,524	10,238	16,952

INCOME(LOSS) FROM OPERATIONS	(1,762,349)	11,188	(3,006,302)	(98,456)

OTHER INCOME (EXPENSE)
Interest expense	(56,736)	(3,232)	(78,332)	(11,961)
Interest income	19	32	55	104
Factoring fees	(22,801)	(16,728)	(62,887)	(44,606)
Other expense	(507)	(4)	(931)	(840)
Loss on guarantee liability	-	-	(72,000)	-
Impairment loss on notes receivable	(158,000)	-	(316,000)	-
Total other income (expense)	(238,025)	(19,932)	(530,095)	(57,303)

NET LOSS	$(2,000,374)	$(8,744)	$(3,536,397)	$(155,759)

NET LOSS PER SHARE	$(0.07)	$(0.01)	$(0.15)	$(0.01)

WEIGHTED AVERAGE SHARES
OUTSTANDING	27,548,260	14,634,146	23,528,371	14,634,146

The accompanying notes are an integral part of these consolidated financial statements.

ESP Resources, Inc.
Statement of Stockholders’ Equity
For the Nine Months ended September 30, 2009
(Unaudited)

	Common stock		Additional
		Par	paid-in	Subscription	Accumulated
	Number	Value	capital	Receivable	Deficit	Total
Balance, December 31, 2008
(Restated)	19,206,429	$19,206	$4,130,013	$(1,000)	$(3,089,900)	$1,058,319
Stock based compensation	7,928,830	7,929	1,695,973	-	-	1,703,902
Common stock and warrants issued
with debt	1,000,000	1,000	48,027			49,027
Fair value of common stock issued
in connection with debt	500,000	500	27,722	-	-	28,222
Common stock and warrants issued
in connection with private
placement	571,429	571	39,429	-	-	40,000
Net loss	-	-	-	-	(3,536,397)	(3,536,397)
Balance, September 30, 2009	29,206,688	$29,206	$5,941,164	$(1,000)	$(6,626,297)	$(656,927)

The accompanying notes are an integral part of these consolidated financial statements.

ESP Resources, Inc. and Subsidiaries
Consolidated Statements of Cash Flow
(Unaudited)

	For the nine months ended
	September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,536,397)	$(155,759)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation (including cost of goods sold component)	66,611	61,736
Stock based compensation	1,703,902	-
Amortization of debt discounts	49,027	-
Impairment of oil and gas properties	1,067,381	-
Impairment loss on notes receivable	316,000	-
Loss on guarantee liability	72,000	-
Changes in operating assets and liabilities:
Accounts receivable	(285,192)	(51,888)
Inventory	(3,550)	(71,370)
Prepaid expenses and other current assets	83,204	(21,972)
Other assets	(12,956)	-
Accounts payable and accrued expenses	189,834	147,591
Accounts payable - related party	71,009	-
NET CASH USED IN OPERATING ACTIVITIES	(219,127)	(91,664)

CASH FLOWS FROM INVESTING ACTIVITIES
Restricted cash	(30,670)	(5,209)
Purchase of fixed assets	(29,961)	(12,918)
NET CASH USED IN INVESTING ACTIVITIES	(60,631)	(18,127)

CASH FLOWS FROM FINANCING ACTIVITIES
Deferred lease costs	-	(2,000)
Proceeds from private placement	40,000	-
Repayment of long term debt	(48,277)	(47,817)
Repayment of capital leases	(6,488)	-
Net factoring advances	146,990	42,902
Payments on insurance financing	(85,152)	-
Repayments of loans from related parties	(100,000)	-
Proceeds from loans from related parties	329,921	32,300
Proceeds from short term loans	150,000	-
Repayment of short term loans	(93,556)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	333,438	23,385

NET INCREASE (DECREASE) IN CASH	53,680	(84,405)
CASH AT BEGINNING OF PERIOD	27,367	132,823

CASH AT END OF PERIOD	$81,047	$48,418
Non-cash investing and financing transactions:
Notes issued for purchase of property and equipment	$49,594	$42,837
Turf advances for payment of insurance financing	20,999	-
Financed Leasehold improvements	-	40,000
Guarantee Liability	48,000

The accompanying notes are an integral part of these consolidated financial statements.

ESP Resources, Inc.
Notes to Unaudited Consolidated Financial Statements
September 30, 2009

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. The results of operations presented for the nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the year. These condensed consolidated financial statements should be read in connection with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Concentrations

The Company has four major customers that together account for 69% of trade accounts receivable at September 30, 2009 and four major customers that together account for 68% of the total revenues earned for the nine months ended September 30, 2009.

	Accounts
	receivable	Revenue
Customer A	29%	39%
Customer B	10%	14%
Customer C	7%	10%
Customer D	23%	5%

	69%	68%

The Company has a published agreed upon price for Customer A which is reviewed and revised annually. Currently, approval of proposed price increases are pending for this customer, thus the first and second quarter sales have been recorded at the 2008 prices.

The Company has four vendors that accounted for 59% of purchases and 16% of the ending accounts payable at September 30, 2009.

	Accounts
	Payable	Purchases
Vendor A	10%	27%
Vendor B	5%	11%
Vendor C	1%	12%
Vendor D	-	9%

	16%	59%

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

At September 30, 2009, the Company determined that its investments in the Baker 80 Lease and Block 83 84 Project were impaired. As a result, the Company recognized an impairment loss of $1,067,381 for the nine months ended September 30, 2009. See Note 3 below.

Revenue recognition

The Company through its wholly owned subsidiary, ESP Petrochemicals, Inc., is a custom formulator of petrochemicals for the oil & gas industry. Since the products are specific to each location, the receipt of an order or purchase order starts the production process. Once the blending takes place, the order is delivered to the land site or dock. When the containers of blended petrochemicals are off-loaded at the dock, or they are stored on the land site, a delivery ticket is obtained, an invoice is generated and Company recognizes revenue. The invoice is generated based on the credit agreement with the customer at the agreed-upon price.

Revenue is recognized when title and risk of loss have transferred to the customer and when contractual terms have been fulfilled. Transfer of title and risk of loss occurs when the product is delivered in accordance with the contractual shipping terms, generally to a land site or dock. Revenue is recognized based on the credit agreement with the customer at the agreed upon price.

Note 2 – Going Concern

The Company has net losses for the nine months ended September 30, 2009 as well as negative operating cash flows and negative working capital.

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

Note 3 – Unevaluated oil and gas properties

Block 83 and 84 Project, JV

On March 6, 2008, our predecessor entity Pantera purchased a 10% interest in a joint venture formed pursuant to a joint venture agreement dated February 24, 2008 with Trius Energy, LLC, as the managing venturer, and certain other joint venturers, in consideration for $800,000. The joint venture was formed for the purpose of drilling certain oil and gas fields in Texas, USA. Upon entering into this agreement, a director of Trius Energy, LLC was appointed as a director of the Company. The initial well, the Sibley 84#1, was drilled and re-entered on the property. On April 1, 2008, the joint venture began re-entry operations on the Sibley 84 #1 Well. On August 16, 2008, the Sibley 84 #1 well of Block 83 84 Project JV entered production from the Devonian and Fusselman zones and began to sell natural gas. Sales were suspended to allow the well to unload fluid, and a separator was put in line with the stack-pak to better handle the formation water. In addition, the operator performed an acidization procedure on the perforations, or holes made in the production formation through which formation gas enters the wellbore. While bottom hole pressure remained strong after the acidization procedure, formation water from an undetermined zone continued to cause a significant decrease in the natural gas production rates, and caused the Block 83 84 Project JV to shut in the well for evaluation. While evaluating solutions from service providers to decrease the water production, on November 12, 2008, there was a reported well-head blowout. Multiple service companies were mobilized on location to control the well and place a Blow Out Preventer on the casing head at the surface of the well. The well is currently shut in due to the blow out. Work to repair the blowout began in August 2009. The Company expects that the operator will receive insurance reimbursement late in 2009 to cover the cost of the repairs of the damage from the blow out.

Although the Sibley 84#1 ("84#1") was tied to the gas gathering sale line and sold small amounts of natural gas, because of the blowout, Trius Energy LLC acting as managing venturer has verbally extended the carried interest for the Company in the Sibley 84#1 for the Fusselman or Devonian zones. Trius is working to obtain additional funding for this well for this purpose and is contractually committed to fund the remaining two wells, Gulf Baker 83#1 ("83#1") and the Sibley 84#2 ("84#2"), according to the joint venture agreement and private placement agreement to completion.

Under the definition of 17 CFR Section 210.4 -10, Subsection A(2), the Block 83 84 Project JV’s three well project does not meet the definition of proved reserves. While true there was production in 84#1 from the Devonian and Fusselman zones, it was so limited as to not rise to the definitional level of being economical to a reasonable certainty, especially in light of the unexpected water problem very shortly after production began, in addition to the subsequent blowout. The target zones in the 84#1 and 83#1 have not produced in these particular wells, aside from the small production in 84#1 before the water inflow and blowout. For 84#1, along with 83#1 and the undrilled prospect 84#2, the recovery of natural gas and crude oil is subject to reasonable doubt because of uncertainty as to economic factors, geology, and reservoir characteristics. As an example, 84#1’s target zones of the Devonian and Fusselman produced an uneconomical amount of water unexpectedly, and the economical producibility of those zones does not rise to the level of reasonable certainty. It is intended to obtain an independent reserve analysis once economic producibility is supported to the level of a reasonable certainty, if and when that occurs. At that time, we intend to obtain the analysis from an independent, third party reserve engineer. Until that time, the properties are classified as unproven.

In assessing the fair value of the Block 83 84 Project JV, the Company evaluated several factors and considered each factor according to its probability of its occurrence and its importance in the valuation processes. There are qualitative and quantitative considerations in each factor, and the Company combined its own professional experience with that of external parties to assess each factor. The first factor to be evaluated was the blow-out on the Sibley 84#1. While impossible for any operator or individual to definitively assess the full extent of the damage without beginning the repair work, estimates were made by the operator in its professional opinion. The operator carries a $5 million policy which covers blow-outs, and the estimate for the repair does not amount to 25% of the policy. Although work has begun to repair the blowout, there is a risk that damage to the well may exceed the value of the insurance coverage. In the Company’s assessment of the policy and the repair work, this risk is not inconsequential, but it does not rise to the threshold of more likely than not. If it is in fact the case that the damage exceeds the value of the insurance policy, there is a risk that there will not be additional financing above the insured amount to repair the well with the result that the value of the Company’s interest in the project would likely be impaired. This risk would fall upon Trius Energy LLC acting as managing venturer and all other joint venturers in the Sibley 84#1 for the Fusselman or Devonian zones. As above, it is the assessment that the insurance policy will more than likely cover the entire repair work.

There is the risk that upon completion of the work to repair the well from the blow-out that there will be additional water from either the Devonian or Fusselman that limits economic production. According to the perforation reports, the well was producing from both the Devonian and the Fusselman. While is it not uncommon for these formations to produce water, there is the risk that the water does not decrease as expected over time. This risk is assessed against the solution of testing and blocking off the formation causing the water so as to produce the available gas unimpeded. If it is found that neither the Devonian nor the Fusselman is commercially productive, then a possible solution and recommendation is that the operator perforate in the Lower Wolfcamp. The probability of both the Fusselman and Devonian zones producing water is limited due to the high shut in tubing pressure reading and casing pressure readings over time, in addition to the high down hole pressure readings. The risk in both the Sibley 84#1 and the Gulf Baker 83#1 is mitigated by the fact that they have multiple potential producible zones including the Fusselman, Devonian, Wolfcamp, and Atoka. Based upon an analysis of area production, well logs, and drilling and completion reports, while the risk exists that no zone is economically producible, it is assessed as not rising to the level of more likely than not because of the multiplicity of potential production zones.

An additional factor in assessing the carrying value is the ability of Trius Energy LLC as managing venturer to extend the carried interest for the Company in the Sibley 84#1. This factor is assessed on two levels, one for completing the Sibley 84#1 above the insurance policy maximum, and second, for completion should there be excessive water produced. As stated above, it is the second risk that is more probable, but is mitigated by two considerations. The first consideration is that if Trius cannot or will not extend the carried interest, then all joint venturers will be called for the capital. In this instance, the Company would be required to give 10% of the completion costs, and if not, it will be considered non-consent and lose rights to the well’s cash flow until such time as allowed under the non-consent provisions of the joint operating agreement. Although Trius is a third party, privately held company and does not allow access to its financial statements, it has verbally stated that it is contractually obligated to extend the carried interest as it relates to the Company and is in the process of liquidating other interests to fund the testing and blocking off of formation water, if necessary. The risk that Trius can liquidate interests can be assessed as higher than other risks, The Company would need to have 10% to preserve its rights, and the Company would need to either divert funds from ongoing operations or raise additional money in the form of debt or equity. There is no assurance that this will occur.

Similar to the assessment of the Sibley 84#1, the Company assessed the risk for the completion of the Sibley 84#2, a new oil drill, and the Baker 83#1 in evaluating the carrying value of the project. The main risk here is the credit risk of Trius Energy. Although information is not complete, and sales prices have declined, other factors such as drilling input costs, have also declined, making it less expensive to drill new wells and re-enter shut-in wells.

Another factor used in assessing the project is the price of natural gas and oil. The two gas re-entry wells are longer term assets with estimated remaining useful lives in multiple zones of over 10 years. The Company has stressed each well with lower prices and projected volumes. The stressed values were compared to sales prices of working interests at volumes and prices comparable to stressed prices. As the market for working interests is an illiquid market and may not necessarily be relied upon, the Company also compared the results using traditional present value analysis. The 84#2 is a new oil drill. The Company has also stressed the production and pricing models, and compared them to area production. For impairment purposes only, the Company used an expected value analysis, which is the weighted average of the present value of a downside, base, and upside cases, along with a total failure case, where the weights are the probabilities of occurrence of those values. Material assumptions for all cases included a $3.00/mmbtu for gas prices and $60/barrel oil price, which are below the U.S. Government Energy Information Administration’s Annual Energy Outlook 2009 Reference Case (Updated). The 84#1 assumed a base case of 2.5 million cubic feet per day production with a target Devonian zone while the 83#1 base case was the same from the target Lower Wolfcamp zone, based upon the log analysis and area production, along with the operator’s experience in the field. An 80 barrel per day production assumption from the Yates/7-Rivers formation was used for the 84#2. Additional assumptions included a 20% decline rate for the re-entry wells, and a 10% discount rate, applied to our 10% working interest, the same being a 7.5% net revenue interest.

At September 30, 2009, management determined that it would be more likely than not that Trius, who is responsible for paying our carried interest, would not be able to obtain the necessary funding to get the well operational. Management also learned that a vendor had obtained a default judgment against the operator of the well for unpaid invoices. Although the operator fully expects to resolve the issue and Trius fully expects to obtain the necessary financing, taking in totality the risks and their likelihood, at this time, the Company assessed that it is more likely than not that impairment has occurred given these factors. As a result, management has determined that its interest is fully impaired.

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

Lakehills issued a non-consent filing to the Investor in May 2009 under the terms of the Joint Operating Agreement dated October 30, 2008. The Investor immediately disputed this filing; however, the Investor has not performed as required in the agreement, and the Company believes that they do not intend to perform. Efforts at replacing the Investor with alternate financing have been ongoing without definitive success. Without current financing to complete the well, the Company has elected to write off its investment as of September 30, 2009. As a result, the Company recognized an impairment loss of $267,482 for the nine months ended September 30, 2009.

Note 4 – Accounts Receivable and Allowance for Doubtful Accounts

Accounts Receivable and Allowance for Doubtful Accounts

The Company generally does not require collateral, and the majority of its trade receivables are unsecured. Our credit terms generally require payment within 30 days from the date of the sale. The carrying amount for accounts receivable approximates fair value.

Accounts receivable consisted of the following as of September 30, 2009 and December 31, 2008:

	September	December
	30,	31,
	2009	2008
Trade receivables	$436,713	$248,690
Trade receivable – Acquisition target	299,362	202,192
Less: Allowance for doubtful accounts	-	-
Net accounts receivable	$736,074	$450,882

In February 2009, the Company entered into a non-binding letter of intent (“Letter of Intent”) to acquire 100% of the outstanding stock of a petrochemicals company (the “Target”)1 . Included in accounts receivable at September 30, 2009 and December 31, 2008 are amounts due from the Target for sales of petrochemicals during 2008 and 2009. These accounts receivable have exceeded the normal 30-day payment terms. Under the terms of our Letter of Intent, if the acquisition is not consummated these receivables will be repaid with five percent interest. Management believes that no allowance for bad debt is required on the receivables from the Target. The Company expects to close the transaction to acquire the Target during the first quarter of 2010.

ESP began discussions with the Target concerning a potential acquisition of the assets and business of the Target in early July, 2008. An approximate value of the acquisition was reviewed between the principals of the Target and ESP along with descriptions of the assets, receivables, current customer base, payables, debt structures, notes, and inventories of the Target. The principals agreed that any purchase price of the Target’s business would have a cash component and a stock component of ESP stock. The principals of ESP agreed to supply wholesale chemicals to the Target to assist the Target in increasing their business prospects and supplying their current and potential customer base while ESP continued the due diligence necessary to complete the Target acquisition.

1 The Target is owned by a 6% shareholder of ESP who is also the cousin of one of ESP’s major shareholders.

The principals of both companies agreed that any wholesale chemicals supplied by ESP to the Target and invoiced during this period would be deducted from the cash portion of the transaction at closing. During the period from July 22, 2008 through December 29, 2008, ESP supplied the Target with $202,192 of wholesale chemicals and storage equipment tanks. During this period, the price of oil declined from $143 per barrel to below $35 per barrel. The decline in oil product pricing caused several of the clients for the Target and ESP to scale back their use of petrochemicals at their field locations. This event hampered the ability of ESP to raise additional equity funds through the sale of securities of the company. Discussions between the principals of the Target and ESP continued and a letter of intent outlining the terms and conditions of a purchase of the Target was executed in February 2009. At the time of signing of the LOI, ESP anticipated the sale of company securities to raise approximately $1,000,000 in new equity for the company. To date, we have not been successful in the capital raise. The LOI with the Target has been extended indefinitely in anticipation of a successful equity raise by ESP. During the period from January 1, 2009 through September 30, 2009, ESP provided an additional $97,170 of wholesale chemicals to the Target. The LOI with the Target provides that in the event that a transaction is not completed, the Target would begin making payments on the outstanding invoices and an interest rate of 5% per annum would be added to the outstanding receivable until paid.

ESP and the Target have agreed verbally that the purchase of the Target business will no longer have a hard cash component, and will now consist of all of the outstanding invoices and amounts due ESP as the cash portion of the final negotiated purchase price plus ESP stock to fulfill the remainder of the total purchase price. We anticipate closing the transaction during the first quarter of 2010.

Accounts receivable are periodically evaluated for collectability based on past credit history with clients. Provisions for losses on accounts receivable are determined on the basis of loss experience, known and inherent risk in the account balance and current economic conditions. Since the inception of business in March, 2008, ESP has not experienced losses from bad debts. Our receivable aging has averaged less than 60 days since our inception. We believe that our accounts receivable are fully collectible as of September 30, 2009. For the nine months ended September 30, 2009 and 2008, the Company recorded no provision for doubtful accounts.

Note 5 – Notes receivable

Subsequent to the Company’s amended agreement with Aurora, Boreal and Artemis Energy PLC in September 2008, the Company has no ownership in Aurora or Boreal or their underlying assets. The Company holds notes receivable from Aurora and Boreal with a face value of $680,371. These notes are due September 9, 2013. The notes represent a conversion of the Company’s previous ownership interests in Aurora and Boreal. The Company made cash advances totaling $670,000 to acquire the ownership interests which were later converted into notes receivable.

The notes have been reduced by an allowance of $670,000 and interest income is not being accrued on the notes based on the uncertainty of the collectability of the notes. In addition the Company has nominal options to purchase 27% of Aurora and 30% of Boreal from a third party, Artemis Energy PLC, at an exercise price of £10 for a term of 30 years; provided the fair market value of the shares subject to the option exceeds the value of the debt held by the Company under the aforementioned note receivable issued by such entity. The valuation requirement has not been met for either option and we do not expect that requirement to be met in the near future. Each option expires October 13, 2048 and carries and exercise price of £10. The options are considered nominal and are valued at $- on the balance sheet of the Company.

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

We believe that it is probable that the notes receivable from Aurora and Boreal are impaired. The amount of the impairment has been estimated based on management’s judgment of the liquidation value of the underlying assets in the companies. In determining the amount of the valuation allowance, management considered the following factors:

  Estimated potential sale prices of Aurora and Boreal’s concessions compared to other concession properties in Paraguay. While no exact comparisons are available as each concession is unique in geography and data available, potential liquidation value of the concessions is a factor. Management has reviewed concessions in the area where possible; however, the availability of data is limited because each concession is privately held. In addition, each concession is unique and objective comparisons of value are virtually impossible. Management uses this information as a subjective indicator of value and trends in the area, matched with the value of the data available for the concessions held by Aurora and Boreal. While substantive quantitative work has been done to analyze the data available on the concessions from Aurora and Boreal, it is a unique property. Because of the lack of objective data from comparative properties, management has used its judgment and the review of qualitative information in order to value these notes.
  Our limited ability to compel Aurora and Boreal to sell the concessions in order to repay the notes
  Precipitous fall in oil and gas prices
  Contraction in credit and financing
  Curtailing of exploration activities by major oil and gas companies

Management used its experience and judgment to weigh these factors and determine the amount of the allowance.

During the nine months ended September 30, 2009, the Company increased the allowance on the notes receivable by $268,000 to $670,000 as a result of increased uncertainty about the collectability of the notes. In addition, the Company increased the impairment on notes receivable recorded in relation to the guarantee liability by $48,000. (See further discussion in Note 9.) The Company recognized total impairment expense of $316,000 during the nine months ended September 30, 2009.

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

On July 21, 2009, the Company borrowed $75,000 from a lender. The note bore interest at 10% per year and had a term of 56 days. In connection with the loan, the Company issued 1,000,000 shares of common stock and warrants to purchase 250,000 shares of common stock at an exercise price of $0.50 per share and warrants to purchase 250,000 shares of common stock at an exercise price of $1.25. The warrants have a term of two years. The Company evaluated the warrants under current account pronouncements and determined that they were properly classified as equity on the balance sheet. The warrants were valued using the Black-Scholes option pricing model with the following assumptions:

Stock price on the measurement date	$ 0.14
Risk-free interest rate	0.96%
Dividend yield	0%
Volatility factor	86%
Expected life (years)	2

The common stock was valued based on the trading price of the stock on the date of issuance. The relative fair value of the common stock and warrants was determined to be $46,752 and $2,275, respectively. This resulted in a total discount of $49,027 which was recorded as a discount on the debt and an increase in additional paid in capital. This discount was amortized over the life of the loan. The loan was repaid in September 2009 with the issuance of the note described below.

On September 23, 2009, the Company borrowed $75,000 from a lender. The note bears interest at 5% per year and has a term of 90 days. In connection with the loan, the Company issued 500,000 shares of common stock to the lender. The shares were valued based on the market value of the stock on the date of issuance. The relative fair value of the note and the common stock was determined to be $46,778 and $28,222, respectively. As a result, the Company recorded a discount of $28,222 with a corresponding increase in equity. The discount is being amortized over the life of the note.

Note 7 – Stockholders’ Equity

On March 4, 2009, the Company entered into consulting agreements with two individuals to provide strategic planning and financial consulting services for a period of six months. The Company issued a total of 1,653,000 shares of common stock to these individuals in payment for these services. The shares have fair value of $843,030 and vest over the service period. The Company valued the shares based on market value on the date of the agreement, and recognized compensation expense of $843,030 for the nine months ended September 30, 2009. All shares are vested as of September 30, 2009.

On March 23, 2009, the Company entered into consulting agreements with two individuals to provide services to the Company for a period of one and a half years. The Company issued a total of 2,000,000 shares of common stock to these individuals in payment for the services. The shares have a fair value of $800,000 and vest over the service period. The Company valued the shares based on market value on the date of the agreement, and recognized compensation expense of $277,778 for the nine months ended September 30, 2009. The fair value of the unvested shares is $522,222 as of September 30, 2009.

On May 26, 2009, ESP entered into a five year agreement with a human resources company (the “HR Company”), to provide employment services to screen and select qualified candidates to satisfy the manpower needs of ESP. ESP is contractually liable to pay the HR Company $100,000 each year in stock. The annual fee is due as a prepayment ten days after the effective date, on May 26, 2009. The number of shares to be issued to the HR Company is determined by dividing $100,000 by the average closing trade price of the stock over the 10 trading days immediately preceding the applicable payment date. The average trading price for the period from May 26, 2009 to June 8, 2009 was $0.298. The number of shares to be issued to the HR Company is calculated to be 335,570. The Company valued the shares based on market value on the date of the agreement, and recognized a compensation expense of $37,234 for the nine months ended September 30, 2009. The fair value of the unvested shares is $46,658 as of September 30, 2009.

On July 17, 2009, the Company issued 1,500,000 shares of common stock to each of David Dugas, the Company’s president, and Chris Metcalf, the Company’s CEO. The shares were valued at $0.14 per share based on the market value of the stock on the date of issuance. The Company recognized compensation expense of $420,000 during the nine months ended September 30, 2009.

On July 17, 2009, the Company issued 750,000 shares of common stock to an employee. The shares were valued at $0.14 per share based on the market value of the stock on the date of issuance. The Company recognized compensation expense of $105,000 during the nine months ended September 30, 2009.

On July 21, 2009, the Company issued 1,000,000 shares of common stock in connection with the issuance of debt. On September 23, 2009, the Company issued 500,000 shares of common stock in connection with the issuance of debt. See Note 6 above.

On September 10, 2009, the Company entered into a consulting agreement with an individual. Under the terms of the agreement, the Company will issue 150,000 shares of common stock upon signing the agreement and will make monthly payments beginning September 30, 2009 of either (i) $5,000 in cash or (ii) $6,000 of common stock determined by the average trading price of the stock over the ten day trading period ending on the 30th of that month at the Company’s option. If, on the date the agreement terminates or expires, the fair market value of the initial 150,000 shares of common stock is less than the fair market value of the date of grant, the Company must issue such additional number of shares of common stock to make the fair market value of all the shares issued equal the fair market value on the date of grant. At September 30, 2009, the fair market value of the initial shares was not below the fair market value on the date of grant. The 150,000 shares of common stock were valued at $16,500 based on the fair market value on the date of grant. This amount was recognized as consulting expense in the nine months ended September 30, 2009. The Company granted 40,000 shares of common stock to the consultant for the payment of September 2009 fees. The shares were valued at $4,360 based on the fair value of those shares on the measurement date.

On September 16, 2009, ESP received proceeds of $40,000 from the sale of 571,429 Units in a private placement. Each unit consists of one share of common stock, one warrant for the purchase of a share of common stock at an exercise price of $0.25 for a period of one year, and a warrant for the purchase of a share of common stock at an exercise price of $1.00 for a period of one year beginning on the first anniversary of the issuance of the warrant. The warrants were valued using the Black-Scholes option pricing model with the following assumptions: stock price on the measurement date of $0.10; warrant term of 1-2 years; expected volatility of 71%; and discount rate of 0.38% - 1.01% . The proceeds were allocated as follows:

Common stock	$37,736
$0.25 warrant	1,859
$1.00 warrant	405
Total proceeds	$40,000

Note 8 – Related party transaction

During the nine months ended September 30, 2009, the Company borrowed $130,000 from DDA Corporation LLC, which is wholly owned by the Company’s president, and the company has repaid $9,000 on the loan. The note bears interest at 5% per year and matures January 23, 2010. The loans are unsecured, bear no interest, and are due on demand

During the nine months ended September 30, 2009, Diversified, which is wholly owned by the Company’s president, advanced the company $40,000 for the Company’s expanding operations. The loans are unsecured, bear no interest, and are due on demand.

During the nine months ended September 30, 2009, shareholders and management have advanced the company $39,960 for the Company’s expanding operations, and the Company has repaid $45,336 on the loan from our investor. The loans are unsecured, bear no interest, and are due on demand.

At September 30, 2009, the Company had balances due to stockholders and related parties as follows:

Amount
Due to Shareholder	$139,220
Due to CEO	172,138
Due to entities owned by President	95,664

During the current period, the Company accrued consulting expenses to a related entity in the amount of $63,000. The amount is included in accrued expenses at September 30, 2009.

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

Note 9 – Guarantee liability

On November 3, 2008, ESP provided a guarantee to a director of Aurora and Boreal who loaned $120,000 to Aurora and Boreal. ESP provided this guarantee to encourage the director’s continued employment and commitment ot the development of the concessions held by Aurora and Boreal, which the Company believed was vital to the future success of Aurora and Boreal. In the event that Aurora and Boreal did not repay the loan by the due date of June 1, 2009, ESP guaranteed to make the payment in the form of a convertible note due June 1, 2011. The convertible note is non interest bearing and is convertible into common stock of ESP at $1.20 per share. In exchange for issuing the convertible note to the director, ESP will receive the right to receive payments under the director’s note receivable from Aurora and Boreal. The required payments have not been made by Aurora and Boreal. ESP has not received a demand for payment from the lender to issue the convertible note.

In accordance with current accounting pronouncements, ESP recorded the fair value of the guarantee liability at $48,000, which represents the fair value of the note receivable from Aurora and Boreal which ESP would take over from the director. The fair value of the note receivable was determined using the face amount of the note of $120,000 reduced by a 60% allowance consistent with ESP’s other note receivable from Aurora and Boreal. ESP recorded the corresponding receivable at the net amount of $48,000 ($120,000 face amount reduced by a $72,000 valuation allowance). This $48,000 is included in notes receivable on the balance sheet. See further discussion in Note 5.

On June 1, 2009 when Aurora and Boreal did not make the required payments on their notes payable to the director, ESP determined that the value of the guarantee liability should be increased to the full face amount of the guaranteed note of $120,000, resulting in a loss on guarantee liability of $72,000.

Note 10 – Subsequent Events

Subsequent events have been reviewed through November 23, 2009.

In October and November 2009, the Company received proceeds of $105,000 from the sales of 1,500,000 units in a private placement. Each unit consists of one share of common stock, one warrant for the purchase of a share of common stock at an exercise price of $0.25 for a period of one year, and a warrant for the purchase of a share of common stock at an exercise price of $1.00 for a period of one year beginning on the first anniversary of the issuance of the warrant.

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

(i)

the prior indebtedness owed to our company is $335,000 and to issue a five year note (due on September 9, 2013) bearing 5% simple interest, in a form to be mutually agreed upon by Aurora and our company;

(ii)

issue a five year note bearing 5% simple interest, in a form to be mutually agreed upon by Aurora and our company, to our company in an amount equal to any future payments made by our company to Aurora pursuant to the amended agreement; and

(iii) the terms of repayment of any outstanding amounts to our company;

(b)	Boreal acknowledged and agreed to:

(i)

the prior indebtedness owed to our company is $335,000 and to issue a five year note (due September 13, 2013) bearing 5% simple interest, in a form to be mutually agreed upon by Boreal and our company;

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

Subsequent to the Company’s amended agreement with Aurora, Boreal and Artemis Energy PLC in September 2008, the Company has no ownership in Aurora or Boreal or their underlying assets. The Company holds notes receivable from Aurora and Boreal with a face value of $680,371. These notes are due September 9, 2013. The notes represent a conversion of the Company’s previous ownership interests in Aurora and Boreal. The Company made cash advances totaling $670,000 to acquire the ownership interests which were later converted into notes receivable.

The notes have been reduced by an allowance of $670,000 and interest income is not being accrued on the notes based on the uncertainty of the collectability of the notes. In addition the Company has nominal options to purchase 27% of Aurora and 30% of Boreal from a third party, Artemis Energy PLC, at an exercise price of £10 for a term of 30 years; provided the fair market value of the shares subject to the option exceeds the value of the debt held by the Company under the aforementioned note receivable issued by such entity. The valuation requirement has not been met for either option and we do not expect that requirement to be met in the near future. Each option expires October 13, 2048 and carries and exercise price of £10. The options are considered nominal and are valued at $- on the balance sheet of the Company.

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

We believe that it is probable that the notes receivable from Aurora and Boreal are impaired. The amount of the impairment has been estimated based on management’s judgment of the liquidation value of the underlying assets in the companies. We provided a valuation allowance on our notes receivable from Aurora and Boreal. In determining the amount of the valuation allowance, management considered the following factors:

  Estimated potential sale prices of Aurora and Boreal’s concessions compared to other concession properties in Paraguay. While no exact comparisons are available as each concession is unique in geography and data available, potential liquidation value of the concessions is a factor. Management has reviewed concessions in the area where possible; however, the availability of data is limited because each concession is privately held. In addition, each concession is unique and objective comparisons of value are virtually impossible. Management uses this information as a subjective indicator of value and trends in the area, matched with the value of the data available for the concessions held by Aurora and Boreal. While substantive quantitative work has been done to analyze the data available on the concessions from Aurora and Boreal, it is a unique property. Because of the lack of objective data from comparative properties, management has used its judgment and the review of qualitative information in order to value these notes.
  Our limited ability to compel Aurora and Boreal to sell the concessions in order to repay the notes
  Precipitous fall in oil and gas prices
  Contraction in credit and financing
  Curtailing of exploration activities by major oil and gas companies

Management used its experience and judgment to weigh these factors and determine the amount of the allowance.

During the nine months ended September 30, 2009, the Company increased the allowance on the notes receivable by $268,000 to $670,000 as a result of increased uncertainty about the collectability of the notes.

Block 83 84 Joint Venture

On March 6, 2008, our predecessor entity Pantera purchased a 10% interest in a joint venture formed pursuant to a joint venture agreement dated February 24, 2008 with Trius Energy, LLC, as the managing venturer, and certain other joint venturers, in consideration for $800,000. The joint venture was formed for the purpose of drilling certain oil and gas fields in Texas, USA. Upon entering into this agreement, a director of Trius Energy, LLC was appointed as a director of the Company. The initial well, the Sibley 84#1, was drilled and re-entered on the property. On April 1, 2008, the joint venture began re-entry operations on the Sibley 84 #1 Well. On August 16, 2008, the Sibley 84 #1 well of Block 83 84 Project JV entered production from the Devonian and Fusselman zones and began to sell natural gas. Sales were suspended to allow the well to unload fluid, and a separator was put in line with the stack-pak to better handle the formation water. In addition, the operator performed an acidization procedure on the perforations, or holes made in the production formation through which formation gas enters the wellbore. While bottom hole pressure remained strong after the acidization procedure, formation water from an undetermined zone continued to cause a significant decrease in the natural gas production rates, and caused the Block 83 84 Project JV to shut in the well for evaluation. While evaluating solutions from service providers to decrease the water production, on November 12, 2008, there was a reported well-head blowout. Multiple service companies were mobilized on location to control the well and place a Blow Out Preventer on the casing head at the surface of the well. The well is currently shut in due to the blow out. Work to repair the blowout began in August 2009. The Company expects that the operator will receive insurance reimbursement late in 2009 to cover the cost of the repairs of the damage from the blow out.

Although the Sibley 84#1 was tied to the gas gathering sale line and sold small amounts of natural gas, because of the blowout, Trius Energy LLC acting as managing venturer has verbally extended the carried interest for the Company in the Sibley 84#1 for the Fusselman or Devonian zones. Trius is working to obtain additional funding for this well for this purpose and is contractually committed to fund the remaining two wells, Gulf Baker 83#1 and the Sibley 84#2, according to the joint venture agreement and private placement agreement to completion.

Under the definition of 17 CFR Section 210.4 -10, Subsection A(2), the Block 83 84 Project JV’s three well project does not meet the definition of proved reserves. While true there was production in 84#1 from the Devonian and Fusselman zones, it was so limited as to not rise to the definitional level of being economical to a reasonable certainty, especially in light of the unexpected water problem very shortly after production began, in addition to the subsequent blowout. The target zones in the 84#1 and 83#1 have not produced in these particular wells, aside from the small production in 84#1 before the water inflow and blowout. For 84#1, along with 83#1 and the undrilled prospect 84#2, the recovery of natural gas and crude oil is subject to reasonable doubt because of uncertainty as to economic factors, geology, and reservoir characteristics. As an example, 84#1’s target zones of the Devonian and Fusselman produced an uneconomical amount of water unexpectedly, and the economical producibility of those zones does not rise to the level of reasonable certainty. It is intended to obtain an independent reserve analysis once economic producibility is supported to the level of a reasonable certainty, if and when that occurs. At that time, we intend to obtain the analysis from an independent, third party reserve engineer. Until that time, the properties are classified as unproven.

In assessing the fair value of the Block 83 84 Project JV, the Company evaluated several factors and considered each factor according to its probability of its occurrence and its importance in the valuation processs. There are qualitative and quantitative considerations in each factor, and the Company combined its own professional experience with that of external parties to assess each factor. The first factor to be evaluated was the blow-out on the Sibley 84#1. While impossible for any operator or individual to definitively assess the full extent of the damage without beginning the repair work, estimates were made by the operator in its professional opinion. The operator carries a $5 million policy which covers blow-outs, and the estimate for the repair does not amount to 25% of the policy. Although work has begun to repair the blowout, there is a risk that damage to the well may exceed the value of the insurance coverage. In the Company’s assessment of the policy and the repair work, this risk is not inconsequential, but it does not rise to the threshold of more likely than not. If it is in fact the case that the damage exceeds the value of the insurance policy, there is a risk that there will not be additional financing above the insured amount to repair the well with the result that the value of the Company’s interest in the project would likely be impaired. This risk would fall upon Trius Energy LLC acting as managing venturer and all other joint venturers in the Sibley 84#1 for the Fusselman or Devonian zones. As above, it is the assessment that the insurance policy will more than likely cover the entire repair work.

There is the risk that upon completion of the work to repair the well from the blow-out that there will be additional water from either the Devonian or Fusselman that limits economic production. According to the perforation reports, the well was producing from both the Devonian and the Fusselman. While is it not uncommon for these formations to produce water, there is the risk that the water does not decrease as expected over time. This risk is assessed against the solution of testing and blocking off the formation causing the water so as to produce the available gas unimpeded. If it is found that neither the Devonian nor the Fusselman is commercially productive, then a possible solution and recommendation is that the operator perforate in the Lower Wolfcamp. The probability of both the Fusselman and Devonian zones producing water is limited due to the high shut in tubing pressure reading and casing pressure readings over time, in addition to the high down hole pressure readings. The risk in both the Sibley 84#1 and the Gulf Baker 83#1 is mitigated by the fact that they have multiple potential producible zones including the Fusselman, Devonian, Wolfcamp, and Atoka. Based upon an analysis of area production, well logs, and drilling and completion reports, while the risk exists that no zone is economically producible, it is assessed as not rising to the level of more likely than not because of the multiplicity of potential production zones.

An additional factor in assessing the carrying value is the ability of Trius Energy LLC as managing venturer to extend the carried interest for the Company in the Sibley 84#1. This factor is assessed on two levels, one for completing the Sibley 84#1 above the insurance policy maximum, and second, for completion should there be excessive water produced. As stated above, it is the second risk that is more probable, but is mitigated by two considerations. The first consideration is that if Trius cannot or will not extend the carried interest, then all joint venturers will be called for the capital. In this instance, the Company would be required to give 10% of the completion costs, and if not, it will be considered non-consent and lose rights to the well’s cash flow until such time as allowed under the non-consent provisions of the joint operating agreement. Although Trius is a third party, privately held company and does not allow access to its financial statements, it has verbally stated that it is contractually obligated to extend the carried interest as it relates to the Company and is in the process of liquidating other interests to fund the testing and blocking off of formation water, if necessary. The risk that Trius can liquidate interests can be assessed as higher than other risks, The Company would need to have 10% to preserve its rights, and the Company would need to either divert funds from ongoing operations or raise additional money in the form of debt or equity. There is no assurance that this will occur.

Similar to the assessment of the Sibley 84#1, the Company assessed the risk for the completion of the Sibley 84#2, a new oil drill, and the Baker 83#1 in evaluating the carrying value of the project. The main risk here is the credit risk of Trius Energy. Although information is not complete, and sales prices have declined, other factors such as drilling input costs, have also declined, making it less expensive to drill new wells and re-enter shut-in wells.

Another factor used in assessing the project is the price of natural gas and oil. The two gas re-entry wells are longer term assets with estimated remaining useful lives in multiple zones of over 10 years. The Company has stressed each well with lower prices and projected volumes. The stressed values were compared to sales prices of working interests at volumes and prices comparable to stressed prices. As the market for working interests is an illiquid market and may not necessarily be relied upon, the Company also compared the results using traditional present value analysis. The 84#2 is a new oil drill. The Company has also stressed the production and pricing models, and compared them to area production. For impairment purposes only, the Company used an expected value analysis, which is the weighted average of the present value of a downside, base, and upside cases, along with a total failure case, where the weights are the probabilities of occurrence of those values. Material assumptions for all cases included a $3.00/mmbtu for gas prices and $60/barrel oil price, which are below the U.S. Government Energy Information Administration’s Annual Energy Outlook 2009 Reference Case (Updated). The 84#1 assumed a base case of 2.5 million cubic feet per day production with a target Devonian zone while the 83#1 base case was the same from the target Lower Wolfcamp zone, based upon the log analysis and area production, along with the operator’s experience in the field. An 80 barrel per day production assumption from the Yates/7-Rivers formation was used for the 84#2. Additional assumptions included a 20% decline rate for the re-entry wells, and a 10% discount rate, applied to our 10% working interest, the same being a 7.5% net revenue interest.

At September 30, 2009, management determined that it would be more likely than not that Trius, who is responsible for paying our carried interest, would not be able to obtain the necessary funding to get the well operational. Management also learned that a vendor had obtained a default judgement against the operator of the well for unpaid invoices. Although the operator fully expects to resolve the issue and Trius fully expects to obtain the necessary financing, taking in totality the risks and their likelihood, at this time, the Company assessed that it is more likely than not that impairment has occurred given these factors. As a result, management has determined that its intrest in the project is fully impaired.

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

  $150,000 on or before August 11, 2008– 15.66% (paid)
  $200,000 on or before August 20, 2008 – 27.55% (paid)
  $376,000 on or before September 30, 2008 – 51.79% (not paid)

The Company was given an indefinite verbal extension on the payment of the $376,000 to acquire an additional 51.79% . The Company, with the assistance of a private equity drilling fund (the “Investor”), negotiated a reduction in the purchase price for the final 51.79% to $87,000. On October 30, 2008, the Company borrowed $87,190 from the Investor to purchase the remaining 51.79% working interest in the Property. The Investor advanced the funds directly to Lakehills, and the Company issued a promissory note to Investor for $87,190. The Company’s ownership in the Property is governed by the drilling program described below.

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

Lakehills issued a non-consent filing to the investor in May 2009 under the terms of the Joint Operating Agreement dated October 30, 2008. The Investor immediately disputed this filing; however, the Investor has not performed as required in the agreement, and the Company believes that they do not intend to perform. Efforts at replacing the Investor with alternate financing have been ongoing without definitive success. Although efforts to find alternative financing continue, without current financing to complete the well, the Company elected to write off its investment as of September 30, 2009.

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

For the three month periods ended September 30, 2009 and September 30, 2008

The following table summarizes the results of our operations during the three months ended September 30, 2009 and 2008, and provides information regarding the dollar and percentage increase or (decrease) from 2008 to 2009.

	Three months ended
	September 30,		Increase	% Increase
	2009	2008	(Decrease)	(Decrease)
Sales	$760,504	$558,497	202,007	36.2%
Cost of goods sold	529,005	353,896	175,109	49.5%
Gross profit	231,499	204,601	26,898	13.1%
Total general and administrative expenses	1,194,630	183,889	1,010,741	549.5%
Impairment of oil and gas properties	799,899	-	799,899	n/a
Depreciation expense	(680)	9,524	10,204	107%
Loss from operations	(1,762,349)	(11,188)	1,751,161	15,659.2%
Total other income (loss)	(238,025)	(19,932)	218,093	1,094.2%
Net loss	(2,000,374)	(8,744)	1,991,630	22,777.1%

Sales

Sales revenue increased to $760,504 for the three months ended September 30, 2009 compared to $558,497 for the same period of 2008, an increase of $202,007. The customer base expanded between the second quarter of 2008 and the third quarter of 2009 due to increased sales coverage in Southern Louisiana and East Texas regions. ESPPI increased sales volume to several of our existing customers through supply of additional petrochemical products at customer well sites.

Cost of goods sold and gross profit

Cost of goods sold for the three months ended September 30, 2009 was $529,005, an increase of $175,109 or 50%, compared to $353,896 over the same period in 2008. Our gross profit increased to $231,499 for the three months ended September 30, 2009, an increase of $26,898 or 13%, compared to $204,601 for the same period of 2008. The percentage increase in cost of sales was higher than the percentage increase in sales resulting in lower gross profit.

General and administrative expenses

General and administrative expenses increased to $1,194,630 for the three months ended September 30, 2009 compared to $183,889 for the same period of 2008. The expenses in 2009 include stock based compensation of $1,003,444. Excluding this expense the increase in general and administrative expenses would have been $11,237.

Net loss

Our net loss increased to a loss of $2,000,375 for the three months ended September 30, 2009 compared to a loss of $8,744 for the same period of 2008. The primary reason for the increase in the net loss was the increase in general and administrative expenses related to stock based compensation and the impairment of oil and gas properties and notes receivable.

For the nine month periods ended September 30, 2009 and September 30, 2008

The following table summarizes the results of our operations during the nine months ended September 30, 2009 and 2008, and provides information regarding the dollar and percentage increase or (decrease) from 2008 to 2009.

	Nine months ended
	September 30,		Increase	% Increase
	2009	2008	(Decrease)	(Decrease)
Sales	$2,010,882	$1,386,219	624,663	45.1%
Cost of goods sold	1,278,018	925,431	352,587	38.1%
Gross profit	732,864	460,788	272,076	59.0%
Total general and administrative expenses	2,661,547	542,292	2,119,255	390.8%
Impairment of oil and gas properties	1,067,381	-	1,067,381	n/a
Depreciation expense	10,238	16,952	(6,714)	(39.6%	)
Loss from operations	(3,006,303)	(98,456)	2,907,847	2,953.4%
Total other income (loss)	(530,095)	(57,303)	472,792	825.1%
Net loss	(3,536,397)	(155,759)	3,380,638	21,704.3%

Sales

Sales revenue increased to $2,010,882 for the nine months ended September 30, 2009 compared to $1,386,219 for the same period of 2008, an increase of $624,663. The customer base expanded between the second quarter of 2008 and the third quarter of 2009 due to increased sales coverage in Southern Louisiana and East Texas regions. ESPPI increased sales volume to several of our existing customers through supply of additional petrochemical products at customer well sites.

Cost of goods sold and gross profit

Cost of goods sold for the nine months ended September 30, 2009 was $1,278,018, an increase of $352,587 or 38%, compared to $925,431 over the same period in 2008. Our gross profit increased to $732,864 for the nine months ended September 30, 2009, an increase of $272,076 or 59%, compared to $460,788 for the same period of 2008. The percentage increase in cost of sales was smaller than the percentage increase in sales resulting in higher gross profit. This is due to a more favorable sales mix as a result of an increase in retail sales as a percentage of overall revenue as compared to wholesale revenue.

General and administrative expenses

General and administrative expenses increased to $2,661,547 for the nine months ended September 30, 2009 compared to $542,292 for the same period of 2008. The expenses in 2009 include stock based compensation of $1,703,902. Excluding this expense the increase in general and administrative expenses would have been $415,354. This increase was primarily related to temporarily higher costs associated with combining the companies acquired late in 2008.

Net loss

Our net loss increased to a loss of $3,536,397 for the nine months ended September 30, 2009 compared to a loss of $155,759 for the same period of 2008. The primary reason for the increase in the net loss was the increase in general and administrative expenses and the impairment of oil and gas properties and notes receivable.

Cash Flow Used in Operating Activities

Operating activities used cash of $219,127 for the nine months ended September 30, 2009, compared to using $91,664 for the nine months ended September 30, 2008. The increase in cash used during the nine months ended September 30, 2009 was primarily attributable to changes in our non-cash working capital balances related to operations, including prepaid expenses and other current assets, accounts payable, and accrued liabilities.

Cash Flow Used in Investing Activities

Investing activities used cash of $60,631 for the nine month period ended September 30, 2009 compared to using $18,127 for the nine month period ended September 30, 2008. The cash used in investing activities was a result of purchases of fixed assets.

Cash Flow Provided by Financing Activities

Financing activities generated cash of $333,438 for the nine month period ended September 30, 2009 compared to generating $23,385 for the nine month period ended September 30, 2008. The cash generated from financing activities was a result of proceeds from loans from related parties partially offset by repayments of those loans.

Liquidity And Capital Resources

As of September 30, 2009, our total assets were $1,505,733 and our total liabilities were $2,162,660. We had cash of $81,047, current assets of $1,060,946 and current liabilities of $1,728,438 as of September 30, 2009. We had negative working capital of $667,492 on that date.

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

Cash Requirements

Our plan of operations for the next 12 months involves the the growth of our petrochemical business through the expansion of regional sales, and the research and development of new chemical and analytical services in areas of waste remediation, water treatment and specialty biodegradable cleaning compounds, and the exploration of our oil and gas investments. As of September 30, 2009, our company had cash of $81,047 and a working capital deficit of $667,492.

We estimate that our general operating expenses for the next twelve month period to include at least $1,000,000 for the growth of our petrochemical business and $1,500,000 for professional fees and general and administrative expenses for a total estimated funding of at least $2,500,000. Estimated operating expenses include provisions for consulting fees, salaries, travel, telephone, office rent, and ongoing legal, accounting, and audit expenses to comply with our reporting responsibilities as a public company under the United States Exchange Act of 1934, as amended.

We will require additional funds to continue our operations and implement our growth strategy in the petrochemical business. To date, we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We expect this situation to continue for the foreseeable future.

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

We incurred a net loss of $3,536,397 for the nine months ended September 30, 2009. As indicated above, we anticipate that our projected operating expenses for the next twelve months will be $2,500,000. We will be required to raise additional funds through the issuance of equity securities or through debt financing in order to carry-out our plan of operations for the next twelve month period. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates.

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

Our investments in Aurora Petroleos SA, Boreal Petroleos SA, our joint venture with Trius Energy, LLC are dependent on the efforts of others for the development of well sites and the generation of cash flow, and they are fully impaired. There is no guaranty that those investments will not suffer material setbacks or will ever become productive. For example, the Block 83 84 Project JV that is under the joint venture with Trius Energy, LLC experienced a well-head blowout on November 12, 2008, which has delayed the development of that well. If the parties responsible for the development of such projects are unsuccessful in the development of those properties, the Company will lose its investments in those projects.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report, being September 30, 2009, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s President and Chief Executive Officer. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be reported in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In connection with the completion of the review and issuance of the Form 10-Q report on our financial statements for the quarter ended September 30, 2009, we identified deficiencies that existed in the design or operation of our internal control over financial reporting that it considers to be “material weaknesses.” The PCAOB has defined a material weakness as a “significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.” The material weaknesses persisted during the period covered by this report.

These material weaknesses are a result of the lack of a formal communication procedure for reportable activities occurring in the Company’s subsidiary, ESP Petrochemicals, Inc., to the chief executive officer of the Company, who is also the officer in charge of the Company’s reporting obligations.

Prior to the reverse acquisition, which occurred on December 30, 2008, there was one employee of ESP Resources, Inc., one physical location in Texas where employees maintained offices and the Company did not have any subsidiaries. Every Company transaction was approved by the Company’s chief executive and financial officer. Following the reverse merger transaction, the Company’s chief executive and financial officer continued to handle the transactions involving the Company’s investments prior to December 30, 2008. At that time, the chief executive officer of ESP Petrochemicals, Inc. was appointed the president of the Company and oversaw the operations of ESP Petrochemicals, Inc. The principal offices of the Company were also moved from Texas to Louisiana. The Company continues to operate in this manner, with the Company’s chief executive and financial officer residing and working in Texas and the Company’s president residing and working at the Company’s principal office in Louisiana.

While the Company (i) is not aware of any reportable events that have not been disclosed in a timely manner and (ii) together with its subsidiary, continues to employee less than ten people, the chief executive and financial officer believes that the expansion of the Company’s operations and geographic distance between the principal officers of the Company merit the implementation of a more formal procedure for periodically communicating the Company’s activities to the chief executive and financial officer. The Company proposes to conduct at least weekly conference calls to review the transactions in which the Company and its subsidiary have participated in the previous week and to immediately communicate of significant events. The chief executive and financial officer feels that these additional procedures will provide reasonable assurance that the Company’s controls and procedures will meet their objectives.

In order to respond to the risk described above, the Form 10-Q was reviewed by both the Company’s chief executive and president to confirm that all required transactions had been adequately disclosed.

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

To address the material weaknesses, we performed additional analysis and other post-closing procedures in an effort to ensure our consolidated financial statements included in this quarterly report have been prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 16, 2009, the Company sold 571,429 shares of the Company’s common stock (the “Shares”) and warrants to purchase 571,429 shares of the Company’s common stock (the “Warrants” and, together with the Shares, the “Securities”) for an aggregate purchase price of $40,000.

The Warrants are exercisable on or before September 16, 2011 at a price per share of $0.25 during the first year of the Warrant and $1.00 during the second year of the Warrant.

The purchaser of the Securities represented to the Company that he is an “accredited investor” within the meaning of Rule 501 of Regulation D. The Company sold these unregistered securities in accordance with Rule 506 of Regulation D under the Securities Act of 1933, as amended,

The proceeds from the sale of the Securities were used by the Company for general and administrative expenses.

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

10.9	Agreement dated October 31, 2008 with Lakehills Production, Inc. and a private equity drilling fund (incorporated by reference from our Current Report on Form 8-K filed on November 5, 2008)

14.1	Code of Ethics (incorporated by reference from our Annual Report on Form 10-KSB filed on August 28, 2007)

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESP RESOURCES, INC.

By: /s/ Chris Metcalf
Chris Metcalf
Chief Executive Officer and Director
(Principal Executive Officer and
Principal Financial Officer)
Date: November 23, 2009