Form 10-K/A
period 2008-12-31
ESP Resources, Inc.
filed 2010-03-25
CIK 1346526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K /A
(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes [X]    No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer. [ ]	Accelerated filer. [ ]
Non-accelerated filer. [ ]	Smaller reporting company. [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [   ]    No [X]

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

Number of the issuer’s Common Stock outstanding as of April 3, 2009: 22,859,689

Documents incorporated by reference: None

Transitional Small Business Disclosure Format (Check One): Yes [   ]    No [X]

2

EXPLANATORY NOTE

In November 2009, we concluded that it was necessary to amend this Annual Report on Form 10-K in order to reflect the following items:

  Revise the accounting for the reverse acquisition of Pantera by ESP Resources on December 29, 2008. We initially determined that Pantera did not qualify as a business and that the acquisition should be valued based on the fair value of the net assets acquired. These financial statements have been restated to account for the acquisition based on the fair value of the common stock retained by the Pantera shareholders as determined by the trading price of the stock. As a result, the net assets acquired have increased by $2,559,879 which represents the value of goodwill acquired in the transactions. As of December 31, 2008, the Company determined that the goodwill acquired in the reverse acquisition was fully impaired and it was written off.
  We noted that the statements of operations and cash flow for ESP Petrochemicals, Inc. (the continuing entity acquired in the reverse acquisition) had not been included in the consolidated financial statements for the periods prior to its acquisition by the Company.
  Provide additional discussion about the process employed by the Company to evaluate oil and gas properties for impairment.
  Revise our conclusions regarding the effectiveness of the design and operation of our company’s disclosure controls and procedures as a result of the above restatements.

The financial statements and other financial information included in this Amendment No. 1 to the December 31, 2008 Form 10-K have been restated accordingly. Our shareholders should no longer rely on our previously filed financial statements for the year ended December 31, 2008. These matters have been discussed by our authorized officers and with our independent registered public accounting firm.

This Amendment No. 1 is stated as of the file date of the Original Filing and does not reflect events occurring after the filing date of the Original Filing, or modify or update the disclosures therein in any way other than as required to reflect the amendment described above.

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

The notes have been reduced by an allowance of $402,000 and interest income is not being accrued on the notes based on the uncertainty of the collectability of the notes. In addition the Company has nominal options to purchase 27% of Aurora and 30% of Boreal from a third party, Artemis Energy PLC, at an exercise price of £10 for a term of 30 years; provided the fair market value of the shares subject to the option exceeds the value of the debt held by the Company under the aforementioned note receivable issued by such entity. The valuation requirement has not been met for either option and we do not expect that requirement to be met in the near future. Each option expires October 13, 2048 and carries and exercise price of £10. The options are considered nominal and are valued at $- on the balance sheet of the Company.

The Company does not expect to exercise its option under the amended agreement to provide Aurora a $500,000 investment in exchange for a note and an additional option for 38% of its equity, or to provide Boreal a $500,000 investment in exchange for a note and an additional option for 35% of its equity by the April 30, 2009 deadline, as per the agreement. This deadline was verbally extended indefinitely. However, in order to focus on its core petrochemical business and existing and potential domestic exploration assets in a tight credit environment, the Company has elected to not pursue additional investments under the amended agreement.

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

Block 83 84 Joint Venture

In addition, on March 6, 2008, we purchased a 10% interest in a joint venture formed pursuant to a joint venture agreement, with Trius Energy, LLC, as the managing venturer, and certain other joint venturers, in consideration for $800,000. Pursuant to the joint venture agreement, our company and the other joint venturers agreed, among other things, (a) to form a joint venture for the limited purpose of (i) securing, reentering, re-opening, managing, cultivating, drilling and operating the Gulf-Baker 83 #1 Well, the Sibley 84 #1 Well and the Sibley 84 #2 Well located in West Gomez oil and gas fields in Pecos County, Texas, (ii) such other business agreed to by the joint venturers, and (iii) all such actions incidental to the foregoing as the joint venturers determine; (b) that the joint venturers shall have equal rights to manage and control the joint venture and its affairs and business, and that the joint venturers designate Trius Energy, LLC, as the managing venturer and delegate to the managing venturer the day-to-day management of the joint venture; (c) that distributions from and contributions to the joint venture shall be made in a prescribed manner; and (d) that all property acquired by the joint venture shall be owned by the joint venture, in the name of the joint venture, and beneficially owned by the joint venturers in the percentages of each joint venturer from time to time. On April 1, 2008, the joint venture began re-entry operations on the Sibley 84 #1 Well.

On August 16, 2008, the Sibley 84 #1 well of Block 83 84 Project JV entered production from the Devonian and Fusselman zones and began to sell natural gas. Sales were suspended to allow the well to unload fluid, and a separator was put in line with the stack-pak to better handle the formation water. In addition, the operator performed an acidization procedure on the perforations, or holes made in the production formation through which formation gas enters the wellbore. While bottom hole pressure remained strong after the acidization procedure, formation water from an undetermined zone continued to cause a significant decrease in the natural gas production rates, and caused the Block 83 84 Project JV to shut in the well for evaluation. While evaluating solutions from service providers to decrease the water production, on November 12, 2008, there was a reported well-head blowout. Multiple service companies were mobilized on location to control the well and place a Blow Out Preventer on the casing head at the surface of the well. The well is currently shut in due to the blow out. The Company expects that the operator will receive insurance reimbursement to cover the cost of the repairs of the damage from the blow out.

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

In assessing the fair value of the Block 83 84 Project JV, the Company evaluated several factors and considered each factor according to its probability of its occurrence and its importance in the valuation process. There are qualitative and quantitative considerations in each factor, and the Company combined its own professional experience with that of external parties to assess each factor. The first factor to be evaluated was the blow-out on the Sibley 84#1. While impossible for any operator or individual to definitively assess the full extent of the damage without beginning the repair work, estimates were made by the operator in its professional opinion. The operator carries a $5 million policy which covers blow-outs, and the estimate for the repair does not amount to 25% of the policy. Although work has begun to repair the blowout, there is a risk that damage to the well may exceed the value of the insurance coverage. In the Company’s assessment of the policy and the repair work, this risk is not inconsequential, but it does not rise to the threshold of more likely than not. If it is in fact the case that the damage exceeds the value of the insurance policy, there is a risk that there will not be additional financing above the insured amount to repair the well with the result that the value of the Company’s interest in the project will likely be impaired. This risk would fall upon Trius Energy LLC acting as managing venturer and all other joint venturers in the Sibley 84#1 for the Fusselman or Devonian zones. As above, it is the assessment that the insurance policy will more than likely cover the entire repair work.

There is the risk that upon completion of the work to repair the well from the blow-out that there will be additional water from either the Devonian or Fusselman that limits economic production. According to the perforation reports, the well was producing from both the Devonian and the Fusselman. While is it not uncommon for these formations to produce water, there is the risk that the water does not decrease as expected over time. This risk is assessed against the solution of testing and blocking off the formation causing the water so as to produce the available gas unimpeded. If it is found that neither the Devonian nor the Fusselman is commercially productive, then a possible solution and recommendation is that the operator perforate in the Lower Wolfcamp, which is a productive zone in the Gomez Field. The probability of both the Fusselman and Devonian zones producing water is limited due to the high shut in tubing pressure reading and casing pressure readings over time, in addition to the high down hole pressure readings. The risk in both the Sibley 84#1 and the Gulf Baker 83#1 is mitigated by the fact that they have multiple producible zones including the Fusselman, Devonian, Wolfcamp, and Atoka. Based upon an analysis of area production, well logs, and drilling and completion reports, while the risk exists that no zone is economically producible, it is assessed as not rising to the level of more likely than not because of the multiplicity of production zones.

An additional factor in assessing the carrying value is the ability of Trius Energy LLC as managing venturer to extend the carried interest for the Company in the Sibley 84#1. This factor is assessed on two levels, one for completing the Sibley 84#1 above the insurance policy maximum, and second, for completion should there be excessive water produced. As stated above, it is the second risk that is more probable, but is mitigated by two considerations. The first consideration is that if Trius cannot or will not extend the carried interest, then all joint venturers will be called for the capital. In this instance, the Company would be required to give 10% of the completion costs, and if not, it will be considered non-consent and lose rights to the well’s cash flow until such time as allowed under the non-consent provisions of the joint operating agreement. Although Trius is a third party, privately held company and does not allow access to its financial statements, it has verbally stated that it is contractually obligated to extend the carried interest as it relates to the Company and is in the process of liquidating other interests to fund the testing and blocking off of formation water, if necessary. The risk that Trius can liquidate interests can be assessed as higher than other risks, but the Company assesses it as more probable than not that Trius will be able to perform. Even if it cannot, this risk is mitigated by the number of joint venturers and relatively low amount of assessed additional work. The Company would need to have 10% to preserve its rights, and the Company assesses that it would be able to either divert funds from ongoing operations or raise additional money in the form of debt or equity. However, there is no assurance that this will occur.

Similar to the assessment of the Sibley 84#1, the Company assessed the risk for the completion of the Sibley 84#2, a new oil drill, and the Baker 83#1 in evaluating the carrying value of the project. The main risk here is the credit risk of Trius Energy. Although information is not complete, and sales prices have declined, other factors such as drilling input costs, have also declined, making it less expensive to drill new wells and re-enter shut-in wells. The Company has assessed that at this time it is more probable than not that Trius will be able to perform. There is no assurance that this will occur, and the Company is monitoring this factor carefully and is prepared to make the appropriate impairments should conditions change.

Another factor used in assessing the project is the price of natural gas and oil. The two gas re-entry wells are longer term assets with estimated remaining useful lives in multiple zones of over 10 years. According to the Energy Information Administration, U.S. Natural Gas Wellhead monthly prices were $8.29 per thousand cubic feet in March 2008 and averaged $3.90 for the first six months of 2009. The Company’s longer term projections assume a higher price per thousand cubic feet rather than incorporating short term, highly volatile prices. Although the Company believes this average over time is appropriate, the Company has stressed each well with lower prices and projected volumes. The stressed values were compared to sales prices of working interests at volumes and prices comparable to stressed prices and found not to be impaired. As the market for working interests is an illiquid market and may not necessarily be relied upon, the Company also compared the results using traditional present value analysis and found the carrying value not to be impaired. As the project is inherently designed to have failures in any one well or zone, the Company assesses the value in light of the potential failures of completion. For impairment purposes only, the Company used an expected value analysis, which is the weighted average of the present value of a downside, base, and upside cases, along with a total failure case, where the weights are the probabilities of occurrence of those values. The 84#2 is a new oil drill. Despite the drop in oil prices, the original expected value per barrel of oil is comparable to prices today. The Company has also stressed the production and pricing models, and compared them area production, and assessed that projected pricing and production projections associated with this well would not impair its contribution to the project.

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

Taking in totality the risks and their likelihood, at this time, the Company assessed that it is more likely than not that impairment has not occurred, given the stress tests on volumes and gas prices, combined with the technical data on Sibley 84#1, the probability of payment with the insurance coverage, and commitments from Trius Energy according to the joint venture agreement and private placement agreement to fund to completion. If, however, the Sibley 84#1 cannot be completed for any reason, the Project value would likely be impaired and result in a write-off. The maximum exposure to loss would be assessed to the carrying value of the Project.

Baker Ranch Block 80

By an agreement dated August 11, 2008, we agreed to acquire a 95% working interest and 71.25% revenue interest, in the Baker 80 Lease located in Pecos County, Texas (the “Property”) from Lakehills Production, Inc. (“Lakehills”) in consideration for $10,000 previously advanced and $726,000 to be paid as follows:

i.	$150,000 on or before August 11, 2008– 15.66% (paid)
ii.	$200,000 on or before August 20, 2008 – 27.55% (paid)
iii.	$376,000 on or before September 30, 2008 – 51.79% (not paid)

In the event that we make less than the required investment amount to complete any of the payments, we shall be entitled to receive a percentage of the Property lease assignments per the above described percentages.

We were given an indefinite verbal extension on the payment of the $376,000 to acquire an additional 51.79% . We negotiated a reduction in the purchase price for the final 51.79% to $87,190. On October 30, 2008, we borrowed $87,190 from a private equity drilling fund (the “Investor”) to purchase the remaining 51.79% working interest in the Property. The Investor advanced the funds directly to Lakehills, and we issued a promissory note to Investor for $87,190. Our ownership in the Property is governed by the drilling program described below.

On October 30, 2008, we entered into and closed the definitive documents for the transaction with Lakehills and a private equity drilling fund (the "Investor”). Pursuant to the terms of the Agreement, we, along with Lakehills, entered into drilling arrangements with the Investor whereby we and Lakehills granted the Investor an exclusive option to fund the drilling, re-entry and completion of certain wells located in the West Gomez field (Baker’s Ranch) located in Pecos County, Texas. According to the terms of the Agreement, we and Lakehills transferred to the Investor a combined 100% working interest in the wells. Upon tie-in of each well, the Investor will own a 95% working interest in such well and the Investor will grant to Lakehills a 5% working interest. The Investor’s working interest shall remain 95% until such time as the Investor has achieved a 12% internal rate of return from its investment (“IRR”) in the well. Thereafter, the Investor will grant to us a 5% working interest and the Investor’s working interest percentage will be reduced to 90% until such time as the Investor has achieved a 20% IRR from its investment in the Well Program. Thereafter, the Investor will grant to us an additional 10% working interest such that our working interest will be 15% and the Investor’s working interest will be reduced to 80% until such time as the Investor has achieved a 25% IRR from its investment in the Well Program. Thereafter, the Investor will grant to us an additional 6% working interest such that our interest in such Well will be 21% and the Investor’s working interest will be reduced to 74% accordingly. In all cases, Lakehills’ working interest will remain at 5%.

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

Our common stock is illiquid and the price of our common stock may be negatively impacted by factors which are unrelated to our operations .

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

PANTERA BLOCK

POINTS	LONGITUDE	LATITUDE:
Boundary Marker VII C. Sanchez	59 [o] 58’40”	19 [o] 17’40. 87”
Boundary Marker VIII C. Chovoreca	59 [o] 04’08.14”	19 [o] 17’15.53”
C.	59 [o] 01’55.52”	19 [o] 18’36”
D	59 [o] 01’55.52”	19 [o] 27’07.2’’
E	59 [o] 59’42”	19 [o] 27’07.2’’
F	59 [o] 59’42”	19 [o] 37’58.8’’
G	60 [o] 22’48”	19 [o] 37’58.8’’
H	60 [o] 22’48”	19 [o] 23’52.8’’

Approximate area: 741,316 acres.

BAHIA NEGRA BLOCK

POINTS	LONGITUDE	LATITUDE:
A	59 [o] 01’55.2”	20° 21’18”
B	58° 38’49.2”	20° 21’18”
C	58° 38’49.2”	21° 26’20.4”
D	59 [o] 01’55.2”	21° 26’20.4”

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

	OTC Bulletin Board (1)
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

Selected Historical Data

	December 31,
	2008	2007
	(Restated)	(Restated)
Total Assets	$2,507,099	$813,491
Total Liabilities	$1,448,780	$1,226,228
Total Stockholders' Equity (Deficit)	$1,058,319	$(412,737)
Net Working Capital (Deficit)	$(106,792)	$121,696
Revenues (1)	$1,977,861	$697,122
Operating Expenses (1)	$2,020,198	$1,073,882
Net Loss (1)	$(115,283)	$(412,312)

(1) Information on the results of operations for the year ended December 31, 2007 includes the combined results for the periods from January 1, 2007 through June 30, 2007 and from July 1, 2007 through December 31, 2007.

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

Result of Operations

Year ended December 31, 2008 as Compared to Year ended December 31, 2007

The following table summarizes the results of our operations during year ended December 31, 2008 and the periods from July 1, 2007 through December 31, 2007 and January 1, 2007 through June 30, 2007, and provides information regarding the dollar and percentage increase or (decrease) from the year ended December 31, 2008 to the year ended December 31, 2007, computed by combining the results for the periods from July 1, 2007 through December 31, 2007 and January 1, 2007 through June 30, 2007.

On June 15, 2007, ESP Delaware purchased all the outstanding shares of ESP Petrochemicals, Inc. The transaction was accounted for as a reverse acquisition with ESP Petrochemicals, Inc. being the continuing entity. The transaction closing date was June 15, 2007, however for accounting purposes we designated the accounting closing date as June 30, 2007. The financial statements for the period prior to the reverse acquisition (January 1, 2007 through June 30, 2007) and after the reverse acquisition (July 1, 2007 through December 31, 2007) were audited by two different independent registered public accounting firms. Therefore, the financial statements are presented separately rather than as a single set of financial statements. The accompanying financial statements for the period from January 1, 2007 through June 30, 2007 have been prepared to present the statements of operations and cash flows of ESP Petrochemicals, Inc. for purposes of complying with the rules and regulations of the Securities and Exchange Commission as required by S-X Rule 8-02. The combined results of the two periods in 2007 represent the results of operations and cash flows for the continuing operations of ESP Petrochemicals, Inc. As a result, it is most meaningful to compare the results for the year ended December 31, 2008 to the combined results for the periods from January 1, 2007 through June 30, 2007 and from July 1, 2007 through December 31, 2007, because it results in a comparison of a full year of results for the continuing entity for each annual period.

		July 1, 2007
	Year Ended	through	January 1, 2007
	December 31,	December 31,	through	Increase	% Increase
	2008	2007	June 30, 2008	(Decrease)	(Decrease)
	(Restated)	(Restated)	(Restated)
Revenue	$1,977,861	$697,122	$473,050	$807,689	69%
Cost of Goods Sold	1,223,356	644,985	235,925	342,446	39%
Gross Profit	754,505	52,137	237,125	465,243	161%
Total General and
General and administrative expenses	802,501	428,897	218,237	155,367	24%
Depreciation	25,858	-	28,537	(2,679)	(9)%
Impairment of goodwill	2,559,879	-		2,559,879	N/A
Loss (gain) on sale of assets	(31,517)	429	-	31,946	7,447%
Loss from Operations	(2,602,216)	(377,189)	(9,649)	(2,215,378)	(573)%

Total Other Income (expense)	(72,946)	(35,123)	(2,795)	35,028	92%
Net loss	$(2,675,162)	$(412,312)	(12,444)	(2,250,406)	(530)%

Revenues

      Sales revenue increased from $1,170,172 for the year ended December 31, 2007 to $1,977,861 for the same period of 2008, an increase of $807,689. The increase was due to several factors. We commenced operations of ESPPI during the second quarter of 2007; therefore, we did not have a full year of operations in ESPPI in 2007. The customer base of ESPPI expanded during 2008 due to increased sales coverage in the Southern Louisiana and East Texas regions. ESPPI increased sales volume to several of our existing customers through supply of additional petrochemical products at the customer wellsites in 2008.

Cost of goods sold and gross profit

     Cost of goods sold for the year ended December 31, 2008 was $1,223,356, an increase of $342,446 or 39% compared to $880,910 over the same period in 2007. The increase in cost of goods sold for the year ended December 31, 2008 as compared to that of 2007 was a result of the increased sales revenue for 2008 and the fact that ESPPI did not commence operations until the second quarter of 2007.

     Our gross profit increased $465,243, or 161%, to $754,505 for the year ended December 31, 2008 from $289,262 during the same period in 2007. Gross profit as a percentage of revenue was 38% for the year ended December 31, 2008, an increase of 14% from 24% during the same period in 2007. Such increase was mainly contributed by economies of increased purchases of raw materials on a per unit basis used in our blending operations and a greater efficiency in the service of our company delivery team resulting in a reduction in our service delivery cost.

General and Administrative

     General and administrative expenses increased from $647,134 in the year ended December 31, 2007 to $802,501 in the same period of 2008, representing an increase of $155,367 or 24%. The increase in general and administrative expenses in the year ended December 31, 2008 compared to that of 2007 was primarily due to the increase in staff, an increase in facility rental cost as ESPPI moved into a larger rental facility in 2008 to accommodate the increase in sales and staff, an increase in travel costs associated with expansion of our customer base and direct sales efforts and the fact that ESPPI did not commence operations until the second quarter of 2007.

Net loss

     Net loss for the year ended December 31, 2008 was $(2,675,162), representing an increase of $2,250,406 compared to a loss of $(424,756) for the same period in 2007. The increase is primarily related to the increase in the impairment of goodwill in the amount of $2,559,879 during the year ended December 31, 2008.

Liquidity and Capital Resources

Cash

     As of December 31, 2008, the Company had $27,367 of cash and cash equivalents as compared to $132,823 as of December 31, 2007.

Cash Flow

The cash flow for the year ended December 31, 2007 includes the combined cash flows for the period from January 1, 2007 through June 30, 2007 and for the period from July 1, 2007 through December 31, 2007.

	Year Ended December 31,
	2008	2007
	(Restated)	(Restated)
Net cash used in operating activities	$(233,829)	$(475,954)
Net cash used in investing activities	$(4,626)	$(98,515)
Net cash provided by financing activities	$132,999	$706,380
Net increase (decrease) in cash	$(105,456)	$131,913

      Cash outflows from operations during the year ended December 31, 2008 amounted to $233,829 as compared to net cash outflows from operations of $475,954 in the same period of 2007. The decrease in cash outflow was due primarily to the decrease in net loss and increase in accounts payable.

      Our cash outflows used in investing activities during the year ended December 31, 2008 amounted to $4,626 as compared to $98,515 in the same period of 2007. Cash outflows for the change in restricted cash decreased from $17,855 for the year ended December 31, 2008 to $5,221 for the same period of 2007. In addition, cash received from mergers increased from $7,924 in 2007 to $13,260 in 2008.

      Our cash inflows from financing activities amounted to $132,999 in the year ended December 31, 2008 as compared to $706,380 in the same period of 2007. During the year ended December 31, 2007, we received a loan from an investor in the amount of $700,000.

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

      We incurred a net loss of $2,675,162 for the year ended December 31, 2008. As indicated above, we anticipate that our projected operating expenses for the next twelve months will be $3,420,000. We will be required to raise additional funds through the issuance of equity securities or through debt financing in order to carry-out our plan of operations for the next twelve month period. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates.

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

We have historically incurred losses, and through December 31, 2008 have incurred losses of $(3,089,899) since our inception. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, public offerings, bank financing and/or advances from related parties or shareholder loans.

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

Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We are currently evaluating the disclosure implications of this statement.

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

As discussed in Note 15 to the financial statements, errors in accounting and presentation for previously filed financial statements were discovered by management and adjustments have been made to correct those errors.

/s/MaloneBailey, LLP
www.malone-bailey.com
Houston, Texas
April 15, 2009 except for
Note 15 which is dated March 3, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
ESP Resources, Inc.
Scott, Louisiana

We have audited the accompanying statements of operations, stockholders’ deficit, and cash flows of ESP Petrochemicals, Inc. for the period from January 1, 2007 to June 30, 2007. These statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of the Company’s operations and its cash flows for the period from January 1, 2007 to June 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 15 to the financial statements, errors in accounting and presentation for previously filed financial statements were discovered by management and adjustments have been made to correct those errors.

/s/MaloneBailey, LLP
www.malone-bailey.com
Houston, Texas
March 3, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
ESP Resources, Inc.

We have audited the accompanying consolidated balance sheet of ESP Resources, Inc. and Subsidiary (the “Company”) as of December 31, 2007, and the related consolidated statement of operations, changes in stockholders’ deficit and cash flow for the period July 1, 2007 to December 31, 2007 (Restated). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of ESP Resources, Inc. as of December 31, 2007 and the results of its operations and its cash flows for the period July 1, 2007 to December 31, 2007 (Restated) in conformity with accounting principles generally accepted in the United States of America.

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

WEBB & COMPANY, P.A.
Certified Public Accountants

Boynton Beach, Florida
April 7, 2009, except for Note 15, to which
the date is March 3, 2010

ESP Resources, Inc.
Consolidated Balance Sheets
December 31, 2008

ASSETS
	2008	2007
	(Restated)
CURRENT ASSETS
Cash and cash equivalents	$27,367	$132,823
Accounts receivable, net	450,882	185,804
Inventories, net	221,575	147,015
Prepaid expenses and other current assets	101,904	5,224

Total current assets	801,728	470,866

Property and equipment, net	285,293	301,267
Oil and gas properties, unproven	1,067,381	-
Note receivable, net of allowance of $402,000 and $-, respectively	278,371	-
Other assets	74,326	41,358

TOTAL ASSETS	$2,507,099	$813,491

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$279,522	$112,749
Factoring payable	226,868	165,146
Accrued expenses	106,446	13,447
Due to related parties	76,100	100
Current maturities of long-term debt	219,584	57,728

Total current liabilities	908,520	349,170

Loan from investor	100,000	700,000
Long-term debt (less current maturities)	367,431	177,058
Capital lease obligations	35,829	-
Deferred lease cost	37,000	-

Total liabilities	1,448,780	1,226,228

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock - $0.001 par value; 1,200,000,000 shares authorized,
19,206,429 and 14,634,146 shares issued and outstanding, respectively	19,206	14,634
Additional paid-in capital	4,130,012	(11,634)
Subscription receivable	(1,000)	(1,000)
Accumulated deficit	(3,089,899)	(414,737)
Total stockholders' equity (deficit)	1,058,319	(412,737)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$2,507,099	$813,491

The accompanying notes are an integral part of these consolidated financial statements.

ESP Resources, Inc.
Consolidated Statements of Operations
For the Years Ended December 31, 2008 and 2007

		For the period
		from July 1, 2007	For the period from
		through	January 1, 2007
	For the year ended	December 31,	through June 30,
	December 31, 2008	2007	2007
	(Restated)	(Restated)	(Restated)

SALES, NET	$1,977,861	$697,122	$473,050
COST OF GOODS SOLD	1,223,356	644,985	235,925

GROSS PROFIT	754,505	52,137	237,125

General and administrative	802,501	428,897	218,237
Depreciation	25,858	-	28,537
Impairment of goodwill	2,559,879	-	-
Loss (gain) on sale of assets	(31,517)	429	-

LOSS FROM OPERATIONS	(2,602,216)	(377,189)	(9,649)

OTHER INCOME (EXPENSES)
Interest Expense	(14,985)	(4,920)	(4,696)
Factoring Fees	(57,038)	(29,979)	-
Interest Income	433	37	-
Other income (expense)	(1,356)	(261)	1,901
Total Other Income (Expenses)	(72,946)	(35,123)	(2,795)

NET LOSS	$(2,675,162)	$(412,312)	$(12,444)

NET LOSS PER SHARE – Basic and diluted	$(0.18)	$(0.03)

WEIGHTED AVERAGE SHARES OUTSTANDING -
Basic and diluted	14,792,007	12,859,338

The accompanying notes are an integral part of these consolidated financial statements.

ESP Resources, Inc.
Statement of Stockholders’ Equity (Deficit)
For the Years Ended December 31, 2008 and 2007

			Additional
	Common Stock		Paid-in	Subscription	Accumulated
	Number *	Par	Capital	Receivable	Deficit	Total
		Value

Balance at January 1, 2007 (restated)	3,902,439	$3,902	$(2,902)	$(1,000)	$-	$-

Reverse acquisition of ESP Resources	10,731,707	10,732	(8,732)	-	10,019	12,019

Net loss (restated)	-	-	-	-	(12,444)	(12,444)

Balance at June 30, 2007 (restated)	14,634,146	14,634	(11,634)	(1,000)	(2,425)	(425)

Net loss for the period (restated)	-	-	-	-	(412,312)	(412,312)

Balance, December 31, 2007 (restated)	14,634,146	14,634	(11,634)	(1,000)	(414,737)	(412,737)

Forgiveness of note payable to related party	-	-	685,000	-	-	685,000

Shares retained by Pantera shareholders in reverse merger	4,572,283	4,572	3,456,646	-	-	3,461,218

Net loss for period (restated)	-	-	-		(2,675,162)	(2,675,162)

Balance, December 31, 2008 (Restated)	19,206,429	$19,206	$4,130,012	$(1,000)	$(3,089,899)	$1,058,319

*	The common stock issued has been retroactively restated to reflect the one for twenty reverse stock split which was effective January 27, 2009.

The accompanying notes are an integral part of these consolidated financial statements.

ESP Resources, Inc.
Consolidated Statements of Cash Flow

			For the period
		For the period from	January 1, 2007
	For the year ended	July 1, 2007 to	through June 30,
	December 31, 2008	December 31, 2007	2007
	(Restated)	(Restated)	(Restated)
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(2,675,162)	$(412,312)	$(12,444)
Adjustments to reconcile net loss to net cash used by operating activities
Impairment of goodwill	2,559,879	-	-
Depreciation	78,715	39,208	28,537
Allowance for uncollectible accounts	-	65,243	-
Loss on disposal of fixed assets	31,517	429	-
Write off of related party receivable	(30,000)	-	-
Change in operating assets and liabilities:			-
Accounts receivable	(265,445)	80,856	(237,876)
Accounts receivable –related parties	-	-	(94,027)
Inventory	(74,560)	(96,896)	(50,121)
Prepaid expenses	(79,068)	7,946	17,439
Other assets	(5,747)	-	(21,381)
Accounts payable	125,328	(68,682)	56,749
Accounts payable –related parties	-	-	208,105
Accrued expenses	84,068	(22,906)	36,179
Accrued expenses – related parties	16,646	-	-
Net cash used in operating activities	(233,829)	(407,114)	(68,840)

CASH FLOW FROM INVESTING ACTIVITIES
Cash received from merger, net	13,260	7,924	-
Restricted cash	(5,221)	(17,855)	-
Purchase of property and equipment	(12,665)	(15,447)	(73,137)
Net cash used in investing activities	(4,626)	(25,378)	(73,137)

CASH FLOW FROM FINANCING ACTIVITIES
Bank overdraft	-	(9,048)	1,624
Proceeds from issuance of common stock	-	2,000	-
Net borrowing on factoring line of credit	61,722	-	160,754
Borrowing on notes payable	76,432	-	-
Repayment of notes payable	(90,155)	(93,699)	(47,401)
Loan from investor	85,000	700,000	27,000
Loan payable – related party	-	(34,042)	-
Due from officers	-	-	(808)
Net cash provided by financing activities	132,999	565,211	141,169

Net increase (decrease) in cash during the period	(105,456)	132,721	(808)
Cash, beginning of the period	132,823	100	808

Cash, end of the period	$27,367	$132,821	$-

Non-cash investing and financing transactions:
Shares issued for assets in reverse merger	$3,461,218	$-	$-
Forgiveness of debt to related party	$685,000	$-	$-
Leasehold improvements	$40,000	$-	$-
Lease of equipment	$41,591	$-	$-
Notes issued for property and equipment	$-	$-	$280,857
Note issued for insurance	$-	$-	$47,998

The accompanying notes are an integral part of these consolidated financial statements.

ESP Resources, Inc.
Notes to Consolidated Financial Statements
December 31, 2008

Note 1 – Basis of Presentation, Nature of Operations and Significant Accounting Policies (restated)

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

On June 15, 2007, ESP Delaware purchased all the outstanding shares of ESP Petrochemicals, Inc. The transaction was accounted for as a reverse acquisition with ESP Petrochemicals, Inc. being the continuing entity. The transaction closing date was June 15, 2007, however for accounting purposes we designated the accounting closing date as June 30, 2007. The financial statements for the period prior to the reverse acquisition (January 1, 2007 through June 30, 2007) and after the reverse acquisition (July 1, 2007 through December 31, 2007) were audited by two different independent registered public accounting firms. Therefore, the financial statements are presented separately rather than as a single set of financial statements. The accompanying financial statements for the period from January 1, 2007 through June 30, 2007 have been prepared to present the statements of operations and cash flows of ESP Petrochemicals, Inc. for purposes of complying with the rules and regulations of the Securities and Exchange Commission as required by S-X Rule 8-02. The combined results of the two periods in 2007 represent the results of operations and cash flows for the continuing operations of ESP Petrochemicals, Inc.

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

Due to the change in control of the Company this transaction was accounted for as a reverse merger in accordance with SFAS No. 141 whereby ESP Delaware was considered the accounting acquirer. The transaction was valued at $0.76 per share based on the average trading price of the Company’s stock for the three days before and after the announcement of the transaction. The total consideration paid was $3,461,218 based on the 4,572,283 shares of common stock retained by the existing shareholders of the Company. The net assets of ESP Nevada were recorded at fair value on the date of acquisition. Management has reviewed the operations of ESP Nevada for the existence of intangible assets and has determined that there are none. The go-forward financial statements presented herein are those of ESP Delaware. The results of operations of ESP Nevada are included from the date of the acquisition forward. Net assets acquired were as follows:

Cash	$13,260
Notes receivable	278,004
Property and equipment	2,536
Unproven Oil & Gas properties	1,067,381
Prepaid expenses	16,102
Deposit	1,510
Goodwill	2,559,879
Related party debt	(67,354)
Liabilities assumed	(49,910)
Notes payable, net	(360,190)
Net assets acquired	$3,461,218

Goodwill

All goodwill relates to the business acquired in the reverse merger transaction described above. The changes in the carrying amount of goodwill for the year ended December 31, 2008, are as follows.

Balance, December 31, 2007	$-
Goodwill acquired during the year	2,559,880
Impairment losses	(2,559,880)
Balance, December 31, 2008	$-

Goodwill was tested for impairment as of December 31, 2008. All goodwill relates to Pantera Petroleum, which was acquired in the reverse merger on December 29, 2008. Management has estimated the fair value of this reporting unit and has determined that the goodwill was impaired as of December 31, 2008. An impairment loss of $2,559,879 was recognized for the year ended December 31, 2008. The fair value of that reporting unit was estimated using the expected present value of future cash flows. The goodwill was fully impaired because there were no expected future cash flows in excess of those that were already used to value the oil and gas properties at fair value on the date of acquisition which was two days earlier.

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

Accounts receivable consisted of the following as of December 31, 2008 and 2007:

	2008	2007
Trade receivables	$248,690	$185,804
Trade receivable – acquisition target	202,192	-
Receivable – Peak	-	65,243
Less: Allowance for doubtful accounts	-	(65,243)
Net accounts receivable	$450,882	$185,804

In February 2009, the Company entered into a non-binding letter of intent (“Letter of Intent”) to acquire 100% of the outstanding stock of a petrochemicals company (the “Target”).1 Included in accounts receivable at December 31, 2008 are amounts due from the Target for sales of petrochemicals during 2008. These accounts receivable have exceeded the normal 30-day payment terms. Under the terms of our Letter of Intent, if the acquisition is not consummated these receivables will be repaid with five percent interest. Management believes that the accounts receivable from the Target are fully collectible.

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

____________________________________
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

Accounts receivable are periodically evaluated for collectability based on past credit history with clients. Provisions for losses on accounts receivable are determined on the basis of loss experience, known and inherent risk in the account balance and current economic conditions. For the year ended December 31, 2008 and the period from July 1, 2007 through December 31, 2007, the Company recorded a provision for doubtful accounts of $- and $65,243, respectively.

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

Impairment may be estimated by applying factors based on historical experience and other data such as primary lease terms of the properties, average holding periods of unproved properties, and geographic and geologic data to groupings of individually insignificant properties and projects. The amount of impairment assessed under either of these methods shall be added to the costs to be amortized. In addition, management assesses the availability of financing on commercially viable terms in order to finance the development of the property. The Company individually evaluated the Block 83 and 84 Project and the Baker 80 Lease. These are the only unevaluated properties owned by the Company; therefore, no properties were evaluated as a group. See Note 6 for specific discussion of each of the unevaluated properties.

At December 31, 2008, the Company determined that there was no impairment of the unevaluated unproved properties. Management determined that no impairment of these properties existed based on the fact that these properties were acquired in the last year, and they continue to represent viable drilling prospects. The most significant factor which will determine the Company’s ability to extract the value from these properties is the ability to obtain financing to drill these properties if necessary to meet a capital call to preserve its rights, as described above. At December 31, 2008, the Company believed that it would be able to obtain financing on commercially reasonable terms and was exploring several financing opportunities. If the Company later determines that financing is not available, these properties could be partially or fully impaired at a later date.

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

The Company has four major customers that together account for 83% of accounts receivable at December 31, 2007 and three major customers that together account for 70% of the total revenues earned for the year then ended, as follows:

	Accounts
	Receivable	Revenue
Customer A	28%	19%
Customer B	22%
Customer C	18%
Customer D	15%	40%
Customer E		11%
	83%	70%

The Company had three major customers that together accounted for 61% of total revenues earned during the period from January 1, 2007 to June 30, 2007.

Revenue
Customer A	35%
Customer B	15%
Customer C	11%

61%

The Company has three vendors that together accounted for 77% of purchases (Vendor A: 44%; Vendor B: 18%; Vendor C: 15%) for the period from July 1, 2007 through December 31, 2007. The Company had one vendor that accounted for 58% of purchases.

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

Advertising

Advertising costs are charged to operations when incurred. Advertising expense for the year ended December 31, 2008 and the period from July 1, 2007 through December 31, 2007 was $1,117 and $196, respectively. Advertising expense recognized by the Company for the period from January 1, 2007 to June 30, 2007 was $762.

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

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment ofARB No. 51 ". This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent's ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133" (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity's derivative instruments and hedging activities and their effects on the entity's financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) as well as related hedged items, bifurcated derivatives, and non-derivative instruments that are designated and qualify as hedging instruments.

Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We are currently evaluating the disclosure implications of this statement.

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

Note 2 – Going Concern

The Company has net losses for the year ended December 31, 2008 and the period from July 1, 2007 through December 31, 2007 as well as negative cash flows and negative working capital.

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

Depreciation expense was $24,104 and $39,208 for the year ended December 31, 2008 and the period from July 1, 2007 through December 31, 2007, respectively. The Company allocated $52,318 and $ 22,330 of depreciation to cost of goods sold during the year ended December 31, 2008 and the period from July 1, 2007 through December 31, 2007, respectively. Depreciation expense was $28,537 for the period from January 1, 2007 to June 30, 2007; no depreciation was allocated to cost of goods sold during this period.

Note 5 - Notes receivable and investments

The Company held investments as follows:

On November 21, 2007 and amended on March 17, 2008, July 30, 2008 and September 9, 2008, Pantera entered into a share purchase agreement with Artemis Energy PLC (formerly Pantera Oil and Gas PLC) (“Artemis”), whereby the Company issued 4,000,000 common shares (valued at $4,000) to Artemis and paid $50,000 in consideration for the right to acquire up to 85% of the shares of each of Aurora Petroleos SA (“Aurora”) and Boreal Petroleos SA (“Boreal”). The Company advanced an additional $620,710 in cash.

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

The notes have been reduced by an allowance of $402,000 and interest income is not being accrued on the notes based on the uncertainty of the collectability of the notes. In addition the Company has nominal options to purchase 27% of Aurora and 30% of Boreal from a third party, Artemis Energy PLC, at an exercise price of £10 for a term of 30 years; provided the fair market value of the shares subject to the option exceeds the value of the debt held by the Company under the aforementioned note receivable issued by such entity. The valuation requirement has not been met for either option and we do not expect that requirement to be met in the near future. Each option expires October 13, 2048 and carries and exercise price of £10. The options are considered nominal and are valued at $- on the balance sheet of the Company.

The Company does not expect to exercise its option under the amended agreement to provide Aurora a $500,000 investment in exchange for a note and an additional option for 38% of its equity, or to provide Boreal a $500,000 investment in exchange for a note and an additional option for 35% of its equity by the April 30, 2009 deadline, as per the agreement. This deadline was verbally extended indefinitely. However, in order to focus on its core petrochemical business and existing and potential domestic exploration assets in a tight credit environment, the Company has elected to not pursue additional investments under the amended agreement.

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

Note 6 - Oil And Gas Properties - Unproven

Block 83 and 84 Project

On March 6, 2008, Pantera purchased a 10% interest in a joint venture formed pursuant to a joint venture agreement dated February 24, 2008 with Trius Energy, LLC, as the managing venturer, and certain other joint venturers, in consideration for $800,000. The joint venture was formed for the purpose of drilling certain oil and gas fields in Texas, USA. Upon entering into this agreement, a director of Trius Energy, LLC was appointed as a director of the Company. The initial well, the Sibley 84#1, was drilled and re-entered on the property. On April 1, 2008, the joint venture began re-entry operations on the Sibley 84 #1 Well. On August 16, 2008, the Sibley 84 #1 well of Block 83 84 Project JV entered production from the Devonian and Fusselman zones and began to sell natural gas. Sales were suspended to allow the well to unload fluid, and a separator was put in line with the stack-pak to better handle the formation water. In addition, the operator performed an acidization procedure on the perforations, or holes made in the production formation through which formation gas enters the wellbore. While bottom hole pressure remained strong after the acidization procedure, formation water from an undetermined zone continued to cause a significant decrease in the natural gas production rates, and caused the Block 83 84 Project JV to shut in the well for evaluation. While evaluating solutions from service providers to decrease the water production, on November 12, 2008, there was a reported well-head blowout. Multiple service companies were mobilized on location to control the well and place a Blow Out Preventer on the casing head at the surface of the well. The well is currently shut in due to the blow out. The Company expects that the operator will receive insurance reimbursement to cover the cost of the repairs of the damage from the blow out.

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

In assessing the fair value of the Block 83 84 Project JV, the Company evaluated several factors and considered each factor according to its probability of its occurrence and its importance in the valuation process. There are qualitative and quantitative considerations in each factor, and the Company combined its own professional experience with that of external parties to assess each factor. The first factor to be evaluated was the blow-out on the Sibley 84#1. While impossible for any operator or individual to definitively assess the full extent of the damage without beginning the repair work, estimates were made by the operator in its professional opinion. The operator carries a $5 million policy which covers blow-outs, and the estimate for the repair does not amount to 25% of the policy. Although work has begun to repair the blowout, there is a risk that damage to the well may exceed the value of the insurance coverage. In the Company’s assessment of the policy and the repair work, this risk is not inconsequential, but it does not rise to the threshold of more likely than not. If it is in fact the case that the damage exceeds the value of the insurance policy, there is a risk that there will not be additional financing above the insured amount to repair the well with the result that the value of the Company’s interest in the project will likely be impaired. This risk would fall upon Trius Energy LLC acting as managing venturer and all other joint venturers in the Sibley 84#1 for the Fusselman or Devonian zones. As above, it is the assessment that the insurance policy will more than likely cover the entire repair work.

There is the risk that upon completion of the work to repair the well from the blow-out that there will be additional water from either the Devonian or Fusselman that limits economic production. According to the perforation reports, the well was producing from both the Devonian and the Fusselman. While is it not uncommon for these formations to produce water, there is the risk that the water does not decrease as expected over time. This risk is assessed against the solution of testing and blocking off the formation causing the water so as to produce the available gas unimpeded. If it is found that neither the Devonian nor the Fusselman is commercially productive, then a possible solution and recommendation is that the operator perforate in the Lower Wolfcamp, which is a productive zone in the Gomez Field. The probability of both the Fusselman and Devonian zones producing water is limited due to the high shut in tubing pressure reading and casing pressure readings over time, in addition to the high down hole pressure readings. The risk in both the Sibley 84#1 and the Gulf Baker 83#1 is mitigated by the fact that they have multiple producible zones including the Fusselman, Devonian, Wolfcamp, and Atoka. Based upon an analysis of area production, well logs, and drilling and completion reports, while the risk exists that no zone is economically producible, it is assessed as not rising to the level of more likely than not because of the multiplicity of production zones.

An additional factor in assessing the carrying value is the ability of Trius Energy LLC as managing venturer to extend the carried interest for the Company in the Sibley 84#1. This factor is assessed on two levels, one for completing the Sibley 84#1 above the insurance policy maximum, and second, for completion should there be excessive water produced. As stated above, it is the second risk that is more probable, but is mitigated by two considerations. The first consideration is that if Trius cannot or will not extend the carried interest, then all joint venturers will be called for the capital. In this instance, the Company would be required to give 10% of the completion costs, and if not, it will be considered non-consent and lose rights to the well’s cash flow until such time as allowed under the non-consent provisions of the joint operating agreement. Although Trius is a third party, privately held company and does not allow access to its financial statements, it has verbally stated that it is contractually obligated to extend the carried interest as it relates to the Company and is in the process of liquidating other interests to fund the testing and blocking off of formation water, if necessary. The risk that Trius can liquidate interests can be assessed as higher than other risks, but the Company assesses it as more probable than not that Trius will be able to perform. Even if it cannot, this risk is mitigated by the number of joint venturers and relatively low amount of assessed additional work. The Company would need to have 10% to preserve its rights, and the Company assesses that it would be able to either divert funds from ongoing operations or raise additional money in the form of debt or equity. However, there is no assurance that this will occur.

Similar to the assessment of the Sibley 84#1, the Company assessed the risk for the completion of the Sibley 84#2, a new oil drill, and the Baker 83#1 in evaluating the carrying value of the project. The main risk here is the credit risk of Trius Energy. Although information is not complete, and sales prices have declined, other factors such as drilling input costs, have also declined, making it less expensive to drill new wells and re-enter shut-in wells. The Company has assessed that at this time it is more probable than not that Trius will be able to perform. There is no assurance that this will occur, and the Company is monitoring this factor carefully and is prepared to make the appropriate impairments should conditions change.

Another factor used in assessing the project is the price of natural gas and oil. The two gas re-entry wells are longer term assets with estimated remaining useful lives in multiple zones of over 10 years. According to the Energy Information Administration, U.S. Natural Gas Wellhead monthly prices were $8.29 per thousand cubic feet in March 2008 and averaged $3.90 for the first six months of 2009. The Company’s longer term projections assume a higher price per thousand cubic feet rather than incorporating short term, highly volatile prices. Although the Company believes this average over time is appropriate, the Company has stressed each well with lower prices and projected volumes. The stressed values were compared to sales prices of working interests at volumes and prices comparable to stressed prices and found not to be impaired. As the market for working interests is an illiquid market and may not necessarily be relied upon, the Company also compared the results using traditional present value analysis and found the carrying value not to be impaired. As the project is inherently designed to have failures in any one well or zone, the Company assesses the value in light of the potential failures of completion. For impairment purposes only, the Company used an expected value analysis, which is the weighted average of the present value of a downside, base, and upside cases, along with a total failure case, where the weights are the probabilities of occurrence of those values. The 84#2 is a new oil drill. Despite the drop in oil prices, the original expected value per barrel of oil is comparable to prices today. The Company has also stressed the production and pricing models, and compared them area production, and assessed that projected pricing and production projections associated with this well would not impair its contribution to the project.

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

Taking in totality the risks and their likelihood, at this time, the Company assessed that it is more likely than not that impairment has not occurred, given the stress tests on volumes and gas prices, combined with the technical data on Sibley 84#1, the probability of payment with the insurance coverage, and commitments from Trius Energy according to the joint venture agreement and private placement agreement to fund to completion. If, however, the Sibley 84#1 cannot be completed for any reason, the Project value would likely be impaired and result in a write-off. The maximum exposure to loss would be assessed to the carrying value of the Project.

Baker 80 Lease

By an agreement dated August 11, 2008, Pantera agreed to acquire a 95% working interest and 71.25% revenue interest, in the Baker 80 Lease located in Pecos County, Texas (the “Property”) from Lakehills Production, Inc. (“Lakehills”) in consideration for $10,000 previously advanced and $726,000 to be paid as follows:

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

Note 9 - Acquisition

On June 15, 2007, ESP purchased all the outstanding shares of ESP Petrochemicals, Inc., a Louisiana corporation for 3,902,439 common shares.  The transaction closing date was June 15, 2007, however for accounting purposes we designated the accounting closing date as June 30, 2007.

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

Note 15 – Restatement

The financial statements presented herein as of December 31, 2008 have been restated for an error in the valuation of the net assets acquired in the reverse acquisition of Pantera Petroleum. We initially determined that Pantera did not qualify as a business and that the acquisition should be valued based on the fair value of the net assets acquired. These financial statements have been restated to account for the acquisition based on the fair value of the common stock retained by the Pantera shareholders as determined by the trading price of the stock. As a result, the net assets acquired have increased by $2,559,879 which represents the value of goodwill acquired in the transactions. As of December 31, 2008, the Company determined that the goodwill acquired in the reverse acquisition was fully impaired and it was written off.

The effects of the restatement on the balance sheet as of December 31, 2008 are summarized as follows:

	As Previously		As
	Reported	Adjustments	Restated

Total assets	$2,507,099	$-	$2,507,099
Total liabilities	1,448,780	-	1,448,780

Common stock	19,206	-	19,206
Additional paid-in capital	1,570,133	2,559,879	4,130,012
Subscription receivable	(1,000)	-	(1,000)
Accumulated deficit	(530,020)	(2,559,879)	(3,089,899)
Total stockholders’ equity	1,058,319	-	(1,058,319
Total liabilities and stockholders’ equity	$2,507,099		$2,507,099

The effects of the restatement on the statement of operations for the year ended December 31, 2008 are summarized as follows:

	As Previously		As
	Reported	Adjustments	Restated

Gross profit	$754,505	$-	$754,505

General and administrative	802,501	-	802,501
Depreciation	25,858	-	25,858
Impairment of goodwill	-	2,559,879	2,559,879
Loss on sale of assets	(31,517)	-	(31,517)
Loss from operations	(42,337)		(2,602,216)
Total other expense	(72,946)	-	(72,946)
Net income	$(115,283)		$(2,675,162)

The consolidated financial statements for the year ended December 31, 2007 as previously reported incorrectly indicated that they included the results of operations and cash flows for the full year of 2007. These financial statements actually include the results of operation and cash flows for the period from July 1, 2007 through December 31, 2007. These financial statements have been corrected to properly indicate the periods presented.

The financial statements of the continuing entity for the period from January 1, 2007 through June 30, 2007 were not presented in the financial statements as previously reported. These financial statements have been restated to include the results of operations and cash flows of the continuing entity for the period from January 1, 2007 through June 30, 2007.

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

ITEM 9A. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this annual report, being December 31, 2008, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s President and Chief Executive Officer. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as at the end of the period covered by this report, our disclosure controls and procedures were not effective to ensure that information required to be reported in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported with the required time periods and is accumulated and communicated to our management , including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In connection with the restatement of this Form 10-K, we identified deficiencies that existed in the design or operation of our internal control over financial reporting that it considers to be “material weaknesses.” The PCAOB has defined a material weakness as a “significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.” The material weaknesses persisted during the period covered by this report.

These material weaknesses are the result of errors in the accounting for the reverse acquisition of Pantera Petroleum. This error caused us to understate the value of the net assets acquired by approximately $2.5 million. These material weaknesses are a result of the lack of a formal communication procedure for reportable activities occurring in the Company’s subsidiary, ESP Petrochemicals, Inc., to the chief executive officer of the Company, who is also the officer in charge of the Company’s reporting obligations.

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

In order to respond to the risk described above, the Form 10-K was reviewed by both the Company’s chief executive and president to confirm that all required transactions had been adequately disclosed.

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

Management’s report on internal control over financial reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the 1934 Act. Management has assessed the effectiveness of our internal control over financial reporting as at December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with generally accepted accounting principles; providing reasonable assurance that receipts and expenditures are made in accordance with authorizations of management and our directors; and providing reasonable assurance that unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. As a result of this assessment, management concluded that, as at December 31, 2008, our internal control over financial reporting was not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. However, because of its inherent limitations, internal control over financial reporting may not provide absolute assurance that a misstatement of our financial statements would be prevented or detected. . In connection with the restatement of this Form 10-K, we identified deficiencies that existed in the design or operation of our internal control over financial reporting that it considers to be “material weaknesses.” The PCAOB has defined a material weakness as a “significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.” The material weaknesses persisted during the period covered by this report.

These material weaknesses are the result of errors in the accounting for the reverse acquisition of Pantera Petroleum. This error caused us to understate the value of the net assets acquired by approximately $2.5 million. These material weaknesses are a result of the lack of a formal communication procedure for reportable activities occurring in the Company’s subsidiary, ESP Petrochemicals, Inc., to the chief executive officer of the Company, who is also the officer in charge of the Company’s reporting obligations.

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

Scott Tyson – Director

Mr. Tyson is the President and CEO of Trius Energy LLC, a privately held independent oil and gas producer that has a major presence as a reentry specialist in the West Gomez Field in Pecos County, Texas. Trius specializes in low risk developmental wells that offset proven production and reserves in Texas. Mr. Tyson oversees the daily operations of the company and leads its leasehold acquisition program. Mr. Tyson brings vast operational experience across the exploration and production cycle, including his work with other oilfield related businesses dealing with disposal wells, vacuum truck services, mobile frac tank rentals, and drilling fluid sales. Mr. Tyson earned his BBA from the University of Texas at Austin at the McCombs School of Business.

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

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Chris Metcalf	1 (1)	2 (1)	Nil
Scott Tyson	1 (1)	Nil	1
Peter Hughes	1 (2)	1	1
ESP Enterprises, Inc.	1 (1)	1	1

(1)	The named officer, director or greater than 10% stockholder, as applicable, filed a late Form 3 – Initial Statement of Beneficial Ownership of Securities.

(2)	The named officer, director or greater than 10% stockholder, as applicable, filed a late Form 4 - Statement of Changes in Beneficial Ownership of Securities.

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

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option ($)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa -tion ($)	Total ($)
Chris Metcalf President Chief Executive Officer and Director (1)	2008 2007	$135,000 N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	$135,000 N/A

Peter Hughes Secretary and Director (2)	2008 2007	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil $24,000	Nil $24,000

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percentage of Class (1)
Chris Metcalf c/o 111 Congress Avenue, Suite 400 Austin, TX 78701	2,400,000	12%
Scott Tyson c/o 111 Congress Avenue, Suite 400 Austin, TX 78701	Nil	Nil
ESP Enterprises, Inc. David Dugas 1255 Lions Club Road Lafayette, LA 70598	14,634,146	76%
Directors and Executive Officers as a Group (two persons)	17,034,146	89%

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

10.8

Second Amending Agreement dated July 30, 2008 among our company, Artemis Energy PLC (formerly Pantera Oil and Gas PLC), Aurora Petroleos SA and Boreal Petroleos SA (incorporated by reference from our Current Report on Form 8- K filed on August 5, 2008)

10.9

Amended and Restated Share Purchase Agreement dated September 9, 2008 among company, Artemis Energy PLC (formerly Pantera Oil and Gas PLC), Aurora Petroleos SA and Boreal Petroleos SA (incorporated by reference from our Annual Report on for 10-KSB filed on September 15, 2008)

10.10	Agreement dated October 31, 2008 with Lakehills Production, Inc. and a private equity drilling fund (incorporated by reference from our Current Report on Form 8-K filed on November 5, 2008)

14.1	Code of Ethics (incorporated by reference from our Annual Report on Form 10-KSB filed on August 28, 2007)

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESP RESOURCES, INC.

By: /s/ Chris Metcalf
Chris Metcalf
Chief Executive Officer and Director
(Principal Executive Officer and Principal
Financial Officer)
Date: March 23, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Chris Metcalf
Chris Metcalf
Chief Executive Officer and Director
(Principal Executive Officer and Principal
Financial Officer)
Date: March 23, 2010

By: /s/ David Dugas
David Dugas
President and Director
Date: March 23, 2010

By: /s/ Tony Primeaux
Tony Primeaux
Director
Date: March 23, 2010

By: /s/ William M Cox
William M. Cox
Director
Date: March 23, 2010