Form 10-Q/A
period 2009-03-31
ESP Resources, Inc.
filed 2010-03-25
CIK 1346526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q /A
(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Actof 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]    No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [   ]    No[   ]

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

EXPLANATORY NOTE

In November 2009, we concluded that it was necessary to amend this Quarterly Report on Form 10-Q in order to reflect the following items:

  We revised the accounting for the reverse acquisition of Pantera by ESP Resources on December 29, 2008. We initially determined that Pantera did not qualify as a business and that the acquisition should be valued based on the fair value of the net assets acquired. These financial statements have been restated to account for the acquisition based on the fair value of the common stock retained by the Pantera shareholders as determined by the trading price of the stock. As a result, additional paid-in capital was increased by $2,559,879 which represents the value of goodwill acquired in the transactions. As of December 31, 2008, the Company determined that the goodwill acquired in the reverse acquisition was fully impaired and it was written off. As a result, retained deficit as of March 31, 2009 decreased by $2,559,879.
  We noted that the statements of operations and cash flow for the predecessor had not been included in the consolidated financial statements for the periods prior to its acquisition by the Company.
  We provided additional discussion about the process employed by the Company to evaluate oil and gas properties for impairment.
  We expanded the explanation of the material weaknesses in our internal control in Item 4T to disclose our conclusions regarding the effectiveness of our disclosure controls and procedures at March 31, 2009.
  We modified the Certification Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 to correct the date of the Form 10-Q referred to in the certification from November 30, 2008 to the correct date of March 31, 2009.

This Amendment No. 1 is stated as of the file date of the Original Filing and does not reflect events occurring after the filing date of the Original Filing, or modify or update the disclosures therein in any way other than as required to reflect the amendment described above

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

     It is the opinion of management that the interim financial statements for the quarter ended March 31, 2009 include all adjustments necessary in order to ensure that the interim financial statements are not misleading.

ESP Resources, Inc
Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2009	2008
ASSETS	(Restated)	(Restated)
CURRENT ASSETS
Cash and cash equivalents	$62,751	$27,367
Accounts receivable, net	505,976	450,882
Inventories, net	250,628	221,575
Prepaid expenses and other current assets	63,520	101,904

Total current assets	882,875	801,728

Property and equipment, net	322,631	285,293
Oil and gas properties, unproven	1,067,381	1,067,381
Note receivable, net of allowance of $402,000 and $402,000, respectively	278,371	278,371
Restricted cash	31,381	22,876
Other assets	64,372	51,450

TOTAL ASSETS	$2,647,011	$2,507,099

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$354,502	$279,522
Factoring payable	262,878	226,868
Accrued expenses	141,978	106,446
Due to related parties	276,100	76,100
Current maturities of long-term debt and capital lease obligations	208,287	219,584
Loan from investor	80,000	100,000

Total current liabilities	1,323,745	1,008,520

Long-term debt (less current maturities)	394,509	367,431
Capital lease obligations (less current maturities)	25,682	35,829
Deferred lease cost	36,000	37,000

Total liabilities	1,779,936	1,448,780

STOCKHOLDERS' EQUITY
Common stock - $0.001 par value, 1,200,000,000 shares authorized, 22,859,429 and 19,206,429 shares issued and outstanding, respectively	22,859	19,206
Additional paid-in capital	4,263,925	4,130,012
Subscription receivable	(1,000)	(1,000)
Accumulated deficit	(3,418,709)	(3,089,899)
Total stockholders' equity	867,075	1,058,319

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,647,011	$2,507,099

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

ESP Resources, Inc.
Statement of Stockholders’ Equity
For the three months ended March 31, 2009
(Unaudited)

	Common stock			Subscription	Accumulated
	Number	Par Value	APIC	Receivable	Deficit	Total
Balance, December 31, 2008 (restated)	19,206,429	$19,206	$4,130,012	$(1,000)	$(3,089,899)	$1,058,319
Stock based compensation	3,653,000	3,653	133,913	-	-	137,566
Net loss	-	-	-	-	(328,810)	(328,810)
Balance, March 31, 2009 (restated)	22,859,429	$22,859	$4,263,925	$(1,000)	$(3,418,709)	$867,075

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

Accounts receivable consisted of the following as of March 31, 2009 and December 31, 2008:

	March 31,	December 31,
	2009	2008
Trade receivables	$281,596	$248,690
Trade receivable – acquisition target	224,380	202,192
Net accounts receivable	$505,976	$450,882

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

_______________________________
1 The Target is owned by a 6% shareholder of ESP who is also the cousin of one of ESP’s major shareholders.

The principals of both companies agreed that any wholesale chemicals supplied by ESP to the Target and invoiced during this period would be deducted from the cash portion of the transaction at closing. During the period from July 22, 2008 through December 29, 2008, ESP supplied the Target with $202,192 of wholesale chemicals and storage equipment tanks. During this period, the price of oil declined from $143 per barrel to below $35 per barrel. The decline in oil product pricing caused several of the clients for the Target and ESP to scale back their use of petrochemicals at their field locations. This event hampered the ability of ESP to raise additional equity funds through the sale of securities of the company. Discussions between the principals of the Target and ESP continued and a letter of intent outlining the terms and conditions of a purchase of the Target was executed in February 2009. At the time of signing of the LOI, ESP anticipated the sale of company securities to raise approximately $1,000,000 in new equity for the company. To date, we have not been successful in the capital raise. The LOI with the Target has been extended indefinitely in anticipation of a successful equity raise by ESP. During the three months ended March 31, 2009, ESP provided an additional $22,188 of wholesale chemicals to the Target. The LOI with the Target provides that in the event that a transaction is not completed, the Target would begin making payments on the outstanding invoices and an interest rate of 5% per annum would be added to the outstanding receivable until paid.

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

At March 31, 2009, the Company determined that there was no impairment of its investments in unevaluated properties.

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

At March 31, 2009, management determined that its investment in the Block 83 and 84 joint venture was not impaired.

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

At March 31, 2009, management determined that its investment in the Baker 80 lease was not impaired.

Note 4 – Long term debt

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

Note 5 – Stockholders’ Equity

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

Note 6 – Related party transaction

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

Note 7 – Restatement

The balance sheets presented herein as of March 31, 2009 and December 31, 2008 have been restated for an error in the valuation of the net assets acquired in the reverse acquisition of Pantera Petroleum. We initially determined that Pantera did not qualify as a business and that the acquisition should be valued based on the fair value of the net assets acquired. These financial statements have been restated to account for the acquisition based on the fair value of the common stock retained by the Pantera shareholders as determined by the trading price of the stock. As a result, the net assets acquired have increased by $2,559,879 which represents the value of goodwill acquired in the transactions. Based on this change, goodwill and additional paid-in capital increased by $2,559,879 at both March 31, 2009 and December 31, 2008. As of December 31, 2008, the Company determined that the goodwill acquired in the reverse acquisition was fully impaired and it was written off. Based on this change, goodwill decreased by $2,559,879 and retained deficit increased by $2,559,879 at both March 31, 2009 and December 31, 2008.

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

(a)	Aurora acknowledged and agreed to:

	(i)	the prior indebtedness owed to our company is $335,000 and to issue a five year note (due September 9, 2013) bearing 5% simple interest, in a form to be mutually agreed upon by Aurora and our company;
(ii)

issue a five year note bearing 5% simple interest, in a form to be mutually agreed upon by Aurora and our company, to our company in an amount equal to any future payments made by our company to Aurora pursuant to the amended agreement; and

	(iii)	the terms of repayment of any outstanding amounts to our company;

(b)	Boreal acknowledged and agreed to:

	(i)	the prior indebtedness owed to our company is $335,000 and to issue a five year note (due September 9, 2013) bearing 5% simple interest, in a form to be mutually agreed upon by Boreal and our company;
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

The Investor shall receive 100% of the cash flows on the initial well (the “Initial Well”) until such cash flow received exceeds the $87,190 plus interest represented by a promissory note that we executed in favor of the Investor, which bears interest at 5% per year and is due April 30, 2009.. No cash distributions shall be paid to us or to Lakehills until the Note has been paid in full. Upon full payment of the Note, we shall receive 100% of the cash flow from the Initial Well until the aggregate amount of such cash flow received by us totals $350,000. No cash distributions shall be made or otherwise accrue to the Investor or Lakehills during this period. Thereafter, the Investor will receive 50% of the Initial Well’s operating cash flow and we will receive 50% of the Initial Well’s operating cash flow until each party receives $175,000 (i.e., an aggregate of $350,000). No cash distributions shall be made or otherwise accrue to Lakehills during this period. Thereafter, cash distributions shall be calculated in accordance with the then current working interest ownership percentages associated with the Initial Well as outlined in the paragraph above. The distributions that would otherwise be payable to us pursuant to the immediately preceding sentence shall be paid to the Investor until the aggregate of such distributions paid to the Investor totals $175,000. The first $525,000 of cash flow received by us under the transaction documents shall be used to satisfy its obligations to certain investors under an oil and gas certificate agreement. Re-entry operations on Block 80 began in November 2008 with the goal of placing the well back into production in the near future. Due to the current re-entry operations and the uncertainty regarding its production levels, its classification will remain as an unproven property.

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

Chaco Basin Concessions : A new gas field discovery in Paraguay will require new infrastructure, such as gas processing plants, gas gathering pipelines, and construction of a connection into the existing pipeline system in Brazil and Argentina for international export. A new oil discovery will also require new infrastructure, such as oil tanks and pumps. Crude oil must be moved from the production site to refineries. These movements can be made using a number of different modes of transportation, including trucks and trains, and also via an oil pipeline, which would need to be constructed in Paraguay. We would not, on our own, be able to distribute any oil and gas we discover, from our operations in Paraguay. We would need to rely on third party contractors to distribute any such oil and gas or sell any such oil and gas to third parties at the point of production.

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

	Three months ended March 31,		Increase	% Increase
	2009	2008	(Decrease)	(Decrease)
Sales	$569,093 $	426,366	142,727	33%
Cost of goods sold	396,769	314,933	81,836	26%
Gross profit	172,324	111,433	60,891	55%
Total general and administrative expenses	466,840	172,543	294,297	171%
Depreciation expense	4,645	3,319	1,326	40%
Loss from operations	(299,161)	(64,429)	(234,732)	(364)%
Total other income (loss)	(29,649)	(18,219)	(11,430)	(63)%
Net loss	(328,810)	(82,648)	(246,162)	(298)%

Sales

Sales revenue increased to $569,093 for the three months ended March 31, 2009 compared to $426,366 for the same period of 2008, an increase of $142,727. The customer base expanded between the first quarter of 2008 and the first quarter of 2009 due to increased sales coverage in Southern Louisiana and East Texas regions. ESPPI increased sales volume to several of our existing customers through supply of additional petrochemical products at customer wellsites.

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

Prior to the reverse acquisition, which occurred on December 30, 2008, there was one employee of ESP Resources, Inc., one physical location in Texas where employees maintained offices and the Company did not have any subsidiaries. Every Company transaction was approved by the Company’s chief executive and financial officer. Following the reverse merger transaction, the Company’s chief executive and financial officer continued to handle the transactions involving the Company’s investments prior to December 30, 2009. At that time, the chief executive officer of ESP Petrochemicals, Inc. was appointed the president of the Company and oversaw the operations of ESP Petrochemicals, Inc. The principal offices of the Company were also moved from Texas to Louisiana. The Company continues to operate in this manner, with the Company’s chief executive and financial officer residing and working in Texas and the Company’s president residing and working at the Company’s principal office in Louisiana.

While the Company (i) is not aware of any reportable events that have not been disclosed in a timely manner and (ii) together with its subsidiary, continues to employee less than ten people, the chief executive and financial officer believes that the expansion of the Company’s operations and geographic distance between the principal officers of the Company merit the implementation of a more formal procedure for periodically communicating the Company’s activities to the chief executive and financial officer. The Company proposes to conduct at least weekly conference calls to review the transactions in which the Company and its subsidiary have participated in the previous week and to immediately communicate significant events. The chief executive and financial officer feels that these additional procedures will provide reasonable assurance that the Company’s controls and procedures will meet their objectives.

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

To address the material weaknesses, we performed additional analysis and other post-closing procedures in an effort to ensure our consolidated financial statements included in this quarterly report have been prepared in accordance with generally accepted accounting principles. In addition, our Form 10-Q was extensively reviewed by our chief executive and president to ensure that all transactions are properly disclosed. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

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