Form 10-Q/A
period 2009-06-30
ESP Resources, Inc.
filed 2010-03-25
CIK 1346526

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

EXPLANATORY NOTE

In November 2009, we concluded that it was necessary to amend this Quarterly Report on Form 10-Q in order to reflect the following items:

  We revised the accounting for the reverse acquisition of Pantera by ESP Resources on December 29, 2008. We initially determined that Pantera did not qualify as a business and that the acquisition should be valued based on the fair value of the net assets acquired. These financial statements have been restated to account for the acquisition based on the fair value of the common stock retained by the Pantera shareholders as determined by the trading price of the stock. As a result, additional paid-in capital was increased by $2,559,879 which represents the value of goodwill acquired in the transactions. As of December 31, 2008, the Company determined that the goodwill acquired in the reverse acquisition was fully impaired and it was written off. As a result, retained deficit as of June 30, 2009 decreased by $2,559,879.
  We provided additional discussion about the process employed by the Company to evaluate oil and gas properties for impairment.
  We expanded the explanation of the material weaknesses in our internal control in Item 4T to disclose our conclusions regarding the effectiveness of our disclosure controls and procedures at June 30, 2009.

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

ESP Resources, Inc
Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2009	2008
ASSETS	(Restated)	(Restated)
CURRENT ASSETS
Cash and cash equivalents	$31,569	$27,367
Accounts receivable, net	583,074	450,882
Inventories, net	245,136	221,575
Prepaid expenses and other current assets	40,077	101,904
Total current assets	899,856	801,728

Property and equipment, net	312,554	285,293
Oil and gas properties, unproven	799,900	1,067,381
Note receivable, net of allowance of $560,000 and $402,000, respectively	168,371	278,371
Restricted cash	33,346	22,876
Other assets	85,371	51,450

TOTAL ASSETS	$2,299,398	$2,507,099

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$484,759	$279,522
Factoring payable	301,791	226,868
Accrued expenses	114,814	106,446
Due to related parties	360,970	76,100
Guarantee liability	120,000	-
Current maturities of long-term debt and capital lease obligations	198,945	219,584
Loan from investor	54,664	100,000
Total current liabilities	1,635,943	1,008,520

Long-term debt (less current maturities)	379,353	367,431
Capital lease obligations (less current maturities)	26,348	35,829
Deferred lease cost	35,000	37,000

Total liabilities	2,076,644	1,448,780

STOCKHOLDERS' EQUITY
Common stock - $0.001 par value, 1,200,000,000 shares authorized, 23,195,259 and 19,206,429 shares issued and outstanding, respectively	23,195	19,206
Additional paid-in capital	4,826,481	4,130,012
Subscription receivable	(1,000)	(1,000)
Accumulated deficit	(4,625,922)	(3,089,899)
Total stockholders' equity	222,754	1,058,319

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,299,398	$2,507,099

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

ESP Resources, Inc.
Consolidated Statement of Stockholders’ Equity
For the six months ended June 30, 2009
(Unaudited)

	Common stock			Subscription	Accumulated
	Number	Par Value	APIC	Receivable	Deficit	Total
Balance, December 31, 2008 (restated)	19,206,429	$19,206	$4,130,012	$(1,000)	$(3,089,899)	$1,058,319
Stock based compensation	3,988,830	3,989	696,469	-	-	700,458
Net loss	-	-	-	-	(1,536,023)	(1,536,023)
Balance, June 30, 2009 (restated)	23,195,259	$23,195	$4,826,461	$(1,000)	$(4,625,922)	$222,754

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

At June 30, 2009, management determined that its investment in the Block 83 and 84 joint venture was not impaired.

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

The principals of both companies agreed that any wholesale chemicals supplied by ESP to the Target and invoiced during this period would be deducted from the cash portion of the transaction at closing. During the period from July 22, 2008 through December 29, 2008, ESP supplied the Target with $202,192 of wholesale chemicals and storage equipment tanks. During this period, the price of oil declined from $143 per barrel to below $35 per barrel. The decline in oil product pricing caused several of the clients for the Target and ESP to scale back their use of petrochemicals at their field locations. This event hampered the ability of ESP to raise additional equity funds through the sale of securities of the company. Discussions between the principals of the Target and ESP continued and a letter of intent outlining the terms and conditions of a purchase of the Target was executed in February 2009. At the time of signing of the LOI, ESP anticipated the sale of company securities to raise approximately $1,000,000 in new equity for the company. To date, we have not been successful in the capital raise. The LOI with the Target has been extended indefinitely in anticipation of a successful equity raise by ESP. During the six months ended June 30, 2009, ESP provided an additional $55,171 of wholesale chemicals to the Target. The LOI with the Target provides that in the event that a transaction is not completed, the Target would begin making payments on the outstanding invoices and an interest rate of 5% per annum would be added to the outstanding receivable until paid.

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

Note 5 – Notes receivable

Subsequent to the Company’s amended agreement with Aurora, Boreal and Artemis Energy PLC in September 2008, the Company has no ownership in Aurora or Boreal or their underlying assets. The Company holds notes receivable from Aurora and Boreal with a face value of $680,371, due September 9, 2013. The notes represent a conversion of the Company’s previous ownership interests in Aurora and Boreal. The Company made cash advances totaling $670,000 to acquire the ownership interests which were later converted into notes receivable.

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

____________________________
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

Note 11 – Restatement

The balance sheets presented herein as of June 30, 2009 and December 31, 2008 have been restated for an error in the valuation of the net assets acquired in the reverse acquisition of Pantera Petroleum. We initially determined that Pantera did not qualify as a business and that the acquisition should be valued based on the fair value of the net assets acquired. These financial statements have been restated to account for the acquisition based on the fair value of the common stock retained by the Pantera shareholders as determined by the trading price of the stock. As a result, the net assets acquired have increased by $2,559,879 which represents the value of goodwill acquired in the transactions. Based on this change, goodwill and additional paid-in capital increased by $2,559,879 at both June 30, 2009 and December 31, 2008. As of December 31, 2008, the Company determined that the goodwill acquired in the reverse acquisition was fully impaired and it was written off. Based on this change, goodwill decreased by $2,559,879 and retained deficit increased by $2,559,879 at both June 30, 2009 and December 31, 2008.

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

Oil and Gas Exploration

Chaco Basin Concessions: Share Purchase Agreement

Following the change in our business in late 2007, we conducted due diligence on potential acquisitions of suitable oil and gas properties in Paraguay, South America. On November 21, 2007, we entered into a share purchase agreement, as amended March 17, 2008 and July 30, 2008 (the “Original Agreement”), among our company, Artemis Energy PLC, formerly Pantera Oil and Gas PLC (“Artemis”), Aurora Petroleos SA (“Aurora”) and Boreal Petroleos SA (“Boreal”). To more effectively align the interests of our company with Artemis, Aurora and Boreal, and to provide for a potentially more efficient accounting and tax treatment for our company, Artemis, Aurora and Boreal under their respective tax and accounting regimes, the parties entered negotiations and further revised the Original Agreement. On September 9, 2008, we amended the agreement (“Restated Purchase Agreement”) as follows to (i) eliminate our ownership interest in Aurora and Boreal, (ii) obtain promissory notes for amounts paid under the Original Agreement, (iii) establish terms on which we may acquire an interest in Aurora and Boreal in the future, and (iv) establish terms on which Artemis may acquire an interest in the Company in the future.

(a)	Aurora acknowledged and agreed to:

	(i)	the prior indebtedness owed to our company is $335,000 and to issue a five year note bearing 5% simple interest (due September 9, 2013), in a form to be mutually agreed upon by Aurora and our company;

(ii)

issue a five year note bearing 5% simple interest, in a form to be mutually agreed upon by Aurora and our company, to our company in an amount equal to any future payments made by our company to Aurora pursuant to the amended agreement; and

	(iii)	the terms of repayment of any outstanding amounts to our company;

(b)	Boreal acknowledged and agreed to:
	(i)	the prior indebtedness owed to our company is $335,000 and to issue a five year note bearing 5% simple interest (due September 9, 2013), in a form to be mutually agreed upon by Boreal and our company;
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

Subsequent to the Company’s amended agreement with Aurora, Boreal and Artemis Energy PLC in September 2008, the Company has no ownership in Aurora or Boreal or their underlying assets. The Company holds notes receivable from Aurora and Boreal with a face value of $680,371, due September 9, 2013. The notes represent a conversion of the Company’s previous ownership interests in Aurora and Boreal. The Company made cash advances totaling $670,000 to acquire the ownership interests which were later converted into notes receivable.

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

At June 30, 2009, management determined that its investment in the Block 83 and 84 joint venture was not impaired.

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