Form 10-K
period 2009-12-31
ESP Resources, Inc.
filed 2010-04-26
CIK 1346526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2009: $1,848,334.

Number of the issuer’s Common Stock outstanding as of April 15, 2010: 53,405,088

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

The notes have been reduced by an allowance of $670,000 and interest income is not being accrued on the notes based on the uncertainty of the collectability of the notes. In addition the Company has nominal options to purchase 27% of Aurora and 30% of Boreal from a third party, Artemis Energy PLC, at an exercise price of £10 for a term of 30 years; provided the fair market value of the shares subject to the option exceeds the value of the debt held by the Company under the aforementioned note receivable issued by such entity. The valuation requirement has not been met for either option and we do not expect that requirement to be met in the near future. Each option expires October 13, 2038 and carries and exercise price of £10. The options are considered nominal and are valued at $- on the balance sheet of the Company. In late 2009, the Company was informed that Artemis had decided to liquidate its assets under U.K. law.

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

  Estimated potential sale prices of Aurora and Boreal’s concessions compared to other concession properties in Paraguay. While no exact comparisons are available as each concession is unique in geography and data available, potential liquidation value of the concessions is a factor. . Management has reviewed concessions in the area where possible; however, the availability of data is limited because each concession is privately held. In addition, each concession is unique and objective comparisons of value are virtually impossible. Management uses this information as a subjective indicator of value and trends in the area, matched with the value of the data available for the concessions held by Aurora and Boreal. While substantive quantitative work has been done to analyze the data available on the concessions from Aurora and Boreal, it is a unique property. Because of the lack of objective data from comparative properties, management has used its judgment and the review of qualitative information in order to value these notes.
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

Block 83 84 Joint Venture

On March 6, 2008, we purchased a 10% interest in a joint venture formed pursuant to a joint venture agreement, with Trius Energy, LLC, as the managing venturer, and certain other joint venturers, in consideration for $800,000. Pursuant to the joint venture agreement, our company and the other joint venturers agreed, among other things, (a) to form a joint venture for the limited purpose of (i) securing, reentering, re-opening, managing, cultivating, drilling and operating the Gulf-Baker 83 #1 Well, the Sibley 84 #1 Well and the Sibley 84 #2 Well located in West Gomez oil and gas fields in Pecos County, Texas, (ii) such other business agreed to by the joint venturers, and (iii) all such actions incidental to the foregoing as the joint venturers determine; (b) that the joint venturers shall have equal rights to manage and control the joint venture and its affairs and business, and that the joint venturers designate Trius Energy, LLC, as the managing venturer and delegate to the managing venturer the day-to-day management of the joint venture; (c) that distributions from and contributions to the joint venture shall be made in a prescribed manner; and (d) that all property acquired by the joint venture shall be owned by the joint venture, in the name of the joint venture, and beneficially owned by the joint venturers in the percentages of each joint venturer from time to time. Upon entering this agreement, a director of Trius Energy, LLC was appointed as a director of the Company. On April 1, 2008, the joint venture began re-entry operations on the Sibley 84 #1 Well.

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

Similar to the assessment of the Sibley 84#1, the Company assessed the risk for the completion of the Sibley 84#2, a new oil drill, and the Baker 83#1 in evaluating the carrying value of the project. The main risk here is the credit risk of Trius Energy. Although information is not complete, and sales prices have declined, other factors such as drilling input costs, have also declined, making it less expensive to drill new wells and re-enter shut-in wells. Another factor used in assessing the project is the price of natural gas and oil. The two gas re-entry wells are longer term assets with estimated remaining useful lives in multiple zones of over 10 years. According to the Energy Information Administration, U.S. Natural Gas Wellhead monthly prices averaged $3.71 per thousand cubic feet in 2009. The Company’s longer term projections assume a higher price per thousand cubic feet rather than incorporating short term, highly volatile prices. Although the Company believes this average over time is appropriate, the Company has stressed each well with lower prices and projected volumes. The stressed values were compared to sales prices of working interests at volumes and prices comparable to stressed prices. As the market for working interests is an illiquid market and may not necessarily be relied upon, the Company also compared the results using traditional present value analysis. As the project is inherently designed to have failures in any one well or zone, the Company assesses the value in light of the potential failures of completion. For impairment purposes only, the Company used an expected value analysis, which is the weighted average of the present value of a downside, base, and upside cases, along with a total failure case, where the weights are the probabilities of occurrence of those values. The 84#2 is a new oil drill. Despite the drop in oil prices, the original expected value per barrel of oil is comparable to prices today. The Company has also stressed the production and pricing models, and compared them area production, and assessed that projected pricing and production projections associated with this well would not impair its contribution to the project.

Material assumptions for all cases included a $3.00/mmbtu for gas prices and $60/barrel oil price, which are below the U.S. Government Energy Information Administration’s Annual Energy Outlook 2009 Reference Case (Updated). The 84#1 assumed a base case of 2.5 million cubic feet per day production with a target Devonian zone while the 83#1 base case was the same from the target Lower Wolfcamp zone, based upon the log analysis and area production, along with the operator’s experience in the field. An 80 barrel per day production assumption from the Yates/7-Rivers formation was used for the 84#2. Additional assumptions included a 20% decline rate for the reentry wells, and a 10% discount rate, applied to our 10% working interest, the same being a 7.5% net revenue interest.

Management has determined that it would be more likely than not that Trius, who is responsible for paying our carried interest, would not be able to obtain the necessary funding to get the well operational. Management also learned that a vendor had obtained a default judgement against the operator of the well for unpaid invoices. Although the operator fully expects to resolve the issue and Trius fully expects to obtain the necessary financing, taking in totality the risks and their likelihood, at this time, the Company assessed that it is more likely than not that impairment has occurred given these factors. As a result, management has determined that this well is fully impaired.

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

Lakehills issued a non-consent filing to the investor in May 2009 under the terms of the Joint Operating Agreement dated October 30, 2008. The Investor immediately disputed this filing; however, the Investor has not performed as required in the agreement, and the Company believes that they do not intend to perform. Efforts at replacing the Investor with alternate financing have been ongoing without definitive success. Although efforts to find alternative financing continue, without current financing to complete the well, the Company has elected to write off its investment as of December 31, 2009.

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

ESPPI currently offers production chemicals, drilling chemicals, waste remediation chemicals, cleaners and waste treatment chemicals:

  Surfactants that are highly effective in treating production and injection problems at the customer well- head. Well completion and work-over chemicals that maximize productivity from new and existing wells. Bactericides that kill water borne bacterial growth, thus preventing corrosion and plugging of the customer well-head and flowline.
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

Oil and Gas Exploration: We are also engaged in the business of exploring and, if warranted, developing commercial reserves of oil and gas. Since we are currently an exploration stage company, there is no assurance that commercially viable resources or reserves exist on any of our properties, and a great deal of further exploration will be required before a final evaluation as to the economic and legal feasibility for our future operation is determined. As of the date of this annual report, we have not discovered any economically viable resource or reserve on the properties owned by Aurora or Boreal, and there is no assurance that we will discover any. On August 16, 2008, the Sibley 84 #1 well of Block 83 84 Project JV entered production and began to sell natural gas. However, due to the current condition of the well and the uncertainty regarding its production levels, its classification will remain as an unproven property. The Company’s interests in the Block 83 84 Project JV and Baker Ranch Block 80 project are fully impaired, as of December 31, 2009.

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

Number of Employees

We, together with ESPPI, currently have twenty employees (fourteen as of December 31, 2009), all of whom are full time. We expect to increase the number of employees as we implement our business objectives and expand our management team. None of our employees are represented by a labor union or covered by a collective bargaining agreement. The management of our company is comprised of a team of highly skilled and experienced professionals, and we focus on training and professional development for all levels of employees and on hiring additional experienced employees. We believe that our relations with our employees are good.

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

To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred losses totaling $4,790,267 for the year ended December 31, 2009. As of December 31, 2009, we had a working capital deficit of $1,051,051. We do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that costs increase beyond our expectations, such as drilling and completion costs, or we encounter greater costs associated with general and administrative expenses or offering costs.

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

From inception through to December 31, 2009, we have incurred aggregate losses of $7,880,166. Our net loss for the year ended December 31, 2009 was $4,790,267. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the general economic cycle, the market price of oil and gas and exploration and development costs. If we cannot generate positive cash flows in the future, or raise sufficient financing to continue our normal operations, then we may be forced to scale down or even close our operations.

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

ESPPI has a total of forty customers, three of which are major customers that together account for 39% of accounts receivable at December 31, 2009 and four of which account for 63% of the total revenues earned for the year ended December 31, 2009. The loss of one of our major customers would have a serious material negative economic impact on our company and our ability to continue. There is no guarantee that we could replace one of these customers and if we were able to replace them, there is no guarantee that the revenues would be equal.

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

	OTC Bulletin Board (1)
Quarter Ended	High	Low
December 31, 2009	$0.15	$0.07
September 30, 2009	$0.4	$0.082
June 30, 2009	$0.69	$0.19
March 31, 2009	$1.93	$0.40

December 31, 2008	$0.17	$0.03
September 30, 2008	$0.48	$0.12
June 30, 2008	$0.77	$0.35
March 31, 2008	$1.55	$0.40

(1)

OTC Bulletin Board quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions. Our common shares are issued in registered form. The transfer agent and registrar for our common stock is American Stock Transfer and Trust Company, LLC (Telephone: (718) 921- 8521; Facsimile: (718) 765-8742).

On April 21, 2010, the shareholders’ list of our common shares showed 160 registered shareholders and 47,413,056 shares outstanding.

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

None

ITEM 6. SELECTED FINANCIAL DATA

The following financial data is derived from, and should be read in conjunction with, the “Financial Statements” and notes thereto. Information concerning significant trends in the financial condition and results of operations is contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Selected Historical Data

	December 31,
	2009	2008
Total Assets	$2,933,574	$2,507,099
Total Liabilities	$3,370,678	$1,448,780
Total Stockholders' Equity (Deficit)	$(437,104)	$1,058,319
Net Working Capital (Deficit)	$(1,051,051)	$(106,792)
Revenues (1)	$2,738,266	$1,977,861
Loss from operations (1)	$(4,231,184)	$(2,602,216)
Net Loss (1)	$(4,790,267)	$(2,675,162)

(1) Information on the results of operations for the years ended December 31, 2009 and 2008.

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

Result of Operations

Year ended December 31, 2009 as Compared to Year ended December 31, 2008

The following table summarizes the results of our operations during years ended December 31, 2009 and 2008.

	Year Ended	Year Ended
	December 31,	December 31,	Increase	% Increase
	2009	2008	(Decrease)	(Decrease)

Revenue	$2,738,266	$1,977,861	$760,405	38.45%
Cost of Goods Sold	1,506,212	1,223,356	282,865	23.12%
Gross Profit	1,232,054	754,505	477,540	63.29%

General and administrative expenses	4,022,523	802,501	3,220,022	401.25%
Depreciation and amortization	46,963	25,858	21,105	81.61%
Impairment of notes receivable	326,371	-	326,371	N/A
Impairment of oil and gas properties	1,067,381	-	1,067,381	N/A
Impairment of goodwill	-	2,559,879	(2,559,879)	(100.00%	)
Loss (gain) on sale of assets	-	(31,517)	(31,517)	N/A
Loss from Operations	(4,231,184)	(2,602,216)	(1,628,968)	62.60%

Total Other Income (expense)	(559,083)	(72,946)	(486,137)	666.43%

Net loss	$(4,790,267)	(2,675,162)	(2,115,105)	79.06%

Revenues

     Sales revenue increased from $1,977,861 for the year ended December 31, 2008 to $2,738,266 for the same period of 2009, an increase of $760,405. The increase was due to several factors. The customer base of ESPPI expanded during 2009 due to increased sales coverage in the Southern Louisiana and East Texas regions. New customers obtained during 2009 contributed in excess of $350,000 of new business to ESPPI during 2009. We hired additional field service technicians in the East Texas region in the third quarter 2009 and their sales contacts resulted in a direct increase in sales volumes from this region of $50,860 during the fourth quarter of 2009. We effectively concluded the absorption of the Turf Chemistry business into our South Texas region on November 1, 2009. The sales for the fourth quarter of 2009 from this region increased $102,510. ESPPI increased sales volume to several of our existing customers through supply of additional petrochemical products at the customer wellsites in 2009 resulting in sales increases exceeding $250,000 for 2009 in comparison to 2008.

Cost of goods sold and gross profit

     Cost of goods sold for the year ended December 31, 2009 was $1,506,212, an increase of $282,856 or 23% compared to $1,223,356 over the same period in 2008. Our gross profit increased $477,549, or 63%, to $1,232,054 for the year ended December 31, 2009 from $754,505 during the same period in 2008. Gross profit as a percentage of revenue was 45% for the year ended December 31, 2009. Such increase was mainly contributed by economies of increased purchases of raw materials on a per unit basis used in our blending operations and a greater efficiency in the service of our company delivery team resulting in a reduction in our service delivery cost. In addition, we experienced an increase in sales of higher gross margin chemical blends during 2009 in comparison with 2008 primarily in our south and east Texas regions.

General and Administrative

     General and administrative expenses increased from $802,501 in the year ended December 31, 2008 to $4,022,523 in the same period of 2009, representing an increase of $3,220,022 or 401.25% . The increase in general and administrative expenses in the year ended December 31, 2009 compared to that of 2008 was primarily due to the increase in staff, an increase in facility rental cost as ESPPI took over the expenses of a larger rental facility in the South Texas region after the acquisition of the Turf Chemistry business and assets. The personnel level of ESPPI increased from seven (7) employees in 2008 to fourteen (14) employees in 2009 to accommodate the increase in sales. We experienced an increase in travel costs associated with expansion of our customer base and direct sales efforts. Compensation to the officers of ESPPI increased with the execution of extended employment contracts with each executive in 2009. The stock based compensation increased $2,252,644 in 2009 versus none in 2008.

Net loss

     Net loss for the year ended December 31, 2009 was $4,790,267, representing an increase of $2,115,105 compared to a loss of $2,675,162 for the same period in 2008. The increase is primarily related to the increase in the general and administrative expenses during the year ended December 31, 2009.

Liquidity and Capital Resources

Cash

     As of December 31, 2009, the Company had $25,107 of cash and cash equivalents as compared to $27,367 as of December 31, 2008.

Cash Flow

The cash flow for the years ended December 31, 2009 and 2008 are summarized below:

	Year Ended December 31,
	2009	2008

Net cash used in operating activities	$(257,126)	$(233,829)
Net cash used in investing activities	$(202,116)	$(4,626)
Net cash provided by financing activities	$456,982	$132,999
Net increase (decrease) in cash	$(2,260)	$(105,456)

     Cash outflows from operations during the year ended December 31, 2009 amounted to $257,126 as compared to net cash outflows from operations of $233,829 in the same period of 2008. The increase in cash outflow was due primarily to the increase in net loss.

     Our cash outflows used in investing activities during the year ended December 31, 2009 amounted to $202,116 as compared to $4,626 in the same period of 2008. Cash outflows for the purchase of fixed assets increased to $108,323 for the year ended December 31, 2009 as compared to $12,665 for the same period in 2008. In addition, we used cash of $75,530 for the acquisition of Turf.

Our cash inflows from financing activities amounted to $456,982 in the year ended December 31, 2009 as compared to $132,999 in the same period of 2008, primarily from proceeds of private placement amounting to $229,000, and proceeds from loans from related parties of $219,238.

Working Capital

     We estimate that our general operating expenses for the next twelve month period to include $2,000,000 for professional fees and general and administrative expenses. Estimated operating expenses include provisions for consulting fees, salaries, travel, telephone, office and warehouse rent, and ongoing legal, accounting, and audit expenses to comply with our reporting responsibilities as a public company under the United States Exchange Act of 1934, as amended. In addition, ESPPI will be increasing the size of the present workforce significantly during 2010 as we increase our presence in the East and South Texas regions as well as expansion plans in place for increases in sales in the Southeast Oklahoma and Arkansas regions. The acquisition of the Turf Chemistry assets in the fourth quarter of 2009, including the addition of a full service blending and distribution facility in the South Texas region, should allow ESPPI to significantly increase the service distribution footprint throughout the region.

     As of December 31, 2009, the working capital of the Company was a deficit of $1,051,051. We will require additional funds to implement our growth strategy. To date, we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We expect this situation to continue for the foreseeable future. We anticipate that we will have negative cash flows during the next twelve months. Funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is still no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable.

Cash Requirements

     Our plan of operations for the next 12 months involves the exploration of our oil and gas investments, the growth of our petrochemical business through the expansion of regional sales, and the research and development of new chemical and analytical services in areas of waste remediation, water treatment and specialty biodegradable cleaning compounds. As of December 31, 2009, our company had cash of $25,107 and a working capital deficit of $1,051,051.

     We estimate that our general operating expenses for the next twelve month period to include $2,000,000 for professional fees and general and administrative expenses for a total estimated funding of at least $2,000,000. Estimated operating expenses include provisions for consulting fees, salaries, travel, telephone, office rent, and ongoing legal, accounting, and audit expenses to comply with our reporting responsibilities as a public company under the United States Exchange Act of 1934, as amended.

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

     We incurred a net loss of $4,790,267 for the year ended December 31, 2009. As indicated above, we anticipate that our projected operating expenses for the next twelve months will be $2,000,000. We will be required to raise additional funds through the issuance of equity securities or through debt financing in order to carry-out our plan of operations for the next twelve month period. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates.

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

Going Concern

Due to our net losses, negative cash flow and negative working capital, in their report on our audited financial statements for the year ended December 31, 2009, our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.

We have historically incurred losses, and through December 31, 2009 have incurred losses of $7,880,166 since our inception. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, public offerings, bank financing and/or advances from related parties or shareholder loans.

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

Basic and Diluted Loss Per Share

We report basic loss per share in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share”. Basic loss per share is computed using the weighted average number of shares outstanding during the period. Diluted earnings (loss) per share are computed similar to basic income (loss) per share except that the denominator is increased to include the number of common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, at either the beginning of the respective period presented or the date of issuance, whichever is later, and only if the common stock equivalents are considered dilutive based upon our net income (loss) position at the calculation date. Diluted loss per share has not been provided as it would be anti-dilutive.

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

Changes in the liability for an asset retirement obligation due to the passage of time will be measured by applying an interest method of allocation. The amount will be recognized as an increase in the liability and an accretion expense in the statement of operations. Changes resulting from revisions to the timing or the amount of the original estimate of undiscounted cash flows are recognized as an increase or a decrease in the carrying amount of the liability for an asset retirement obligation and the related asset retirement cost capitalized as part of the carrying amount of the related long-lived asset. At December 31, 2008 and 2009, our company had no asset retirement obligations as we own no wells which we have the obligation to plug.

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

As at December 31, 2009, we have not incurred any environmental expenditures.

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

Derivatives

The valuation of our embedded derivatives and warrant derivatives are determined primarily by the Black-Scholes option pricing model. An embedded derivative is a derivative instrument that is embedded within another contract, which under the convertible note (the host contract) includes the right to convert the note by the holder, certain default redemption right premiums and a change of control premium (payable in cash if a fundamental change occurs). In accordance with SFAS No. 133, as amended, ASC 815 “Accounting for Derivative Instruments and Hedging Activities”, as amended, these embedded derivatives are marked-to-market each reporting period, with a corresponding non-cash gain or loss charged to the current period. A warrant derivative liability is determined in accordance with EITF 00-19, ASC 815. Based on EITF 00-19, ASC 815, warrants which are determined to be classified as derivative liabilities are marked-to-market each reporting period, with a corresponding non-cash gain or loss charged to the current period. The practical effect of this has been that when our stock price increases so does our derivative liability and resulting in a non-cash loss charge that reduces our earnings and earnings per share. When our stock price declines, we record a non-cash gain, increasing our earnings and earnings per share.

To determine the fair value of our embedded derivatives, management evaluates assumptions regarding the probability of certain future events. Other factors used to determine fair value include our period end stock price, historical stock volatility, risk free interest rate and derivative term. The fair value recorded for the derivative liability varies from period to period. This variability may result in the actual derivative liability for a period either above or below the estimates recorded on our consolidated financial statements, resulting in significant fluctuations in other income (expense) because of the corresponding non-cash gain or loss recorded.

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

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS 168”). The FASB Accounting Standards Codification TM, (“Codification” or “ASC”) became the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS 168, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative.

Following SFAS 168, the FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates (ASU’s).

The FASB will not consider ASU’s as authoritative in their own right; rather these updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification. SFAS No. 168 is incorporated in ASC Topic 105, Generally Accepted Accounting Principles. The Company adopted SFAS No. 168 in the third quarter of 2009, and the Company will provide reference to both the Codification topic reference and the previously authoritative references related to Codification topics and subtopics, as appropriate.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165, which is incorporated in FASB ASC Topic No. 855, “Subsequent Events”, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. In accordance with SFAS 165, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. The Company adopted SFAS 165 effective June 30, 2009 and the adoption did not have a material impact on its consolidated financial statements. The date through which subsequent events have been evaluated is November 16, 2009, the date on which the financial statements were issued.

In June 2009, the FASB issued guidance which amends the consolidation guidance applicable to variable interest entities. This guidance is included in FASB ASC 810, Consolidation. The amendments significantly reduce the previously required quantitative consolidation analysis, and require ongoing reassessments of whether a company is the primary beneficiary of a variable interest entity. This new guidance also requires enhanced disclosures about an enterprise’s involvement with a variable interest entity. This statement is effective for the beginning of the first annual reporting period beginning after November 15, 2009. The Company does not currently expect the adoption of the new guidance in FASB ASC 810 to impact its consolidated financial statements.

In October 2009, the FASB issued guidance for amendments to FASB Emerging Issues Task Force on EITF Issue No. 09-1 “ Accounting for Own-Share Lending Arrangements in Contemplation of a Convertible Debt Issuance or Other Financing” ( Subtopic 470-20 ) “Subtopic”. This accounting standards update establishes the accounting and reporting guidance for arrangements under which own-share lending arrangements issued in contemplation of convertible debt issuance. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2009. Earlier adoption is not permitted. Management believes this Statement will have no impact on the consolidated financial statements of the Company once adopted.

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

The following financial statements are filed as part of this annual report:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
ESP Resources, Inc.
Scott, Louisiana

We have audited the accompanying consolidated balance sheets of ESP Resources, Inc. (“the Company”) as of December 31, 2008 and 2009, and the consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2009, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, The Company has incurred losses through December 31, 2009 and has negative working capital. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 2. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/MaloneBailey, LLP
www.malone-bailey.com
Houston, Texas

April 23, 2010

ESP Resources, Inc.
Consolidated Balance Sheets
December 31, 2009 and 2008

	2009	2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$25,107	$27,367
Accounts receivable, net	815,703	450,882
Inventories, net	290,218	221,575
Prepaid expenses and other current assets	166,738	101,904
Total current assets	1,297,766	801,728

Property and equipment, net of accumulated depreciation of $219,341 and $126,822, respectively	683,403	285,293
Oil and gas properties, unproven	-	1,067,381
Note receivable, net of allowance of $- and $402,000, respectively	-	278,371
Restricted cash	41,139	22,876
Intangible assets, net of amortization	884,480	-
Other assets	26,786	51,451

Total assets	$2,933,574	$2,507,099

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$589,284	$279,522
Factoring payable	380,724	226,868
Accrued expenses	232,266	106,446
Due to related parties	359,010	76,100
Guarantee liability	120,000	-
Due to Turf shareholders for acquisition	263,700	-
Current maturities of long-term debt	325,170	219,584
Current portion of capital lease obligation	20,624	-
Loan from investor	58,039	-
Total current liabilities	2,348,817	908,520

Loan from investor, noncurrent	-	100,000
Long-term debt (less current maturities)	582,636	367,431
Capital lease obligations (less current maturities)	56,225	35,829
Contingent consideration payable for acquisition of Turf	350,000	-
Deferred lease cost	33,000	37,000
Total liabilities	3,370,678	1,448,780

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock - $0.001 par value, 1,200,000,000 shares authorized, 45,185,295 and 19,206,429 shares issued and outstanding, respectively	45,185	19,206
Additional paid-in capital	7,398,877	4,130,012
Subscription receivable	(1,000)	(1,000)
Accumulated deficit	(7,880,166)	(3,089,899,	)
Total stockholders' equity (deficit)	(437,104)	1,058,319

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$2,933,574	$2,507,099

The accompanying notes are an integral part of these consolidated financial statements.

ESP Energy, Inc.
Consolidated Statements of Operations
For the years ended December 31, 2009 and 2008

	For the year ended December 31,
	2009	2008
SALES, NET	$2,738,266	$1,977,861
COST OF GOODS SOLD	1,506,212	1,223,356
GROSS PROFIT	1,232,054	754,505

General and administrative	4,022,523	802,501
Impairment of goodwill	-	2,559,879
Impairment loss on notes receivable	326,371	-
Impairment of oil and gas properties	1,067,381	-
Depreciation and amortization	46,963	25,858
Loss (gain) on sale of assets	-	(31,517)

LOSS FROM OPERATIONS	(4,231,184)	(2,602,216)

OTHER INCOME (EXPENSE)
Interest expense	(288,021)	(14,985)
Factoring fees	(86,203)	(57,038)
Other Income	3,000	433
Interest Income	77	-
Other Expense	(936)	(1,356)
Loss on guarantee of asset	(72,000)	-
Loss on legal settlement	(115,000)	-
Total other income (expense)	(559,083)	(72,946)
NET LOSS	$(4,790,267)	$(2,675,162)

NET LOSS PER SHARE – Basic and diluted	$(0.19)	$(0.18)

WEIGHTED AVERAGE SHARES OUTSTANDING –
Basic and diluted	25,632,929	14,792,007

The accompanying notes are an integral part of these consolidated financial statements.

ESP Resources, Inc.
Statement of Stockholders’ Equity (Deficit)
For the Years Ended December 31, 2009 and 2008

			Additional
	Common stock		Paid-In	Subscription	Accumulated
	Shares	Par Value	Capital	Receivable	Deficit	Total
Balance, December 31, 2007	14,634,146	$14,634	$(11,634)	$(1,000)	$(414,737)	$(412,737)
Conversion of note payable to related party into common stock	-	-	685,000	-	-	685,000
Shares retained by Pantera shareholders in reverse merger	4,572,283	4,572	3,456,646	-	-	3,461,218
Net loss	-	-	-	-	(2,675,162)	(2,675,162)
Balance, December 31, 2008	19,206,429	19,206	4,130,012	(1,000)	(3,089,899)	1,058,319
Stock based compensation	13,437,454	13,437	2,239,207	-	-	2,252,644
Common stock and warrants issued with debt	1,700,000	1,700	92,949			94,649
Fair value of common stock issued for conversion of debt	5,570,032	5,570	189,381	-	-	194,951
Common stock and warrants issued in connection with private placement	3,271,380	3,272	225,728	-	-	229,000
Beneficial conversion feature on advances on loans to convertible notes.			243,600			243,600
Shares in connection with acquisition of Turf	2,000,000	2,000	278,000			280,000
Net loss	-	-	-	-	(4,790,267)	(4,790,267)
Balance, December 31, 2009	45,185,295	$45,185	$7,398,877	$(1,000)	$(7,880,166)	$(437,104)

ESP Resources, Inc.
Consolidated Statements of Cash Flow

	For the year ended
	December 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,790,267)	$(2,675,162)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of goodwill	-	2,559,879
Impairment of oil and gas properties	1,067,381	-
Depreciation and amortization (including cost of goods sold component)	183,453	78,715
Gain on disposal of fixed assets	-	(31,517)
Write off of related party receivable	-	30,000
Stock based compensation	2,252,644	-
Amortization of debt discounts	263,249	-
Impairment loss on notes receivable	326,371	-
Loss on guarantee liability	72,000	-
Changes in operating assets and liabilities:
Accounts receivable	(364,821)	(262,411)
Inventory	(51,465)	(74,560)
Prepaid expenses and other current assets	63,237	(79,068)
Other assets	24,664	(5,747)
Accounts payable	296,562	125,328
Accrued expenses	209,960	84,068
Accrued expenses-related parties	189,906	16,646
NET CASH USED IN OPERATING ACTIVITIES	(257,126)	(233,829)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for acquisition of Turf	(75,530)	-
Cash received from merger, net	-	13,260
Restricted cash	(18,264)	(5,221)
Purchase of fixed assets	(108,323)	(12,665)
NET CASH USED IN INVESTING ACTIVITIES	(202,116)	(4,626)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from private placement	229,000	-
Repayment of long term debt	(219,185)	-
Repayment of capital lease obligations	(9,591)	-
Net factoring advances	153,856	61,722
Borrowing on long-term debt	150,000	76,432
Payments on insurance financing, included in long-term debt	-	(90,155)
Loan from investor	(41,961)	85,000
Repayments of loans from related parties	(24,375)	-
Proceeds from loans from related parties	219,238	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	456,982	132,999

NET INCREASE (DECREASE) IN CASH	(2,260)	(105,456)
CASH AT BEGINNING OF PERIOD	27,367	132,823

CASH AT END OF PERIOD	$25,107	$27,367

Non-cash investing and financing transactions:
Shares issued for assets in reverse merger	$-	$3,461,218
Conversion of note payable to related party into common stock	$-	$685,000
Shares issued for conversion of long-term debt	$194,951	-
Purchase of fixed assets with notes	$205,926	-
Lease of equipment	$-	$41,591
Prepaid insurance issued through issuance of notes	$128,071	-
Leasehold improvements	$-	$40,000
Discount on long-term debt	$372,000	-
Guarantee	$48,000
BCF and Shares issued to modify loan	$75,000

The accompanying notes are an integral part of these consolidated financial statements.

ESP Resources, Inc
Notes to Consolidated Financial Statements
December 31, 2008 and 2009

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

On June 15, 2007, ESP Delaware purchased all the outstanding shares of ESP Petrochemicals, Inc. The transaction was accounted for as a reverse acquisition with ESP Petrochemicals, Inc. being the continuing entity. The accompanying financial statements for the period of December 31, 2008 and 2009 have been prepared to present the statements of operations and cash flows of ESP Petrochemicals, Inc. for purposes of complying with the rules and regulations of the Securities and Exchange Commission as required by S-X Rule 8-02. The combined results of the two periods in 2008 and 2009 represent the results of operations and cash flows for the continuing operations of ESP Petrochemicals, Inc.

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

Due to the change in control of the Company this transaction was accounted for as a reverse merger in accordance with FASC Topic 805, “Business Combinations,” whereby ESP Delaware was considered the accounting acquirer. The transaction was valued at $0.76 per share based on the average trading price of the Company’s stock for the three days before and after the announcement of the transaction.

The total consideration paid was $3,461,218 based on the 4,572,283 shares of common stock retained by the existing shareholders of the Company. The net assets of ESP Nevada were recorded at fair value on the date of acquisition. Management reviewed the operations of ESP Nevada for the existence of intangible assets and determined there were none. The go-forward financial statements presented herein are those of ESP Delaware. The results of operations of ESP Nevada are included from the date of the acquisition forward. Net assets acquired were as follows:

Reverse Merger (continued)

Cash	$13,260
Notes receivable	278,004
Property and equipment	2,536
Unproven Oil & Gas properties	1,067,381
Prepaid expenses	16,102
Deposit	1,510
Goodwill	2,559,879
Related party debt	(67,354)
Liabilities assumed	(49,910)
Notes payable, net	(360,190)
Net assets acquired	$3,461,218

Purchase of Turf Chemistry, Inc by ESP Resources on November 1, 2009

On November 1, 2009, ESP Resources purchased certain assets and liabilities of Turf Chemistry Inc. (“Turf”), a Texas corporation. The assets and liabilities acquired related to Turf’s activities in the United States. Turf operates in the same industry as ESP Resources and ESP Petrochemicals.

The acquisition of Turf was accounted for using purchase accounting as ESP Resources acquired substantially all of the assets, debts, employees, intangible contracts and business of Turf. Turf’s results of operations and cash flows are included in the accompanying consolidated financial statements from the date of acquisition through December 31, 2009.

The purchase price of $1,172,972 includes the assumption of bank and other debts of Turf totaling $203,742. On November 1, 2009, ESP Resources paid $75,530 in cash and agreed to pay the remaining $263,700 on or before March 16, 2010 and 2,000,000 shares of common stock of ESP Resources Inc were issued. The required payment by the Company of $263,700 was made in March 2010. The fair value of the stock on the grant date is $280,000. The purchase included the assumption of debt and assets including inventory, fixed assets, vehicles, and supplies in exchange for cash and shares. The acquisition price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values. The Company determined that assets acquired included an intangible asset associated with the customer list for Turf’s existing customer relationships. The customer list was valued at $914,700 and has an estimated life of five years. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Amount
Inventory	$17,179
Property and equipment	176,380
Supplies	64,713
Intangible assets	914,700
Total assets acquired	1,172,972

Debt assumed	203,742
Net assets acquired	$969,230

Advance payment to Turf	$75,530
Cash payable to Turf	263,700
Common stock issued to Turf shareholders	280,000
Contingent consideration payable to Turf	350,000

Total purchase price	$969,230

As part of the acquisition agreement, ESP Resources agreed to issue an aggregate number of shares of its common stock to Turf determined as follows:

a)

If the sale of Turf’s products results in at least $1,500,000 in revenue for the one year period beginning on January 1, 2010 (the “First Earnout Period”), not including any revenue from ESP Resources or any of its other affiliates (the “First Revenue Earnout Criteria”), then Turf shall be entitled to receive an aggregate of such number of shares of the Company’s common stock as equals the quotient obtained by dividing (i) the difference between the total revenue from the sale of Turf’s products during the First Earnout Period minus $1,500,000 (ii) the average trading price of the Company’s common stock over the fifteen day period immediately preceding the last day of the First Earnout Period.

b)

If the sale of Turf’s products for the one year period beginning on the first day following the First Earnout Period and ending on the first anniversary of the First Earnout Period (the “Second Earnout Period”) results in revenue greater than the revenue earned in the First Earnout Period, not including any revenue from ESP Resources or any of its other affiliates (the “Second Revenue Earnout Criteria”), then Seller shall be entitled to receive an aggregate of such number of shares of the Company’s common stock as equals the quotient obtained by dividing (i) the quotient of (A) the difference between the total revenue from the sale of Turf’s products during the Second Earnout Period minus the revenue from the Sale of Turf’s products during the First Earnout Period divided by (B) one and thirty-three one hundredths (1.33), by (ii) the average trading price of the Company’s common stock over the fifteen day period immediately preceding the last day of the Second Earnout Period (the “Second Year Earnout Shares”).

c)

If the sale of Turf’s products for the one year period beginning on the first day following the Second Earnout Period and ending on the first anniversary of the Second Earnout Period (the “Third Earnout Period”) results in revenue greater than the revenue earned in the Second Earnout Period, not including any revenue from ESP Resources or any of its other affiliates (the “Third Revenue Earnout Criteria”), then Turf shall be entitled to receive an aggregate of such number of shares of the Company’s common stock as equals the quotient obtained by dividing (i) the quotient of (A) the difference between the total revenue from the sale of Turf’s products during the Third Earnout Period minus the revenue from the sale of Turf’s products during the Second Earnout Period divided by (B) two, by (ii) the average trading price of Parent’s common stock over the fifteen day period immediately preceding the last day of the Third Earnout Period (the “Third Year Earnout Shares”).

d)

If the sale of Turf’s products for the one year period beginning on the first day following the Third Earnout Period and ending on the first anniversary of the Third Earnout Period (the “Fourth Earnout Period”) results in revenue greater than the revenue earned in the Third Earnout Period, not including any revenue from the ESP Resources or any of its other affiliates (the “Fourth Revenue Earnout Criteria”), then Turf shall be entitled to receive an aggregate of such number of shares of the Company’s common stock as equals the quotient obtained by dividing (i) the quotient of (A) the difference between the total revenue from the sale of Turf’s products during the Fourth Earnout Period minus the revenue from the sale of Turf’s products during the Third Earnout Period divided by (B) 4, by (ii) the average trading price of the Company’s common stock over the fifteen day period immediately preceding the last day of the Fourth Earnout Period (the “Fourth Year Earnout Shares”).

Management has estimated the fair value of the earn out provision at $350,000 on the date of acquisition. and recorded this as a contingent liability.

Unaudited pro forma condensed combined financial statements

The unaudited pro forma combined condensed financial statements are presented for informational purposes only and are not necessarily indicative of the results of operations that actually would have been achieved had each acquisition been consummated as of that time, nor are they intended to be a projection of future results.

The unaudited condensed combined pro forma results were as follows:

Unaudited Pro Forma Combined Condensed Statement of Operations
For the Year Ended December 31, 2008 and 2009

	2008	2009
Revenues	$2,826,000	$3,126,027
Cost of Goods Sold	(1,430,793)	(1,595,470)
Gross Profit	1,395,207	1,530,557

Total Operating Expenses	1,275,222	3,762,723

Net loss	$2,670,429	$5,293,280

Goodwill

All goodwill relates to the business acquired in the reverse merger transaction described above. The changes in the carrying amount of goodwill for the year ended December 31, 2008, are as follows.

Balance, December 31, 2007	$-
Goodwill acquired during the year	2,559,880
Impairment losses	(2,559,880)
Balance, December 31, 2008	$-

Goodwill was tested for impairment as of December 31, 2008. All goodwill relates to Pantera Petroleum, which was acquired in the reverse merger on December 29, 2008. Management estimated the fair value of this reporting unit and determined that the goodwill was impaired as of December 31, 2008. An impairment loss of $2,559,879 was recognized for the year ended December 31, 2008. Management determined that no impairment loss was required to be recognized for the year ended December 31, 2009. The fair value of that reporting unit was estimated using the expected present value of future cash flows. The goodwill was fully impaired because there were no expected future cash flows in excess of those that were already used to value the oil and gas properties at fair value on the date of acquisition which was two days earlier.

Intangible assets

Intangible assets relate to the customer list acquired with the acquisition of Turf described above. Intangible assets are being amortized over their estimated life of five years. The Company evaluated intangible assets for impairment as of December 31, 2009 and determined that no impairment was indicated. The Company recognized amortization expense of $30,490 during the year ended December 31, 2009.

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

Principles of consolidation

The consolidated financial statements include the accounts of ESP Resources and its wholly-owned subsidiaries for the years ended December 31, 2009 and 2008.

All significant inter-company transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company had $25,107 and $27,367 cash equivalents at December 31, 2009 or 2008.

Accounts Receivable and Allowance for Doubtful Accounts

The Company generally does not require collateral, and the majority of its trade receivables are unsecured. The carrying amount for accounts receivable approximates fair value.

Accounts receivable consisted of the following as of December 31, 2009 and 2008:

	2009	2008
Trade receivables	$511,923	$248,690
Trade receivable – Turf	303,780	202,192
Less: Allowance for doubtful accounts	-	-
Net accounts receivable	$815,703	$450,882

In February 2009, the Company entered into a non-binding letter of intent (“Letter of Intent”) to acquire 100% of the outstanding stock of Turf.1 The acquisition was completed on November 1, 2009. Included in accounts receivable at December 31, 2008 are amounts due from the Turf for sales of petrochemicals during 2008. These accounts receivable have exceeded the normal 30-day payment terms. Under the terms of our Letter of Intent, if the acquisition was not consummated these receivables would have been repaid with five percent interest. The acquisition was closed on November 1, 2009, and all amounts due from Turf were repaid in 2010.

Accounts receivable are periodically evaluated for collectability based on past credit history with clients. Provisions for losses on accounts receivable are determined on the basis of loss experience, known and inherent risk in the account balance and current economic conditions. Since the inception of business in March, 2008, ESP has not experienced losses from bad debts. Our receivable aging averaged less than 60 days since our inception. We believe that our accounts receivable are fully collectible as of December 31, 2009. For the year ended December 31, 2009 and 2008, the Company recorded no provision for doubtful accounts.

Inventory

Inventory represents raw and blended chemicals and other items valued at the lower of cost or market with cost determined using the first-in first-out method, and with market defined as the lower of replacement cost or realizable value.

As of December 31, 2009 and 2008, inventory consisted of the following:

	2009	2008
Raw materials	$236,129	$178,828
Finished goods	54,089	42,747
Total inventory	$290,218	$221,575

Investments

Investments in companies and joint ventures where no significant influence exists are carried at the lower of cost or fair value. The investments are assessed for impairment when it appears the amount may not be recovered.

1 Turf is owned by a 6% shareholder of ESP at the time of negotiations, whose percentage has decreased to less than 5% due to additional issuances by the Company, and is also the cousin of one of ESP’s major shareholders.

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

Costs of acquiring and evaluating unproved properties are initially excluded from depletion calculations. These unevaluated properties are assessed periodically to ascertain whether impairment occurred. When proved reserves are assigned or the property is considered to be impaired, the cost of the property or the amount of the impairment is added to costs subject to depletion calculations.

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

Impairment

Unevaluated properties which are excluded from amortization are assessed at least annually to ascertain whether impairment occurred. Unevaluated properties whose costs are individually significant shall be assessed individually. Where it is not practicable to individually assess the amount of impairment of properties for which costs are not individually significant, such properties may be grouped for purposes of assessing impairment. Management considers the following factors in assessing properties for impairment:

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

The Company determined that its investments in the Baker 80 Lease and Block 83 84 Project were impaired. As a result, the Company recognized an impairment loss of $1,067,381 for the twelve months ended December 31, 2009. See Note 6 below.

Asset Retirement Obligations

The Company recognizes the fair value of a liability for an asset retirement obligation in the year in which it is incurred when a reasonable estimate of fair value can be made. The carrying amount of the related long-lived asset is increased by the same amount as the liability.

Changes in the liability for an asset retirement obligation due to the passage of time will be measured by applying an interest method of allocation. The amount will be recognized as an increase in the liability and an accretion expense in the statement of operations. Changes resulting from revisions to the timing or the amount of the original estimate of undiscounted cash flows are recognized as an increase or a decrease in the carrying amount of the liability for an asset retirement obligation and the related asset retirement cost capitalized as part of the carrying amount of the related long-lived asset. At December 31, 2009 and 2008, no asset retirement obligation was required to be recorded.

Derivatives

The valuation of our embedded derivatives and warrant derivatives are determined primarily by the Black-Scholes option pricing model. An embedded derivative is a derivative instrument that is embedded within another contract, which under the convertible note (the host contract) includes the right to convert the note by the holder, certain default redemption right premiums and a change of control premium (payable in cash if a fundamental change occurs). In accordance with SFAS No. 133, as amended, ASC 815 “Accounting for Derivative Instruments and Hedging Activities”, as amended, these embedded derivatives are marked-to-market each reporting period, with a corresponding non-cash gain or loss charged to the current period. A warrant derivative liability is determined in accordance with EITF 00-19, ASC 815. Based on EITF 00-19, ASC 815, warrants which are determined to be classified as derivative liabilities are marked-to-market each reporting period, with a corresponding non-cash gain or loss charged to the current period. The practical effect of this has been that when our stock price increases so does our derivative liability and resulting in a non-cash loss charge that reduces our earnings and earnings per share. When our stock price declines, we record a non-cash gain, increasing our earnings and earnings per share.

To determine the fair value of our embedded derivatives, management evaluates assumptions regarding the probability of certain future events. Other factors used to determine fair value include our period end stock price, historical stock volatility, risk free interest rate and derivative term. The fair value recorded for the derivative liability varies from period to period. This variability may result in the actual derivative liability for a period either above or below the estimates recorded on our consolidated financial statements, resulting in significant fluctuations in other income (expense) because of the corresponding non-cash gain or loss recorded.

Income Taxes

In accordance with SFAS No. 109, ASC 740 “Accounting for Income Taxes”, the provision for income taxes is computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Concentrations

The Company has three major customers that together account for 39% of accounts receivable at December 31, 2009 and four major customers that together account for 63% of the total revenues earned for the year ended December 31, 2009.

	Accounts
	receivable	Revenue
Customer A	17%	37%
Customer B	10%	12%
Customer C	-%	8%
Customer D	11%	6%

	39%	63%

The Company has four vendors that accounted for 29%, 14%, 11% and 10%, respectively of purchases.

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

The Company places its cash and cash equivalents with financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000. From time to time, the Company’s cash balances exceeded FDIC insured limits. In October 2008, the Federal government temporarily increased the FDIC insured limits up to a maximum of $250,000 per depositor until December 31, 2009, after which time the insured limits will return to $100,000. The Company mitigates this concentration of credit risk by monitoring the credit worthiness of financial institutions and its customers. There were no uninsured cash balances at December 31, 2009 and 2008.

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

Advertising

Advertising costs are charged to operations when incurred. Advertising expense for the year ended December 31, 2009 and 2008 were $433 and $1,117, respectively.

Basic and Diluted Loss Per Share

Basic and diluted earnings or loss per share (EPS) amounts in the financial statements are computed in accordance SFAS No. 128, ASC 260 – 10 “Earnings per Share”, which establishes the requirements for presenting EPS. Basic EPS is based on the weighted average number of common shares outstanding. Diluted EPS is based on the weighted average number of common shares outstanding and dilutive common stock equivalents. Basic EPS is computed by dividing net income/loss available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period.

Potentially dilutive securities were excluded from the calculation of diluted loss per share, because their effect would be anti-dilutive.

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation.

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

Fair Value of Financial Instruments

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

As of December 31, 2009, there have been no environmental expenses incurred by the Company.

New Accounting Standards

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS 168”). The FASB Accounting Standards Codification TM, (“Codification” or “ASC”) became the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS 168, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative.

Following SFAS 168, the FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates (ASU’s). The FASB will not consider ASU’s as authoritative in their own right; rather these updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification. SFAS No. 168 is incorporated in ASC Topic 105, Generally Accepted Accounting Principles. The Company adopted SFAS No. 168 in the third quarter of 2009, and the Company will provide reference to both the Codification topic reference and the previously authoritative references related to Codification topics and subtopics, as appropriate.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165, which is incorporated in FASB ASC Topic No. 855, “Subsequent Events”, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. In accordance with SFAS 165, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. The Company adopted SFAS 165 effective June 30, 2009 and the adoption did not have a material impact on its consolidated financial statements. The date through which subsequent events have been evaluated is November 16, 2009, the date on which the financial statements were issued.

In June 2009, the FASB issued guidance which amends the consolidation guidance applicable to variable interest entities. This guidance is included in FASB ASC 810, Consolidation. The amendments significantly reduce the previously required quantitative consolidation analysis, and require ongoing reassessments of whether a company is the primary beneficiary of a variable interest entity. This new guidance also requires enhanced disclosures about an enterprise’s involvement with a variable interest entity. This statement is effective for the beginning of the first annual reporting period beginning after November 15, 2009. The Company does not currently expect the adoption of the new guidance in FASB ASC 810 to impact its consolidated financial statements.

In October 2009, the FASB issued guidance for amendments to FASB Emerging Issues Task Force on EITF Issue No. 09-1 “ Accounting for Own-Share Lending Arrangements in Contemplation of a Convertible Debt Issuance or Other Financing” ( Subtopic 470-20 ) “Subtopic”. This accounting standards update establishes the accounting and reporting guidance for arrangements under which own-share lending arrangements issued in contemplation of convertible debt issuance. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2009. Earlier adoption is not permitted. Management believes this Statement will have no impact on the consolidated financial statements of the Company once adopted.

Note 2 – Going Concern

At December 31, 2009, the company had cash and cash equivalents of $25,107 and working capital deficit of $1,051,051. The Company believes that its existing capital resources may not be adequate to enable it to execute its business plan. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The Company estimates that it will require additional cash resources during 2010 based on its current operating plan and condition.

The Company expects cash flows from operating activities to improve, primarily as a result of an increase in revenue, although there can be no assurance thereof. The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans.

Note 3 – Factoring Payable

On February 2, 2007, the Company entered into a combined account factoring and security agreement with Midsouth Bank, which was renewed on July 31, 2009 and expires June 30, 2010. The Company may obtain advances up to 100 percent of eligible accounts receivable, subject to a three percent factoring fee, and ten percent held in a reserve account, which is released to the Company upon payment of the receivable. The factoring agreement is subject to a revolving line of credit master note, which limits borrowing to $400,000. The factoring agreement was amended in January 2010 to raise the borrowing limit to $750,000. The line of credit is payable upon demand, or if no demand is paid, with monthly payments of interest at 15%. All outstanding principle plus accrued unpaid interest is due on June 30, 2010. The payment terms of the line of credit will not be enforced while the factoring agreement is in effect. The line of credit is secured by all inventory, accounts, general intangibles, and equipment of the Company and a commercial guarantee of a Company stockholder. The total borrowings under the factoring agreement at December 31, 2009 and 2008 were $380,724 and $226,868, respectively with $41,139 and $22,876 held in a restricted cash reserve account for the same periods both of which are in other assets in the consolidated balance sheets.

Note 4 – Property and equipment

Property and equipment includes the following at December 31, 2009 and 2008:

	2009	2008
Plant, property and equipment	$248,722	$169,680
Vehicles	536,131	233,538
Equipment under capital lease	77,265	-
Office furniture and equipment	40,626	8,897
	902,744	412,115
Less: accumulated depreciation	(219,341)	(126,822)
Net property and equipment	$683,403	$285,293

Depreciation expense was $152,963 and $78,715 for the year ended December 31, 2009 and 2008, respectively. The Company allocated $136,490 and $52,857 of depreciation to cost of goods sold during the year ended December 31, 2009 and 2008, respectively.

Note 5- Notes receivable and investments

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

The notes have been reduced by an allowance of $670,000 and interest income is not being accrued on the notes based on the uncertainty of the collectability of the notes. In addition the Company has nominal options to purchase 27% of Aurora and 30% of Boreal from a third party, Artemis Energy PLC, at an exercise price of £10 for a term of 30 years; provided the fair market value of the shares subject to the option exceeds the value of the debt held by the Company under the aforementioned note receivable issued by such entity. The valuation requirement has not been met for either option and we do not expect that requirement to be met in the near future. Each option expires October 13, 2038 and carries and exercise price of £10. The options are considered nominal and are valued at $- on the balance sheet of the Company.

The Company did not exercise its option under the amended agreement to provide Aurora a $500,000 investment in exchange for a note and an additional option for 38% of its equity, or to provide Boreal a $500,000 investment in exchange for a note and an additional option for 35% of its equity by the April 30, 2009 deadline, as per the agreement. This deadline was verbally extended indefinitely. However, in order to focus on its core petrochemical business and existing and potential domestic exploration assets in a tight credit environment, the Company elected to not pursue additional investments under the amended agreement.

We believe that it is probable that the notes receivable from Aurora and Boreal are impaired. The amount of the impairment has been estimated based on management’s judgment of the liquidation value of the underlying assets in the companies. In determining the amount of the valuation allowance, management considered the following factors:

  Estimated potential sale prices of Aurora and Boreal’s concessions compared to other concession properties in Paraguay. While no exact comparisons are available as each concession is unique in geography and data available, potential liquidation value of the concessions is a factor. Management reviewed concessions in the area where possible; however, the availability of data is limited because each concession is privately held. In addition, each concession is unique and objective comparisons of value are virtually impossible. Management uses this information as a subjective indicator of value and trends in the area, matched with the value of the data available for the concessions held by Aurora and Boreal. While substantive quantitative work was done to analyze the data available on the concessions from Aurora and Boreal, it is a unique property. Because of the lack of objective data from comparative properties, management used its judgment and the review of qualitative information in order to value these notes.
  Our limited ability to compel Aurora and Boreal to sell the concessions in order to repay the notes
  Precipitous fall in oil and gas prices
  Contraction in credit and financing
  Curtailing of exploration activities by major oil and gas companies

Management used its experience and judgment to weigh these factors and determine the amount of the allowance.

During the twelve months ended December 31, 2009, the Company increased the allowance on the notes receivable by $268,000 to $670,000 as a result of increased uncertainty about the collectability of the notes. The company also impaired the accrued interest receivable of $10,371. Due to the uncertainty of collectability, no additional interest revenue was recorded during the twelve months ended December 31, 2009. In addition, the Company increased the impairment on notes receivable recorded in relation to the guarantee liability by $48,000. (See further discussion in Note 12.) The Company recognized total impairment expense of $326,371 during the twelve months ended December 31, 2009.

Note 6 - Oil and Gas Properties - Unproven

Block 83 and 84 Project

On March 6, 2008, we purchased a 10% interest in a joint venture formed pursuant to a joint venture agreement, with Trius Energy, LLC, as the managing venturer, and certain other joint venturers, in consideration for $800,000. Pursuant to the joint venture agreement, our company and the other joint venturers agreed, among other things, (a) to form a joint venture for the limited purpose of (i) securing, reentering, re-opening, managing, cultivating, drilling and operating the Gulf-Baker 83 #1 Well, the Sibley 84 #1 Well and the Sibley 84 #2 Well located in West Gomez oil and gas fields in Pecos County, Texas, (ii) such other business agreed to by the joint venturers, and (iii) all such actions incidental to the foregoing as the joint venturers determine; (b) that the joint venturers shall have equal rights to manage and control the joint venture and its affairs and business, and that the joint venturers designate Trius Energy, LLC, as the managing venturer and delegate to the managing venturer the day-to-day management of the joint venture; (c) that distributions from and contributions to the joint venture shall be made in a prescribed manner; and (d) that all property acquired by the joint venture shall be owned by the joint venture, in the name of the joint venture, and beneficially owned by the joint venturers in the percentages of each joint venturer from time to time. Upon entering this agreement, a director of Trius Energy, LLC was appointed as a director of the Company. On April 1, 2008, the joint venture began re-entry operations on the Sibley 84 #1 Well.

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

Although the Sibley 84#1 was tied to the gas gathering sale line and sold small amounts of natural gas, because of the blowout, Trius Energy LLC acting as managing venturer verbally extended the carried interest for the Company in the Sibley 84#1 for the Fusselman or Devonian zones. Trius is working to obtain additional funding for this well for this purpose and is contractually committed to fund the remaining two wells, Gulf Baker 83#1 and the Sibley 84#2, according to the joint venture agreement and private placement agreement to completion.

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

An additional factor in assessing the carrying value is the ability of Trius Energy LLC as managing venturer to extend the carried interest for the Company in the Sibley 84#1. This factor is assessed on two levels, one for completing the Sibley 84#1 above the insurance policy maximum, and second, for completion should there be excessive water produced. As stated above, it is the second risk that is more probable, but is mitigated by two considerations. The first consideration is that if Trius cannot or will not extend the carried interest, then all joint venturers will be called for the capital. In this instance, the Company would be required to give 10% of the completion costs, and if not, it will be considered non-consent and lose rights to the well’s cash flow until such time as allowed under the non-consent provisions of the joint operating agreement. Although Trius is a third party, privately held company and does not allow access to its financial statements, it verbally stated that it is contractually obligated to extend the carried interest as it relates to the Company and is in the process of liquidating other interests to fund the testing and blocking off of formation water, if necessary. The risk that Trius can liquidate interests can be assessed as higher than other risks, but the Company assesses it as more probable than not that Trius will be able to perform. Even if it cannot, this risk is mitigated by the number of joint venturers and relatively low amount of assessed additional work. The Company would need to have 10% to preserve its rights, and the Company assesses that it would be able to either divert funds from ongoing operations or raise additional money in the form of debt or equity. However, there is no assurance that this will occur.

Similar to the assessment of the Sibley 84#1, the Company assessed the risk for the completion of the Sibley 84#2, a new oil drill, and the Baker 83#1 in evaluating the carrying value of the project. The main risk here is the credit risk of Trius Energy. Although information is not complete, and sales prices have declined, other factors such as drilling input costs, have also declined, making it less expensive to drill new wells and re-enter shut-in wells. Another factor used in assessing the project is the price of natural gas and oil. The two gas re-entry wells are longer term assets with estimated remaining useful lives in multiple zones of over 10 years. According to the Energy Information Administration, U.S. Natural Gas Wellhead monthly prices averaged $3.71 per thousand cubic feet in 2009. The Company’s longer term projections assume a higher price per thousand cubic feet rather than incorporating short term, highly volatile prices. Although the Company believes this average over time is appropriate, the Company stressed each well with lower prices and projected volumes. The stressed values were compared to sales prices of working interests at volumes and prices comparable to stressed prices. As the market for working interests is an illiquid market and may not necessarily be relied upon, the Company also compared the results using traditional present value analysis. As the project is inherently designed to have failures in any one well or zone, the Company assesses the value in light of the potential failures of completion. For impairment purposes only, the Company used an expected value analysis, which is the weighted average of the present value of a downside, base, and upside cases, along with a total failure case, where the weights are the probabilities of occurrence of those values. The 84#2 is a new oil drill. Despite the drop in oil prices, the original expected value per barrel of oil is comparable to prices today. The Company also stressed the production and pricing models, and compared them area production, and assessed that projected pricing and production projections associated with this well would not impair its contribution to the project.

Material assumptions for all cases included a $3.00/mmbtu for gas prices and $60/barrel oil price, which are below the U.S. Government Energy Information Administration’s Annual Energy Outlook 2009 Reference Case (Updated). The 84#1 assumed a base case of 2.5 million cubic feet per day production with a target Devonian zone while the 83#1 base case was the same from the target Lower Wolfcamp zone, based upon the log analysis and area production, along with the operator’s experience in the field. An 80 barrel per day production assumption from the Yates/7-Rivers formation was used for the 84#2. Additional assumptions included a 20% decline rate for the reentry wells, and a 10% discount rate, applied to our 10% working interest, the same being a 7.5% net revenue interest.

Management determined that it would be more likely than not that Trius, who is responsible for paying our carried interest, would not be able to obtain the necessary funding to get the well operational. Management also learned that a vendor had obtained a default judgement against the operator of the well for unpaid invoices. Although the operator fully expects to resolve the issue and Trius fully expects to obtain the necessary financing, taking in totality the risks and their likelihood, at this time, the Company assessed that it is more likely than not that impairment occurred given these factors. As a result, management determined that this well is fully impaired.

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

On October 30, 2008, we entered into and closed the definitive documents for the transaction with Lakehills and a private equity drilling fund (the "Investor”). Pursuant to the terms of the Agreement, we, along with Lakehills, entered into drilling arrangements with the Investor whereby we and Lakehills granted the Investor an exclusive option to fund the drilling, re-entry and completion of certain wells located in the West Gomez field (Baker’s

Ranch) located in Pecos County, Texas. According to the terms of the Agreement, we and Lakehills transferred to the Investor a combined 100% working interest in the wells. Upon tie-in of each well, the Investor will own a 95% working interest in such well and the Investor will grant to Lakehills a 5% working interest. The Investor’s working interest shall remain 95% until such time as the Investor achieved a 12% internal rate of return from its investment (“IRR”) in the well. Thereafter, the Investor will grant to us a 5% working interest and the Investor’s working interest percentage will be reduced to 90% until such time as the Investor achieved a 20% IRR from its investment in the Well Program. Thereafter, the Investor will grant to us an additional 10% working interest such that our working interest will be 15% and the Investor’s working interest will be reduced to 80% until such time as the Investor achieved a 25% IRR from its investment in the Well Program. Thereafter, the Investor will grant to us an additional 6% working interest such that our interest in such Well will be 21% and the Investor’s working interest will be reduced to 74% accordingly. In all cases, Lakehills’ working interest will remain at 5%.

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

Lakehills issued a non-consent filing to the investor in May 2009 under the terms of the Joint Operating Agreement dated October 30, 2008. The Investor immediately disputed this filing; however, the Investor has not performed as required in the agreement, and the Company believes that they do not intend to perform. Efforts at replacing the Investor with alternate financing have been ongoing without definitive success. Although efforts to find alternative financing continue, without current financing to complete the well, the Company elected to write off its investment as of December 31, 2009.

Note 7-Long Term Debt

Long term debt consisted of the following at December 31, 2009 and 2008:

	2009	2008

Note payable to Midsouth Bank dated May 2007. The Note bears interest at 12.0 percent per annum and is payable in monthly installments of $194, maturing May 2012. The note is secured by equipment and deposit accounts.	$4,835	$6,477

Note payable to Midsouth Bank dated February 2007. The note bears interest at 12.0 percent per annum and is payable in monthly installments of$ 194, maturing February 2012 The note is secured by equipment and deposit accounts.	3,818	5,292

Note payable to FMC dated January 2007. The note bears interest at 2.90 percent per annum and is payable in monthly installments of $945, maturing February 2012. The note is secured by a vehicle.	23,785	34,264

Note Payable to FMC dated January 2007. The note bears interest at 2.90 percent per annum and is payable in monthly installments of $902, maturing February 2012. The note is secured by a vehicle.	23,642	32,734,

Note payable to FMC dated January 2007. The note bears interest at 2.90 percent per annum and is payable in monthly installments of $925 maturing February 2012. The note is secured by a vehicle.	23,297	33,562

Note assumed with vehicle purchase, payable to FMC dated December 2006. The note bears interest at 9.90 percent per annum and is payable in installments of $724, maturing December 2011. The notes is secured by a vehicle	17,474	22,484

Note assumed with vehicle purchase, payable to St. Martin Bank dated December 2005. The note bears interest at 7.10 percent per annum and is payable in installments of $852 maturing In December 2009. The note is secured by a vehicle.	-	9,808

Unsecured notes payable. The notes bear interest at 5 percent per annum and are due between September 30, 2012 and July 22, 2013	273,000	273,000

Promissory note payable in connection with the drilling program. The note bears interest at 5 percent per annum and is due April 30, 2009. The note has been extended indefinitely.	87,190	87,190

On February 12, 2009, the Company borrowed $41,415 for the purchase of a vehicle. The note bears interest at 6.75% per year, is secured by the vehicle purchased and is payable in 60 monthly payments of $817.	35,420	-

On February 15, 2009, the Company borrowed $4,343 for the purchase of equipment. The note bears interest at 12% per year, is secured by the equipment purchased and is payable 36 monthly payments of $145	3,284	-

On November 10, 2009, the Company borrowed $52,586 for the purchase of a vehicle. The note bears interest at 6% per year, is secured by the vehicle purchased and is payable in 60 monthly payments of $789.	51,392	-

On November 10, 2009, the Company borrowed $57,372 for the purchase of a vehicle. The note bears interest at 6% per year, is secured by the vehicle purchased and is payable in 60 monthly payments of $842.	56,523

Note assumed with the acquisition of Turf Chemicals, Inc. Note assumed with boat purchase, payable to Key Bank dated May 17, 2007. The note bears interest at 10.50% percent per annum and is payable in installments of $481, maturing May 17, 2022. The note is secured by a boat.	39,948	-

Note assumed with the acquisition of Turf Chemicals, Inc. Note assumed with vehicle purchase, payable to FMC dated April 2008. The note bears interest at 7.90 percent per annum and is payable in installments of $992, maturing April 2013. The note is secured by a vehicle.	36,646	-

Note assumed with the acquisition of Turf Chemicals, Inc. Note assumed with vehicle purchase, payable to FMC dated April 2008. The note bears interest at 7.99 percent per annum and is payable in installments of $614, maturing April 2013. The note is secured by a vehicle.	22,148	-

Note assumed with the acquisition of Turf Chemicals, Inc. Note assumed with vehicle purchase, payable to FMC dated April 2008. The note bears interest at 7.99 percent per annum and is payable in installments of $458, maturing April 2013. The note is secured by a vehicle.	16,093	-

Note assumed with the acquisition of Turf Chemicals, Inc. Note assumed with vehicle purchase, payable to FMC dated April 2008. The note bears interest at 7.99 percent per annum and is payable in installments of $693, maturing April 2013. The note is secured by a vehicle.	21,995	-

Unsecured note payable to Compass Bank. The note bears interest at the Wall Street Journal U.S. prime rate plus 1.50 percent (4.75 percent at December 31, 2009) per annum, is payable in monthly installments of $4,050 and is due February 1, 2011	51,760	-

Insurance financing and other short term financing, bears interest at 6.63 percent per annum and is payable in monthly installments of $13,200	115,556	82,204
Total	907,806	587,015
Less current maturities	(325,170)	(219,584)
Total long-term debt	$582,636	$367,431

On July 21, 2009, the Company borrowed $75,000 from a lender. The note bore interest at 10% per year and had a term of 56 days. The note was collateralized by 3,000,000 shares of common stock which were returned and cancelled upon repayment of the note. In connection with the loan, the Company issued 1,000,000 shares of common stock and warrants to purchase 250,000 shares of common stock at an exercise price of $0.50 per share and warrants to purchase 250,000 shares of common stock at an exercise price of $1.25. The warrants have a term of two years. The Company evaluated the warrants under current accounting pronouncements and determined that they were properly classified as equity on the balance sheet. The warrants were valued using the Black-Scholes option pricing model with the following assumptions:

Stock price on the measurement date	$ 0.14
Risk-free interest rate	0.96%
Dividend yield	0%
Volatility factor	86%
Expected life (years)	2

The common stock was valued based on the trading price of the stock on the date of issuance. The relative fair value of the common stock and warrants was determined to be $46,752 and $2,275, respectively. This resulted in a total discount of $49,027 which was recorded as a discount on the debt and an increase in additional paid in capital. This discount was amortized over the life of the loan. The loan was repaid in September 2009 with the proceeds from the issuance of the note described below.

On September 23, 2009, the Company borrowed $75,000 from a lender. The note bears interest at 5% per year and has a term of 90 days. In connection with the loan, the Company issued 500,000 shares of common stock to the lender. The shares were valued based on the market value of the stock on the date of issuance. The relative fair value of the note and the common stock was determined to be $46,778 and $28,222, respectively. As a result, the Company recorded a discount of $28,222 with a corresponding increase in equity. On December 23, 2009, ESP entered into an agreement with the lender whereby the maturity date of the December 23, 2009 note extended to February 21, 2010 and in which the interest rate on the outstanding principal balance did not change. In addition, the Company agreed to issue the holder 200,000 shares of the Company’s common stock. The shares were valued based on the market value of the stock on the date of issuance. ESP evaluated the application of, ASC 470-50-40/55 (formerly EITF 96-19) “Debtor’s Accounting for a Modification or Exchange of Debt Instruments and concluded that the revised terms constituted a debt modification rather than a debt extinguishment and accordingly, the relative fair value of the common stock on the September 23, 2009 note of $28,222 has been treated as interest expense in the accompanying income statement. As a result, the Company also recorded a discount of $57,600 with a corresponding increase in equity for the December 23, 2009 note. The discount is being amortized over the life of the note. On February 1, 2010, the Company issued 2,180,000 shares of common stock in connection with the extinguishment of the VM Consulting Debt for $76,300 in principal and interest. See Note 13.

Maturities are as follows:

2010	$325,170
2011	401,746
2012	152,977
2013	261,016
thereafter	29,897

Note 8 – Income taxes

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2009 and 2008 are as follows:

	2009	2008
Deferred tax assets:	$935,000	$185,000

Valuation Asset	(935,000)	$(185,000)
Total Deferred Tax Asset	$-	$-

As of December 31, 2009, the Company has a net operating loss carry forward of approximately $2,600,000 available to offset future taxable income through 2029. The valuation allowance was $185,000 and $935,000 at December 31, 2008 and 2009. The net change in the valuation allowance for the year ended December 31, 2008 and 2009 was an increase of $27,583 and $750,000.

Note 9 – Stockholders’ Equity

On December 15, 2008, ESP Enterprises Inc, (formerly the sole shareholder of ESP Delaware) converted a portion of a note receivable from ESP Delaware of $685,000 into paid in capital. At the same time a note for the remaining portion of the payable to Enterprises of $100,000 bears interest at 5% per annum and became due in full at December 31, 2009. The December 31, 2009 and 2008 balances are $100,000 and $58,038.This note is unsecured and has been extended indefinitely.

On March 4, 2009, the Company entered into consulting agreements with two individuals to provide strategic planning and financial consulting services for a period of six months. The Company issued a total of 1,653,000 shares of common stock to these individuals in payment for these services. The shares have fair value of $843,030 and vest over the service period. The Company valued the shares based on market value on the date of the agreement, and recognized compensation expense of $843,030 for the twelve months ended December 31, 2009. All shares are vested as of December 31, 2009.

On March 23, 2009, the Company entered into consulting agreements with two individuals to provide services to the Company for a period of one and a half years. The Company issued a total of 2,000,000 shares of common stock to these individuals in payment for the services. The shares have a fair value of $800,000 and vest over the service period. The Company valued the shares based on market value on the date of the agreement, and recognized compensation expense of $418,519 for the twelve months ended December 31, 2009. The fair value of the unvested shares is $382,482 as of December 31, 2009.

On May 26, 2009, ESP entered into a five year agreement with a human resources company (the “HR Company”), to provide employment services to screen and select qualified candidates to satisfy the manpower needs of ESP. ESP is contractually liable to pay the HR Company $100,000 each year in stock. The annual fee is due as a prepayment ten days after the effective date, on May 26, 2009. The number of shares to be issued to the HR Company is determined by dividing $100,000 by the average closing trade price of the stock over the 10 trading days immediately preceding the applicable payment date. The average trading price for the period from May 26, 2009 to June 8, 2009 was $0.240. The number of shares to be issued to the HR Company was calculated to be 335,570. The fair value of the vested shares is $34,023.

On July 17, 2009, the Company issued 1,500,000 shares of common stock to each of David Dugas, the Company’s president, and Chris Metcalf, the Company’s CEO. The shares were valued at $0.14 per share based on the market value of the stock on the date of issuance. The Company recognized compensation expense of $420,000 during the twelve months ended December 31, 2009. The shares will vest if the individuals remain with the Company until June 1, 2010.

On July 17, 2009, the Company issued 750,000 shares of common stock to an employee. The shares were valued at $0.14 per share based on the market value of the stock on the date of issuance. The Company recognized compensation expense of $105,000 during the twelve months ended December 31, 2009. The shares will vest if the employee remains with the Company until June 1, 2010.

On September 10, 2009, the Company entered into a consulting agreement with an individual. Under the terms of the agreement, the Company issued 150,000 shares of common stock upon signing the agreement and will make monthly payments beginning September 30, 2009 of either (i) $5,000 in cash or (ii) $6,000 of common stock determined by the average trading price of the stock over the ten day trading period ending on the 30th of that month at the Company’s option. If, on the date the agreement terminates or expires, the fair market value of the initial 150,000 shares of common stock is less than the fair market value of the date of grant, the Company must issue such additional number of shares of common stock to make the fair market value of all the shares issued equal the fair market value on the date of grant. ESP Resources, Inc evaluated the application of FAS 150, ASC 480-15“Accounting for certain financial instrument with characteristics of both liabilities and equity At December 31, 2009, the fair market value of the initial shares was not below the fair market value on the date of grant. The 150,000 shares of common stock were valued at $16,500 based on the fair market value on the date of grant. This amount was recognized as consulting expense in the twelve months ended December 31, 2009. The Company granted 40,000 shares of common stock to the consultant for the payment of September 2009 fees. The shares were valued at $4,360 based on the fair value of those shares on the measurement date. The Company granted 165,767 shares of common stock to the consultant for the payment of October, November, and December fees. The shares were valued at $17,212 based on the fair value of those shares on the measurement date.

On December 31, 2009, the Company issued 2,000,000 shares of common stock to David Dugas, ESP Resources Inc President, and Tony Primeaux, ESP Petrochemicals, Inc President as a compensation for providing a personal guarantee on the Factoring Line of Credit. The shares vest on the grant date and ESP recognized a fair value of the stock based compensation of $280,000.

On December 31, 2009, the Company issued 200,000 shares of common stock to a consultant as a compensation for services. The shares vest on the grant date and ESP recognized a fair value of the stock based compensation of $34,000.

On December 31, 2009, the Company issued 1,142,857 shares of common to a consultant. The shares vest on the grant date and ESP recognized a fair value of the stock based compensation of $80,000.

On July 21, 2009, the Company issued 1,000,000 shares of common stock in connection with the issuance of debt with a relative fair value of $49,027. On September 23, 2009 and December 23, 2009, respectively, the Company issued 500,000 and 200,000 shares of common stock in connection with the issuance of debt with relative fair values of $28,222 and $17,400, respectively. See Note 7 above.

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

In October, 2009, the Company received proceeds of $25,000 from sales of 357,143 units in a private placement. Each unit consists of one share of common stock, one warrant for the purchase of a share of common stock at an exercise price of $0.25 for a period of one year, and a warrant for the purchase of a share of common stock at an exercise price of $1.00 for a period of one year beginning on the first anniversary of the issuance of the warrant. The warrants were valued using the Black-Scholes option pricing model with the following assumptions: stock price on the measurement date of $.09; warrant term of 1-2 years; expected volatility of 69.10%; and discount rate of .38% . The proceeds were allocated as follows:

Common stock	$24,480
$0.25 warrant	717
$1.00 warrant	3
Total proceeds	$25,000

In November and December, 2009, the Company received proceeds of $164,000 from sales of 2,342,808 units in a private placement. Each unit consists of one share of common stock, one warrant for the purchase of a share of common stock at an exercise price of $0.25 for a period of one year, and a warrant for the purchase of a share of common stock at an exercise price of $.75 for a period of one year beginning on the first anniversary of the issuance of the warrant The warrants were valued using the Black-Scholes option pricing model with the following assumptions: stock price on the measurement date of $.09-$.13; warrant term of 1-2years; expected volatility of 50.76% -59.37%; and discount rate of .27%-.40% . The proceeds were allocated as follows:

Common stock	$160,139
$0.25 warrant	3,831
$0.75 warrant	30
Total proceeds	$164,000

On December 31, 2009, the Company issued 5,570,032 shares of common stock in connection with an extinguishment of related party debt for $194,951. See Note 11.

Note 10 – Capital Leases, Commitments and Contingencies

ESP Petrochemicals leases certain offices, facilities, equipment, and vehicles under non-cancelable operating and capital leases at various dates through 2015.

At December 31, 2009, future minimum contractual obligations were as follows:

	Capital Leases	Operating Leases
Year ending December 31, 2010	$20,624	105,000
Year ending December 31, 2011	20,624	105,000
Year ending December 31, 2012	20,279	105,000

Year ending December 31, 2013	9,413	26,250
Year ending December 31, 2014	18,414	-
Total minimum lease payments	89,354	341,250
Less: amount representing interest	(12,503)
Present value of minimum lease payments	$76,849

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

The landlord agreed to construct a laboratory building on the premises and a tank filling area and the Company agreed to pay the landlord an additional $20,000 at the end of the initial five year lease period if it does not renew the lease for the second five year term. The Company will amortize the additional costs over the initial period of the lease.

In February 2007, the Company entered into a lease for various chemical tanks with lease terms varying from six months to one year. Rental fees under this lease are determined on a per day basis in amounts of $1.65 per day or $1.75 per day depending upon the model of tank rented. As of December 31, 2009, the Company leases these tanks on a day to day basis.

A third party has threatened the Company with a civil action for money damages. The Company does not believe the allegations have merit, but has accrued a liability in the amount of $115,000 at December 31, 2009 which is the amount that management believes would be required to settle the claim.

Note 11 – Related party transaction

During the years ended December 31, 2009 and 2008, DDA Corporation LLC, which is wholly owned by the Company’s president, made several advances to the Company totaling $130,000 and $16,000, respectively. The advances were unsecured, bore no interest, and were due on demand. On July 1, 2009, the Company issued six convertible notes evidencing the Company’s obligation to repay the advances. The notes bear interest at 5% per year and mature on January 23, 2010.

On July 1, 2009, DDA Corporation assigned interest in those notes to third parties. On December 31, 2009, the third parties converted those notes in accordance with their terms and the $146,000 indebtedness in principal and $7098 accrued interest was thereby satisfied by the issuance of 4,374,244 shares of common stock.

During the year ended December 31, 2009, Diversified Consulting, LLC, which is wholly owned by the Company’s president, advanced the company $40,000 for the Company’s expanding operations. The advance was unsecured, bore no interest, and was due on demand. On July 1, 2009, the Company issued a convertible promissory note to Diversified Consulting, LLC to evidence the debt. On July 1, 2009, Diversified Consulting, LLC transferred that note to a third party. On December 31, 2009, third party converted the promissory note in accordance with its terms and the $41,853 indebtedness in principal and accrued interest was thereby satisfied by the issuance of 1,195,788 shares of common stock.

During the year ended December 31, 2009, shareholders and management have advanced the company $370,624 for the Company’s expanding operations, and the Company repaid $21,750 in cash due to entities owned by its President. On December 31, 2009, the third party assignees to the promissory notes that were issued to entities owned by President elected to convert the notes to common stock for settlement of the related party payable. The company issued 5,570,032 shares of stock valued $194,951. As a result, the Company evaluated the terms of the notes in accordance with SFAS No. 133, as amended, ASC 815 “Accounting for Derivative Instruments and Hedging Activities”, and ASC 815EITF Issue 00-19, “Accounting for Derivative Financial Instruments to and Potentially Settled in a Company’s Own Stock.” ESP Resources determined that advance from management should be accounted as convertible note and not as a derivative instruments. ESP resources evaluated the conversion feature under EITF 98-5 and EITF 00-27, ASC 470 and determined that a beneficial conversion feature should be recognized and gave rise to a debt discount of $186,000. The $186,000 in debt discounts was accelerated and recorded as interest expense and has been treated as interest expense in the accompanying income statement.

At December 31, 2009 and 2008, the Company had balances due to stockholders and related parties as follows:

	2009	2008
Due to former shareholder	-	16,100
Due to CEO	216,500	60,000
Due to ESP Enterprises	58,039	100,000
Due to entities owned by President	$24,964	$-

The Company accrued consulting expenses to related entity owned by its President, Diversified Consulting, LLC. in the amount $84,140 and $- for the year ended December 31, 2008 and 2009. The amount is included in accrued expenses at December 31, 2008 and 2009.

On July 17, 2009, ESP entered into a three year employment agreement with Chris Metcalf to serve as CEO of the Company. Mr. Metcalf will receive cash compensation of $15,000 per month and normal employee benefits. In addition, he received a one-time grant of 1,500,000 shares of common stock, which will vest if he remains with the Company until June 1, 2010,

On July 17, 2009, ESP entered into a three year employment agreement with David Dugas to serve as President of the Company. Mr. Dugas will receive cash compensation of $15,000 per month and normal employee benefits. In addition, he received a one-time grant of 1,500,000 shares of common stock, which will vest if he remains with the Company until June 1, 2010.

On July 17, 2009, ESP entered into a three year employment agreement with Tony Primeaux to serve as President of ESP Petrochemicals. Mr. Primeaux will receive cash compensation of $10,000 per month and normal employee benefits. In addition, he received a one-time grant of 750,000 shares of common stock, which will vest if he remains with the Company until June 1, 2010.

Note 12 – Guarantee liability

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

Note 13 – Subsequent events

In January, February, and March, 2010, The Company received proceeds of $564,500 from sales of 8,064,287 units in a private placement. Each unit consist of one share of common stock, one warrant for the purchase of share of common stock at an exercise price of $.25 for a period of one year, and a warrant for the purchase of a share of common stock at an exercise price of $.75 for a period of one year beginning on the first anniversary of the issuance of the warrant. The warrants were valued using the Black-Scholes option pricing model with the following assumptions: stock price on the measurement date of $.05-$.14; warrant term of 1-2 years; expected volatility of 40.89% -46.13%; and discount rate of .33%-.51%. The proceeds were allocated as follows

Common stock	$563,174
$0.25 warrant	1,325
$0.75 warrant	1
Total proceeds	$564,500

The Company granted 158,506 shares of common stock to the consultant for the payment of January, February, and March, 2010 fees. The shares were valued and will recognize $12,822 as stock based compensation based on the fair value of those shares on the 10 days of the month per share average.

On February 1, 2010, the Company became obligated to issue 2,180,000 shares of common stock in connection with the extinguishment of the VM Consulting Debt for $76,300 in principal and interest.

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

ITEM 9A. CONTROLS AND PROCEDURES

During 2009, due to the expansion of the Company’s operations and geographic distance between the principal officers of the Company, the Company implemented a more formal procedure for periodically communicating the Company’s activities to the chief executive and financial officer. The Company proposed to conduct at least weekly conference calls to review the transactions in which the Company and its subsidiary have participated in the previous week and to immediately communicate of significant events. Subsequently, it was determined that biweekly conference calls would be sufficient. The chief executive and financial officer feels that, if followed, these additional procedures will provide reasonable assurance that the Company’s controls and procedures will meet their objectives.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this annual report, being December 31, 2009, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s President and Chief Executive Officer. Based upon that evaluation, our company’s President and Chief Executive Officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Management’s report on internal control over financial reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the 1934 Act. Management has assessed the effectiveness of our internal control over financial reporting as at December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with generally accepted accounting principles; providing reasonable assurance that receipts and expenditures are made in accordance with authorizations of management and our directors; and providing reasonable assurance that unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. As a result of this assessment, management concluded that, as at December 31, 2009, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. However, because of its inherent limitations, internal control over financial reporting may not provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

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

			Dated
	Position Held		Appointed or
Name	with the Company	Age	Elected
David Dugas	President and Director	53	December 29, 2008
Chris Metcalf	Chief Executive Officer and Director	40	September 12, 2007
Tony Primeaux	Director	54	December 29, 2008
William M. Cox	Director	50	December 29, 2008

Business Experience

The following is a brief account of the education and business experience during at least the past five years of our directors and executive officers, indicating their principal occupations during that period, and the name and principal business of the organizations in which such occupation and employment were carried out.

David Dugas- President and Director

Mr. Dugas has 31 years of professional engineering and management experience. Early in his career, Mr. Dugas gained petroleum engineering and senior management experience in the oil and gas industry holding positions of increasing responsibility in the areas of production, drilling and reservoir exploitation along with property and acquisition evaluations, operations management and completion design with Chevron and Texas Pacific Oil and Gas. Mr. Dugas continued his management and engineering development as an owner and operator of several service companies supplying equipment, goods and consulting services to the oil and gas industry in North and South America, West Africa, and the Far East. Mr. Dugas was a founding member and co-owner of the company that became Ocean Energy, a NYSE listed company with a multi-billion dollar market capitalization. Mr. Dugas was the Executive Vice-President of the company with responsibility for the property acquisition, management, production and reservoir engineering functions of the company. In November, 2006, Mr. Dugas founded ESP Resources, Inc. to provide petrochemicals and related services to the Oil and Gas industry in the Gulf of Mexico, Louisiana, Texas, Mississippi, and Oklahoma regions through a wholly-owned subsidiary, ESP Petrochemicals, Inc.

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

Chris Metcalf –Chief Executive Officer and Director

Mr. Metcalf is an executive with extensive private equity and investment banking experience, with expertise in early to growth stage oil and gas companies, along with many technology and financial services companies. He brings oil and gas investment and acquisition experience in west Texas and the Gulf of Mexico. Prior to joining the Company, Mr. Metcalf was a Vice President with GF Private Equity Group LLC, where he served on the investment committee responsible for all aspects of the fund’s venture capital portfolio in early to growth stage companies across several sectors, including energy and clean technology, application and enterprise software, and financial services. Mr. Metcalf was also the President of Altitude Funds LLC, which sponsors and manages premier private equity partnerships on behalf of the GF Private Equity Group. From October, 2002 to February, 2006, Mr. Metcalf was a Vice President of Morgan Stanley where he was a portfolio and research analyst covering a variety of private equity and hedge fund investments in the U.S., Europe, Asia, and South America. Graystone Research Group builds customized private equity, real estate, and hedge fund portfolios for Morgan Stanley’s corporate institutional, pension, and ultra high net worth clients. Mr. Metcalf also serves on the board of directors of Sinobiomed, Inc., since March 2007.

Mr. Metcalf received a Bachelor of Science in Commerce from the University of Virginia, a Juris Doctor Degree from the University of Virginia School of Law, and an MBA from the University of Chicago Graduate School of Business where he graduated with honors. Mr. Metcalf is currently a member of the California and Virginia State Bar Associations.

Tony Primeaux-Director

Mr. Primeaux has 33 years of professional experience in the value-added specialty chemical market. Mr. Primeaux began his career as a service and sales technician for Oilfield Chemicals, Inc., a large petrochemical supplier to Oil and Gas companies along the Gulf Coast and was subsequently promoted to Operations Manager of the company. Mr. Primeaux became an owner/operator of Chemical Control, Inc., a specialty chemical company, in the 1980’s that was sold to Coastal Chemicals, a larger competitor, after 11 years of successful operations. Mr. Primeaux has expertise in advanced interpretation and application petrochemical technologies having designed chemical programs to achieve maximum effectiveness in some of the most hostile environments in the operating world of production operations for the Oil and Gas industry.

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

William M. Cox-Director

Mr. Cox is an executive with extensive experience in the Oil and Gas industry having served in various capacities as a geologist and asset manager for 27 years. Mr. Cox currently serves as the Exploration Manager for Stone Energy Corporation, a NYSE listed Oil and Gas Company. His experience as an interpretation and exploration geologist has contributed significantly to the discovery of substantial Oil and Gas reserves in the offshore and deepwater Gulf of Mexico including development of opportunities in the East Breaks, Green Canyon, and Garden Banks regions of the Gulf of Mexico where water depths often exceed 5000 feet.

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2009,, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with, with the exception of the following:

		Number of
		Transactions Not
	Number of Late	Reported on a Timely	Failure to File
Name	Reports	Basis	Requested Forms
Chris Metcalf	1 (1)	2 (1)	Nil
Scott Tyson	0	Nil	1 (2)
David Dugas	1(1)	1(4)	1(4)
Tony Primeaux	0	2(2)(4)	2(2)(4)
William Cox	0	1(2)	1(2)

(1)	The named officer, director or greater than 10% stockholder, as applicable, filed a late Form 3 – Initial Statement of Beneficial Ownership of Securities.

(2)	The named officer, director or greater than 10% stockholder, as applicable, did not file a Form 3 – Initial Statement of Beneficial Ownership of Securities as required by applicable law.

(3)	The named officer, director or greater than 10% stockholder, as applicable, filed a late Form 4 - Statement of Changes in Beneficial Ownership of Securities.

(4)	The named officer, director or greater than 10% stockholder, as applicable, did not file a Form 4 - Statement of Changes in Beneficial Ownership of Securities as required by applicable law.

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

Our Code of Business Conduct and Ethics was filed as an exhibit with our annual report on Form 10-KSB filed with the Securities and Exchange Commission on August 28, 2007. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: ESP Resources Inc., of 1255 Lions Club Rd., Scott, LA 70503.

Nomination Process

As of December 31, 2009, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

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

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended December 31, 2009; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the year ended December 31, 2009, who we will collectively refer to as the named executive officers of our company for the years ended December 31, 2009 and 2008, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officer, whose total compensation does not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option ($)	Non- Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa -tion ($)	Total ($)
Chris Metcalf Chief Executive Officer and Director (1)	2009 2008 2007	$180,000 $135,000 N/A	Nil Nil N/A	$210,000 Nil N/A	Nil Nil N/A	Nil Nil N/A	Nil Nil N/A	Nil Nil N/A	$345,000 $135,000 N/A
David Dugas President and Director(1)	2009	$180,0000	Nil	$350,000	Nil	Nil	Nil	Nil	$485,000

(1) Chris Metcalf was appointed as our president and chief executive officer and as a director of our company on September 12, 2007. On December 29, 2008 Chris Metcalf submitted his resignation as President of the Company to the Board of Directors, which accepted the resignation on the same day. On December 29, 2008 Dave Dugas was appointed as President and director of the Company

Executive Compensation

In addition, we have agreed to pay a monthly salary of $15,000 per month to each of Chris Metcalf and David Dugas in consideration of their services as the president and chief executive officer of our company.

Equity Compensation Plan Information and Stock Options

We do not currently have any equity compensation plans or any outstanding stock options.

Compensation of Directors

We currently have no formal plan for compensating our directors for their services in their capacity as directors, although we may elect to issue stock options to such persons from time to time. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director. On March 4, 2010 the board of directors approved the payment of 200,000 shares of the Company’s common stock to William Cox in remuneration for his services as an independent member of the Company’s board of directors.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2009, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percentage of Class (1)

Chris Metcalf c/o 1255 Lions Club Road Lafayette, LA 70598	3,900,000	8.63%

David Dugas 1255 Lions Club Road Lafayette, LA 70598	3,500,000	7.75%

Tony Primeaux 408 Kilbourne Circle Carencro, LA 70520	3,837,700	8.49%

William Cox 1255 Lions Club Rd. Lafayette, LA 70503	247,583	0.55%

L. Stacy Mitchell 5016 Elk Lane Edinburg, TX 78539	4,000,000	8.85%

Directors and Executive Officers as a Group (two persons)	11,485,283	25.42%

(1)

Based on 45,185,295 shares of common stock issued and outstanding as of December 31, 2009. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.

Change in Control

We are not aware of any arrangement that might result in a change in control of our company in the future.

Equity Plan Compensation Information

Our company does not currently have a stock option plan or other form of equity plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as described below, no director, executive officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, during the year ended December 31, 2009, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

We had an agreement to pay a monthly salary of US$15,000 per month to each of Chris Metcalf and David Dugas in consideration of their services as the president and chief executive officer of our company. That oral agreement was replaced by the employment agreement by and between the Company and each of Mr. Metcalf and Mr. Dugas dated July 17, 2009 (see below)

We were charged $180,000 (2008: $135,000) for salaries for Chris Metcalf, a director and officer of our company.

David Dugas is a director and an executive officer of the Company. Mr. Dugas is also an officer and majority equity owner of each of Diversified Consulting, LLC and DDA Corporation, LLC. The Company had an oral agreement to pay Diversified Consulting, LLC a fee of $10,500 per month in consideration of the officer and director services provided by Mr. Dugas. This agreement was replaced by the employment agreement entered into between the Company and Mr. Dugas dated July 17, 2009 (see below). In 2008 and prior to the acquisition of ESP Resources, Inc. by the Company, DDA Corporation loaned $16,000 to ESP Resources, Inc. The repayment terms of that loan have not been documented, but is a liability assumed by the Company in the acquisition of ESP Resources, Inc.

In 2008, prior to the acquisition of ESP Resources, Inc. by the Company, ESP Resources, Inc. loaned $30,000 to ESP Enterprises, Inc., a beneficial owner of more than 10% of the Company’s outstanding shares. The repayment terms of the loan have not been documents, but the right to receive the repayment of the loan was an asset acquired by the Company when it acquired ESP Resources, Inc.

During the years ended December 31, 2009 and 2008, DDA Corporation LLC, which is wholly owned by the Company’s president, made several advances to the Company totaling $130,000 and $16,000, respectively. The advances were unsecured, bore no interest, and were due on demand. On July 1, 2009, the Company issued six convertible notes evidencing the Company’s obligation to repay the advances. The notes bear interest at 5% per year and mature on January 23, 2010. On July 1, 2009, DDA Corporation assigned its interest in those notes to various third parties. On December 31, 2009, the third parties converted those notes in accordance with their terms and the $146,000 indebtedness in principal and $7098 accrued interest was thereby satisfied by the issuance of 4,374,244 shares of common stock.

During the year ended December 31, 2009, Diversified Consulting, LLC, which is wholly owned by the Company’s president, advanced the company $40,000 for the Company’s expanding operations. The advance was unsecured, bore no interest, and was due on demand. On July 1, 2009, the Company issued a convertible promissory note to Diversified Consulting, LLC to evidence the debt. On July 1, 2009, Diversified Consulting, LLC transferred that note to a third party. On December 31, 2009, third party converted the promissory note in accordance with its terms and the $41,853 indebtedness in principal and accrued interest was thereby satisfied by the issuance of 1,195,788 shares of common stock.

During the year ended December 31, 2009, shareholders and management have advanced the company $370,624 for the Company’s expanding operations, and the Company repaid $21,750 in cash due to entities owned by its President. On December 31, 2009, the third party assignees to the promissory notes that were issued to entities owned by President elected to convert the notes to common stock for settlement of the related party payable. The company issued 5,570,032 shares of stock valued $194,951. As a result, the Company recorded a discount of $186,000 with a corresponding increase in equity and $186,000 has been treated as interest expense in the accompanying income statement.

The Company accrued consulting expenses to related entity owned by its President, Diversified Consulting, LLC. in the amount $84,140 and $- for the year ended December 31, 2008 and 2009. The amount is included in accrued expenses at December 31, 2008 and 2009.

On July 17, 2009, ESP entered into a three year employment agreement with Chris Metcalf to serve as CEO of the Company. Mr. Metcalf will receive cash compensation of $15,000 per month and normal employee benefits. In addition, he received a one-time grant of 1,500,000 shares of common stock, which will vest if he remains with the Company until June 1, 2010.

On July 17, 2009, ESP entered into a three year employment agreement with David Dugas to serve as President of the Company. Mr. Dugas will receive cash compensation of $15,000 per month and normal employee benefits. In addition, he received a one-time grant of 1,500,000 shares of common stock, which will vest if he remains with the Company until June 1, 2010.

On July 17, 2009, ESP entered into a three year employment agreement with Tony Primeaux to serve as President of ESP Petrochemicals. Mr. Primeaux will receive cash compensation of $10,000 per month and normal employee benefits. In addition, he received a one-time grant of 750,000 shares of common stock, which will vest if he remains with the Company until June 1, 2010.

Corporate Governance

We currently act with four directors consisting of David Dugas, Chris Metcalf, Tony Primeaux and William M. Cox. Willaim M. Cox is considered an “independent director” as defined by Rule 5605(a)(2) of The NASDAQ Listing Rules.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed or to be billed by MaloneBailey, LLP, for professional services rendered for the audit of our annual financial statements included in our annual report on Form 10-K for 2008 is $42,000 and for 2009 is $80,000.

Audit Related Fees

None

Tax Fees

None.

All Other Fees

None.

Our board of directors, who acts as our audit committee, has adopted a policy governing the pre-approval by the board of directors of all services, audit and non-audit, to be provided to our company by our independent auditors. Under the policy, the board or directors has pre-approved the provision by our independent auditors of specific audit, audit related, tax and other non-audit services as being consistent with auditor independence. Requests or applications to provide services that require the specific pre-approval of the board of directors must be submitted the board of directors by the independent auditors, and the independent auditors must advise the board of directors as to whether, in the independent auditor’s view, the request or application is consistent with the Securities and Exchange Commission’s rules on auditor independence.

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
Date: April 23, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Chris Metcalf
Chris Metcalf
Chief Executive Officer and Director
(Principal Executive Officer and Principal
Financial Officer)
Date: April 23, 2010

By: /s/ David Dugas
David Dugas
President and Director
Date: April 23, 2010

By: /s/ Tony Primeaux
Tony Primeaux
Director
Date: April 23, 2010

By: /s/ William M Cox
William M. Cox
Director
Date: April 23, 2010