Form 10-Q
period 2010-03-31
ESP Resources, Inc.
filed 2010-05-17
CIK 1346526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

55,588,088 common shares issued and outstanding as of May 17, 2010.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

     It is the opinion of management that the interim financial statements for the quarter ended March 31, 2010 include all adjustments necessary in order to ensure that the interim financial statements are not misleading.

ESP Resources, Inc.
Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2010	2009
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$187,472	$25,107
Accounts receivable, net	803,399	815,703
Inventories, net	465,650	290,218
Prepaid expenses and other current assets	126,059	166,738
Total current assets	1,582,580	1,297,766

Property and equipment, net of accumulated depreciation of $255,677 and $219,341, respectively	697,875	683,403
Restricted cash	42,561	41,139
Intangible assets, net of amortization of $75,864 and $30,490, respectively	836,419	884,480
Other assets	25,750	26,786

Total assets	$3,185,185	$2,933,574

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$744,009	$589,284
Factoring payable	400,652	380,724
Accrued expenses	248,035	232,266
Due to related parties	402,478	359,010
Guarantee liability	120,000	120,000
Due to Turf shareholders for acquisition	-	263,700
Current maturities of long-term debt	299,626	325,170
Current portion of capital lease obligation	16,495	20,624
Loan from investor	58,039	58,039
Total current liabilities	2,289,334	2,348,817

Loan from investor, noncurrent	-	-
Long-term debt (less current maturities)	520,382	582,636
Capital lease obligations (less current maturities)	56,620	56,225
Contingent consideration payable for acquisition of Turf	350,000	350,000
Deferred lease cost	32,000	33,000
Total liabilities	3,248,336	3,370,678

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock - $0.001 par value, 1,200,000,000 shares authorized,55,588,088 and 45,185,295 shares issued and outstanding, respectively
	55,588	45,185
Additional paid-in capital	8,189,412	7,398,877
Subscription receivable	(1,000)	(1,000)
Accumulated deficit	(8,307,151)	(7,880,166)
Total stockholders' equity (deficit)	(63,151)	(437,104)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$3,185,185	$2,933,574

The accompanying notes are an integral part of these consolidated financial statements.

ESP Resources, Inc.
Consolidated Statements of Operations
For the Three Months Ended March 31, 2010 and 2009
(Unaudited)

	Three months ended March 31,
	2010	2009

SALES, NET	$1,015,576	$569,093
COST OF GOODS SOLD	552,993	396,769

GROSS PROFIT	462,583	172,324

General and administrative	709,501	466,840
Depreciation and amortization	75,502	4,645

LOSS FROM OPERATIONS	(322,420)	(299,161)

OTHER EXPENSE
Interest expense	(88,228)	(10,621)
Factoring fees	(19,352)	(18,964)
Other income	3,000	-
Interest income	15	16
Other expense	-	(80)
Total other expense	(104,565)	(29,649)

NET LOSS	$(426,985)	$(328,810)

NET LOSS PER SHARE (basic and diluted)	$(0.01)	$(0.02)

WEIGHTED AVERAGE SHARES OUTSTANDING	51,962,821	19,868,996

The accompanying notes are an integral part of these consolidated financial statements

ESP Resources, Inc.
Statement of Stockholders’ Equity
For the three months ended March 31, 2010
(Unaudited)

	Common stock			Subscription	Accumulated
	Number	Par Value	APIC	Receivable	Deficit	Total
Balance, December 31, 2009	45,185,295	45,185	7,398,877	(1,000)	(7,880,166)	(437,104)

Stock based compensation	158,506	159	159,980	-	-	160,139

Shares issued in connection with note conversion	2,180,000	2,180	74,120	-	-	76,300

Shares issued with PPM	8,064,287	8,064	556,435	-	-	564,499
Net loss	-	-	-	-	(426,985)	(426,985)
Balance, March 31, 2010	55,588,088	55,588	8,189,412	(1,000)	(8,307,151)	(63,151)

The accompanying notes are an integral part of these consolidated financial statements.

ESP Resources, Inc. and Subsidiaries
Consolidated Statements of Cash Flow
(Unaudited)

	For the Three months ended
	March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(426,985)	$(328,810)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation, including amounts included in cost of goods sold	85,700	19,472
Stock based compensation	160,139	137,566
Amortization of discount on debt	75,000	-
Changes in operating assets and liabilities:
Accounts receivable	12,304	(55,094)
Inventory	(175,432)	(29,053)
Prepaid expenses and other current assets	40,679	38,384
Other assets	1,036	(12,922)
Accounts payable	154,725	74,980
Accrued expenses	6,751	65,533
Accrued salaries to related parties	78,374	-
CASH USED IN OPERATING ACTIVITIES	12,291	(89,944)

CASH FLOWS FROM INVESTING ACTIVITIES
Restricted cash	(1,422)	(8,505)
Cash payment for acquisition of Turf	(263,700)	-
Purchase of fixed assets	(53,111)	(12,053)
CASH USED IN INVESTING ACTIVITIES	(318,233)	(20,558)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long term debt	(32,215)	(15,733)
Repayment of capital leases	(3,734)	(1,974)
Net factoring advances	19,928	36,010
Payments on insurance financing	(51,229)	(22,417)
Borrowing (repayments) of loans from related parties	(28,942)	(20,000)
Proceeds from loans from related parties	-	170,000
Proceeds from sales of Units in private placement	564,499	-
CASH PROVIDED BY FINANCING ACTIVITIES	468,307	145,886

NET INCREASE IN CASH	162,365	35,384
CASH AT BEGINNING OF PERIOD	25,107	27,367

CASH AT END OF PERIOD	$187,472	$62,751

Non-cash investing and financing transactions:
Notes issued for purchase of property and equipment	$-	$45,757
Stock issued for debt conversion	76,300	-

The accompanying notes are an integral part of these consolidated financial statements

ESP Resources, Inc.
Notes to Unaudited Consolidated Financial Statements
March 31, 2010

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

Interim Financial Statements

The condensed unaudited consolidated financial statements presented herein have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) and the accounting policies set forth in its audited financial statements for the period ended December 31, 2009 as filed with the Securities and Exchange Commission (the “SEC”) in the Company’s Annual Report on Form 10-K and should be read in conjunction with the notes thereto.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. The results of operations presented for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the year. These condensed consolidated financial statements should be read in connection with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Concentrations

The Company has four major customers that together account for 47% of accounts receivable at March 31, 2010 and four major customers that together account for 50% of the total revenues earned for the three months ended March 31, 2010.

	Accounts
	receivable	Revenue
Customer A	15%	13%
Customer B (1)	14%	N/A
Customer C	11%	21%
Customer D	7%	8%
Customer E (2)	N/A	8%
	47%	50%

(1)	Revenues from this customer were not significant during period.
(2)	Accounts receivable from this customer as of March 31, 2010 were not significant.

The Company has four vendors that accounted for 68% of purchases and 38% of the ending accounts payable at March 31, 2010.

	Accounts
	Payable	Purchases
Vendor A	15%	30%
Vendor B	5%	19%
Vendor C	11%	13%
Vendor D	7%	6%
	38%	68%

Revenue and Cost Recognition

The Company through its wholly owned subsidiary, ESP Petrochemicals, Inc., is a custom formulator of petrochemicals for the oil & gas industry. Since the products are specific to each location, the receipt of an order or purchase order starts the production process. Once the blending takes place, the order is delivered to the land site or dock. When the containers of blended petrochemicals are offloaded at the dock, or they are stored on the land site, a delivery ticket is obtained, an invoice is generated and Company recognizes revenue. The invoice is generated based on the credit agreement with the customer at the agreed-upon price.

Revenue is recognized when title and risk of loss have transferred to the customer and when contractual terms have been fulfilled. Transfer of title and risk of loss occurs when the product is delivered in accordance with the contractual shipping terms, generally to a land site or dock. Revenue is recognized based on the credit agreement with the customer at the agreed upon price.

Basic and Diluted Loss Per Share

Basic and diluted earnings or loss per share (EPS) amounts in the financial statements are computed in accordance SFAS No. 128, ASC 260 – 10 “ Earnings per Share ”, which establishes the requirements for presenting EPS. Basic EPS is based on the weighted average number of common shares outstanding. Diluted EPS is based on the weighted average number of common shares outstanding and dilutive common stock equivalents. Basic EPS is computed by dividing net income/loss available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period.

Potentially dilutive securities were excluded from the calculation of diluted loss per share, because their effect would be anti-dilutive.

Accounts Receivable and Allowance for Doubtful Accounts

The Company generally does not require collateral, and the majority of its trade receivables are unsecured. The Company’s credit terms generally require payment within 30 days from the date of the sale. The carrying amount for accounts receivable approximates fair value.

Accounts receivable consisted of the following as of March 31, 2010 and December 31, 2009:

	March 31,	December 31,
	2010	2009
Trade receivables	$803,399	$815,703
Less: Allowance for doubtful accounts	-	-
Net accounts receivable	$803,399	$815,703

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

Management has estimated the fair value of the earn-out provision at $350,000 on the date of acquisition and recorded this as a contingent liability as of December 31, 2009 and March 31, 2010.

Unaudited pro forma condensed combined financial statements

The following table reflects the unaudited pro forma results of operations for the three months ended March 31, 2009 as though the Turf Acquisition had occurred on January 1, 2009. The pro forma amounts are not necessarily indicative of the results that may be reported in the future:

Three months
ended
March 31,
2009
Revenues	$742,455
Cost of Goods Sold	(450,846)
Gross Profit	291,609

Total Operating Expenses	576,485

Net Loss	$284,876

Intangible assets

Intangible assets relate to the customer list acquired with the acquisition of Turf described above. Intangible assets are being amortized over their estimated life of five years. The Company recognized amortization expense of $45,735 and $30,490 for the three months ended March 31, 2010 and 2009, respectively.

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued guidance to change financial reporting by enterprises involved with variable interest entities (“VIEs”). The standard replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a VIE with an approach focused on identifying which enterprise has the power to direct the activities of a VIE and the obligation to absorb losses of the entity or the right to receive the entity’s residual returns. This standard was effective for us on January 1, 2010. ESP Resources does not have any interests in variable interest entities; therefore, this standard did not have any impact on its consolidated financial statements.

In January 2010, the FASB issued authoritative guidance intended to improve disclosures about fair value measurements. The guidance requires entities to disclose significant transfers in and out of fair value hierarchy levels, the reasons for the transfers and to present information about purchases, sales, issuances and settlements separately in the reconciliation of fair value measurements using significant unobservable inputs (Level 3). Additionally, the guidance clarifies that a reporting entity should provide fair value measurements for each class of assets and liabilities and disclose the inputs and valuation techniques used for fair value measurements using significant other observable inputs (Level 2) and significant unobservable inputs (Level 3). This guidance was effective for ESP Resources on January 1, 2010, except for the disclosures about purchases, sales, issuances and settlements in the Level 3 reconciliation, which will be effective for interim and annual periods beginning after December 15, 2010. As this guidance provides only disclosure requirements, the adoption of this standard did not impact the Company’s results of operations, cash flows or financial position.

Note 2 – Going Concern

The Company has net losses for the three months ended March 31, 2010 as well as minimal cash flows from operations and negative working capital.

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

Note 3 – Inventory

Inventory represents raw and blended chemicals and other items valued at the lower of cost or market with cost determined using the first-in first-out method, and with market defined as the lower of replacement cost or realizable value.

Inventory consisted of the following as of March 31, 2010 and December 31, 2009:

	March 31,	December 31,
	2010	2009
Raw materials	$374,688	$236,129
Finished goods	90,962	54,089
Total inventory	$465,650	$290,218

Note 4 – Long-Term Debt

On February 1, 2010, the Company granted 2,180,000 shares of common stock in connection with the extinguishment of the VM Consulting Debt for $76,300 in principal and interest.

Note 5 – Commitments and Contingencies

A third party has threatened the Company with a civil action for money damages. The Company does not believe the allegations have merit, but has accrued a liability in the amount of $115,000 at March 31, 2010 and December 31, 2009 which is the amount that management believes would be required to settle the claim.

Note 6 – Stockholders’ Equity

In January, February, and March, 2010, The Company received proceeds of $564,500 from sales of 8,064,287 units in a private placement. Each unit consist of one share of common stock, one warrant for the purchase of share of common stock at an exercise price of $.25 for a period of one year, and a warrant for the purchase of a share of common stock at an exercise price of $.75 for a period of one year beginning on the first anniversary of the issuance of the warrant. The warrants were valued using the Black-Scholes option pricing model with the following assumptions: stock price on the measurement date of $.05-$.14; warrant term of 1-2 years; expected volatility of 40.89% -46.13%; and discount rate of .33%-.51%. On March 23, 2009, the Company entered into consulting agreements with two individuals to provide services to the Company for a period of one and a half years. The Company issued a total of 2,000,000 shares of common stock to these individuals in payment for the services. The shares have a fair value of $800,000 and vest over the service period. The Company valued the shares based on market value on the date of the agreement, and recognized compensation expense of $133,334 and $418,519 as of March 30, 2010 and December 31, 2009. The fair value of the unvested shares is $248,147 as of March 31, 2010.

On May 26, 2009, ESP entered into a five year agreement with a human resources company (the “HR Company”), to provide employment services to screen and select qualified candidates to satisfy the manpower needs of ESP. ESP is contractually liable to pay the HR Company $100,000 each year in stock. The annual fee is due as a prepayment ten days after the effective date, on May 26, 2009. The number of shares to be issued to the HR Company is determined by dividing $100,000 by the average closing trade price of the stock over the 10 trading days immediately preceding the applicable payment date. The average trading price for the period from May 26, 2009 to June 8, 2009 was $0.240. The number of shares to be issued to the HR Company was calculated to be 335,570. The shares have a fair value of $83,890 and vest over the service period. The Company valued the shares based on market value on the date of agreement, and recognized compensation expense of 13,983 and $34,023 as of March 30, 2010 and December 31, 2009. The fair value of the unvested shares is $35,889 as of March 31, 2010.

The Company granted 158,506 shares of common stock to a consultant for the payment of January, February, and March, 2010 fees. The shares were valued at $12,822 based on the fair value of those shares on the 10 days of the month per share average. During the three months ended March 31, 2010, the Company recognized stock compensation expense of $147,316 related to stock issued during 2009 which vested during the period.

Note 7 – Related Party Transactions

Shareholders and management have advanced the Company $78,374 for the Company’s expanding operations and the Company has made $28,942 in payments toward the loan for the quarter ended March 31, 2010.

As of March 31, 2010 and December 31, 2009, the Company had balances due to stockholders and related parties as follows:

	March 31	December 31,
	2010	2009
Due to former shareholder	$31,604	$59,507
Due to CEO	246,500	216,500
Due to President	47,335	-
Due to ESP Enterprises	58,039	58,039
Due to entities owned by President	19,000	24,964
	$402,478	$359,010

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

For the three month periods ended March 31, 2010 and March 31, 2009

The following table summarizes the results of our operations during the three months ended March 31, 2010 and 2009, and provides information regarding the dollar and percentage increase or (decrease) from 2010 to 2009.

	Three months ended
	March 31,		$ Increase	% Increase
	2010	2009	(Decrease)	(Decrease)
Sales	$1,015,576	$569,093	446,483	78.46%
Cost of goods sold	552,993	396,769	156,224	39.37%
Gross profit	462,583	172,324	290,259	168.44%
Total general and administrative expenses	709,501	466,840	242,661	51. 98%
Depreciation expense	75,502	4,645	70,857	1525.45%
Loss from operations	(322,420)	(299,161)	(23,259)	7.77%
Total other income (loss)	(104,565)	(29,649)	(74,916)	252.68%
Net loss	(426,985)	(328,810)	(98,175)	29.86%

Sales

Sales revenue increased to $1,015,576 for the three months ended March 31, 2010 compared to $569,093 for the same period of 2009, an increase of $446,483. The increase was due to several factors. The customer base expanded between the first quarter of 2009 and the first quarter of 2010 due to increased sales coverage in the Southern Louisiana, South Texas and East Texas regions. ESPPI hired additional field service technicians in the East Texas region in the third quarter of 2009 and their sales contacts resulted in a direct increase in sales volumes from this region of $80,380 during the first quarter of 2010. We effectively concluded the absorption of the Turf Chemistry business into our South Texas region on November 1, 2009. The sales for the first quarter of 2010 from this region increased $166,264. ESPPI increased sales volume to several of our existing customers through supply of additional petrochemical products at our customer well-sites in the first quarter of 2010 resulting in sales increases exceeding $200,000 for first quarter 2010 in comparison to first quarter 2009.

Cost of goods sold and gross profit

Cost of goods sold for the three months ended March 31, 2010 was $552,993, an increase of $156,224 or 39.37% compared to $396,769 over the same period in 2009. The increase is comparable to the increase in sales for the same period. Our gross profit increased to $462,583 for the three months ended March 31, 2010, an increase of $290,259 or 168.44% compared to $172,324 for the same period of 2009. Gross profit as a percentage of revenue was 46% for the first quarter ended March 31, 2010. Such increase was mainly contributed by economies of increased purchases of raw materials on a per unit basis used in our blending operations and a greater efficiency in the service of our company delivery team resulting in a reduction in our service delivery cost. In addition, we experienced an increase in sales of higher gross margin chemical blends during first quarter 2010 in comparison with 2009 primarily in our south and east Texas regions.

General and administrative expenses

General and administrative expenses increased to $709,501 for the three months ended March 31, 2010 compared to $466,840 for the same period of 2009. The increase in general and administrative expenses in the first quarter 2010 was primarily due to the increase in staff, an increase in facility rental as ESPPI took over the expenses of a larger rental facility in the South Texas after the acquisition of the Turf Chemistry business and assets, and the opening of a sales and blending facility in our Longview, Texas region. The personnel level of ESPPI increased from six (6) employees in first quarter 2009 to nineteen (19) employees in 2010 to accommodate the increase in sales. The expenses in 2010 include stock based compensation of $160,139. Excluding this expense the increase in general and administrative expenses would have been $546,362. This increase was primarily related to temporarily higher costs associated with combining the companies acquired late in 2009.

Net loss

Our net loss increased to a loss of $426,985 for the three months ended March 31, 2010 compared to a loss of $328,810 for the same period of 2009. The primary reason for the increase in the net loss was the increase in general and administrative expenses, interest expense, and depreciation, and an increase in stock based compensation during 2010.

EBITDA:

 Earnings before interest, taxes, depreciation and amortization (“EBITDA”) are a non-GAAP financial measure. We use EBITDA as an unaudited supplemental financial measure to assess the financial performance of its assets without regard to financing methods, capital structures, taxes or historical cost basis; its liquidity and operating performance over time in relation to other companies that own similar assets and that we believe calculate EBITDA in a similar manner; and the ability of our assets to generate cash sufficient for us to pay potential interest costs. We also understand that such data are used by investors to assess our performance. However, the term EBITDA is not defined under generally accepted accounting principles and EBITDA is not a measure of operating income, operating performance or liquidity presented in accordance with generally accepted accounting principles. When assessing our operating performance or liquidity, investors should not consider this data in isolation or as a substitute for net income, cash flow from operating activities, or other cash flow data calculated in accordance with generally accepted accounting principles. EBITDA for the three months ended March 31, 2010 was ($103,131) compared to ($175,994), a decrease of $72,863 from the same prior year period.

	2010	2009
Net loss	$(426,985)	$(328,810)
Add back interest expense, net of interest income	88,213	10,605
Add back depreciation and amortization	75,502	4,645
Stock based compensation	160,139	137,566
EBITDA	$(103,131)	$(175,994)

Cash Flow Provided by Operating Activities

Operating activities provided cash of $12,291 for the three months ended March 31, 2010, compared to using $89,944 for the three months ended March 31, 2009. The decrease in cash used during the three months ended March 31, 2010, was primarily attributable to increases in depreciation, the amortization of discount on debt, and inventory, along with decreases in accounts receivable, and changes in our non-cash working capital balances related to operations, including prepaid expenses and other current assets, accounts payable, and accrued liabilities.

Cash Flow Used in Investing Activities

Investing activities used cash of $318,233 for the three month period ended March 31, 2010 compared to using $20,558 for the three month period ended March 31, 2010. The cash used in investing activities was a result of the cash payment for the acquisition of Turf and the purchases of fixed assets.

Cash Flow Provided by Financing Activities

Financing activities generated cash of $468,307 for the three month period ended March 31, 2010 compared to generating $145,886 for the three month period ended March 31, 2009. The cash generated from financing activities was a result of proceeds from the sales of units in a private placement.

Liquidity and Capital Resources

As of March 31, 2010, our total assets were $3,185,185 and our total liabilities were $3,248,336. We had cash of $187,472, current assets of $1,582,580 and current liabilities of $2,289,334 as of March 31, 2010. We had negative working capital of $706,754 on that date.

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

Cash Requirements

Our plan of operations for the next 12 months involves the growth of our petrochemical business through the expansion of regional sales, and the research and development of new chemical and analytical services in areas of waste remediation, water treatment and specialty biodegradable cleaning compounds. As of March 31, 2010, our company had cash of $187,472 and a working capital deficit of $706,754.

We estimate that our general operating expenses for the next twelve month period to include at least $2,000,000 for professional fees and general and administrative expenses. Estimated operating expenses include provisions for consulting fees, salaries, travel, telephone, office rent, and ongoing legal, accounting, and audit expenses to comply with our reporting responsibilities as a public company under the United States Exchange Act of 1934, as amended.

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

We incurred a net loss of $426,985 for the three months ended March 31, 2010. As indicated above, we anticipate that our projected operating expenses for the next twelve months will be $2,000,000. We will be required to raise additional funds through the issuance of equity securities or through debt financing in order to carry-out our plan of operations for the next twelve month period. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates.

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

Preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. There have been no changes to our critical accounting policies from those described in our annual report on Form 10-KSB for the year ended December 31, 2009.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report, being March 31, 2010, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s President and Chief Executive Officer. Based upon that evaluation, our company’s President and Chief Executive Officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Management’s report on internal control over financial reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the 1934 Act. Management has assessed the effectiveness of our internal control over financial reporting as at March 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with generally accepted accounting principles; providing reasonable assurance that receipts and expenditures are made in accordance with authorizations of management and our directors; and providing reasonable assurance that unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. As a result of this assessment, management concluded that, as at March 31, 2010, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. However, because of its inherent limitations, internal control over financial reporting may not provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

This quarterly report does not include an attestation report of our independent auditors regarding internal control over financial reporting. Management's report was not subject to attestation by our independent auditors pursuant to temporary rules of the SEC that permit our company to provide only management's report in this quarterly report.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In January, February, and March, 2010, we sold 8,064,287 units in private placement and received proceeds of $564,500. Each unit consists of one share of common stock, one warrant for the purchase of share of common stock at an exercise price of $.25 for a period of one year, and a warrant for the purchase of a share of common stock at an exercise price of $.75 for a period of one year beginning on the first anniversary of the issuance of the warrant. Each purchaser of the Securities represented to the Company that such purchaser is an “accredited investor” within the meaning of Rule 501 of Regulation D. The Company sold these unregistered securities in accordance with Rule 506 of Regulation D under the Securities Act of 1933, as amended. Proceeds were used for working capital to fund continuing operations.

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
Date: May 17, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Chris Metcalf
Chris Metcalf
Chief Executive Officer and Director
(Principal Executive Officer and Principal
Financial Officer)
Date: May 17, 2010

By: /s/ David Dugas
David Dugas
President and Director
Date: May 17, 2010

By: /s/ Tony Primeaux
Tony Primeaux
Director
Date: May 17, 2010

By: /s/ William M Cox
William M. Cox
Director
Date: May 17, 2010