Form 10-Q
period 2010-06-30
ESP Resources, Inc.
filed 2010-08-19
CIK 1346526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

67,413,956 common shares issued and outstanding as of August 18, 2010.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

     It is the opinion of management that the interim financial statements for the quarter ended June 30, 2010 include all adjustments necessary in order to ensure that the interim financial statements are not misleading.

ESP Resources, Inc.
Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2010	2009
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$58,290	$25,107
Accounts receivable	1,089,166	815,703
Inventories, net	681,223	290,218
Prepaid expenses and other current assets	79,082	166,738
Total current assets	1,907,761	1,297,766

Property and equipment, net of accumulated depreciation of $297,063 and $219,341, respectively	802,863	683,403
Restricted cash	81,442	41,139
Intangible assets, net of amortization of $91,506 and $30,490, respectively	792,974	884,480
Other assets	39,886	26,786

Total assets	$3,624,926	$2,933,574

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$1,003,290	$589,284
Factoring payable	723,014	380,724
Accrued expenses	271,058	232,266
Due to related parties	254,880	359,010
Guarantee liability	120,000	120,000
Due to Turf shareholders for acquisition	-	263,700
Current maturities of long-term debt	281,182	325,170
Current portion of capital lease obligation	17,460	20,624
Loan from investor	58,139	58,039
Total current liabilities	2,729,023	2,348,817

Long-term debt (less current maturities)	510,621	582,636
Capital lease obligations (less current maturities)	51,626	56,225
Contingent consideration payable for acquisition of Turf	350,000	350,000
Deferred lease cost	31,000	33,000
Total liabilities	3,672,270	3,370,678

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock - $0.001 par value, 1,200,000,000 shares authorized, 66,228,231 and 45,185,295 shares issued and outstanding, respectively	66,228	45,185
Additional paid-in capital	8,728,493	7,398,877
Subscription receivable	(1,000)	(1,000)
Accumulated deficit	(8,841,065)	(7,880,166)
Total stockholders' equity (deficit)	(47,344)	(437,104)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$3,624,926	$2,933,574

The accompanying notes are an integral part of these consolidated financial statements.

ESP Resources, Inc.
Consolidated Statements of Operations
For the Three Months and Six Months Ended June 30, 2010 and 2009
(Unaudited)

	Three months ended June 30		Six months ended June 30,
	2010	2009	2010	2009

SALES, NET	$1,303,070	$681,285	2,318,646	$1,250,378
COST OF GOODS SOLD	409,048	352,244	962,041	749,013

GROSS PROFIT	894,022	329,041	1,356,605	501,365

General and administrative	1,233,821	1,000,078	1,943,188	1,466,918
Impairment of oil and gas properties	-	267,482	-	267,482
Depreciation and amortization	79,599	6,273	155,235	10,918

LOSS FROM OPERATIONS	(419,398)	(944,792)	(741,818)	(1,243,953)

OTHER EXPENSE
Interest expense	(19,407)	(10,975)	(107,635)	(21,596)
Factoring fees	(35,127)	(21,122)	(54,479)	(40,086)
Other income	-	-	3,000	-
Interest income	18	20	33	36
Other expense	-	(344)	-	(424)
Loss on legal settlement	(60,000)	-	(60,000)	-
Loss on guarantee liability	-	(72,000)	-	(72,000)
Impairment loss on notes receivable	-	(158,000)		(158,000)
Total other expense	(114,516)	(262,421)	(219,081)	(292,070)

NET LOSS	$(533,914)	$(1,207,213)	(960,899)	$(1,536,023)

NET LOSS PER SHARE (basic and diluted)	$(.01)	$(0.05)	(.02)	$(0.07)

WEIGHTED AVERAGE SHARES OUTSTANDING	60,751,422	22,995,817	56,352,873	21,437,362

The accompanying notes are an integral part of these consolidated financial statements

ESP Resources, Inc.
Statement of Stockholders’ Equity
For the six months ended June 30, 2010
(Unaudited)

	Common stock			Subscription	Accumulated
	Number	Par Value	APIC	Receivable	Deficit	Total
Balance, December 31, 2009	45,185,295	45,185	7,398,877	(1,000)	(7,880,166)	(437,104)
Stock based compensation	9,083,506	9,083	390,746	-	-	399,830
Shares issued in connection with Contractual Dispute Settlement	1,000,000	1,000	129,000			130,000
Shares issued in connection with note conversion	2,180,857	2,181	74,149			76,330
Forgiveness of Related Party Debt	-	-	130,000			130,000
Shares issued with PPM	8,778,573	8,779	605,721			614,499
Net loss					(960,899)	(960,899)
Balance, June 30, 2010	66,228,231	66,228	8,728,493	(1,000)	(8,841,065)	(47,344)

The accompanying notes are an integral part of these consolidated financial statements.

ESP Resources, Inc. and Subsidiaries
Consolidated Statements of Cash Flow
(Unaudited)

	For the six months ended
	June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(960,899)	$(1,536,023)
Adjustments to reconcile net loss to net cash
used for operating activities:
Shares issued for current year loss on settlement of contractual dispute	15,000
Depreciation and amortization, including amounts included in cost of goods sold	187,072	43,314
Stock based compensation	399,830	700,458
Impairment of oil and gas properties	-	267,481
Impairment loss on notes receivable	-	158,000
Amortization of discount on debt	75,000
Loss on guarantee liability	-	72,000
Changes in operating assets and liabilities:
Accounts receivable	(273,463)	(132,192)
Inventory	(391,005)	(23,561)
Prepaid expenses and other current assets	87,656	61,827
Other assets	(13,100)	(12,921)
Accounts payable	414,037	205,237
Accrued expenses	(338)	84,821
Accrued salaries to related parties	180,100	-
CASH USED IN OPERATING ACTIVITIES	(280,110)	(111,559)

CASH FLOWS FROM INVESTING ACTIVITIES
Restricted cash	(40,303)	(10,471)
Cash payment for acquisition of Turf	(263,700)	-
Purchase of fixed assets	(173,626)	(22,752)
CASH USED IN INVESTING ACTIVITIES	(477,629)	(33,223)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on debt	4,082	-
Repayment of long term debt	(75,949)	(33,455)
Repayment of capital leases	(3,955)	(4,206)
Net factoring advances	-	74,923
Payments on insurance financing	(90,044)	(52,812)
Borrowing (repayments) of loans from related parties	-	(45,336)
Proceeds from loans from related parties	-	209,870
Factoring advances	342,289	-
Proceeds from sales of Units in private placement	614,499	-
CASH PROVIDED BY FINANCING ACTIVITIES	790,922	148,984

NET INCREASE IN CASH	33,183	4,202
CASH AT BEGINNING OF PERIOD	25,107	27,367

CASH AT END OF PERIOD	$58,290	$31,569

Non-cash investing and financing transactions:
Notes issued for purchase of property and equipment	$43,400	$49,823
Forgiveness of debt from related party	130,000
Stock issued for debt conversion	76,330	20,999
Shares issued for prior year accrual of contractual dispute settlement	115,000
Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$25,422	$10,370
Cash paid for taxes	-	-

The accompanying notes are an integral part of these consolidated financial statements.

ESP Resources, Inc.
Notes to Unaudited Consolidated Financial Statements
June 30, 2010

Note 1 – Basis of Presentation, Nature of Operations and Significant Accounting Policies

Basis of Presentation

ESP Resources, Inc. (“ESP Nevada”, and collectively with its subsidiaries, the “Company”) was incorporated in the State of Nevada on October 27, 2004. The accompanying unaudited consolidated financial statements include the accounts of ESP Resources, Inc. and its wholly owned subsidiaries, ESP Petrochemicals, Inc. and ESP Resources, Inc. (“ESP Delaware”). ESP Petrochemicals also owns certain assets and liabilities of Turf Chemistry Inc. (“Turf”), a Texas corporation. All significant inter-company balances and transactions have been eliminated in the consolidation. The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Interim Financial Statements

The condensed unaudited consolidated financial statements presented herein have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) and the accounting policies set forth in its audited consolidated financial statements for the period ended December 31, 2009 as filed with the Securities and Exchange Commission (the “SEC”) in the Company’s Annual Report on Form 10-K and should be read in conjunction with the notes thereto.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented. Certain information and footnote disclosures, normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. The results of operations presented for the six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the year. These condensed consolidated financial statements should be read in connection with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Concentrations

The Company has four major customers that together account for 48% of accounts receivable at June 30, 2010 and four major customers that together account for 44% of the total revenues earned for the six months ended June 30, 2010.

	Accounts
	receivable	Revenue
Customer A	14%	20%
Customer B	10%	10%
Customer C	14%	7%
Customer D	10%	7%
	48%	44%

The Company has a published agreed upon price for Customer A which is reviewed and revised annually. Currently, approval of proposed price increases is pending for this customer, thus the second quarter sales have been recorded at the 2010 prices.

The Company has four vendors that accounted for 41% of purchases and 74% of the ending accounts payable at June 30, 2010.

	Accounts
	Payable	Purchases
Vendor A	32%	15%
Vendor B	22%	4%
Vendor C	20%	22%
	74%	41%

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

Basic and Diluted Loss Per Share

Basic and diluted earnings or loss per share (EPS) amounts in the consolidated financial statements are computed in accordance SFAS No. 128, ASC 260 – 10 “Earnings per Share”, which establishes the requirements for presenting EPS. Basic EPS is based on the weighted average number of common shares outstanding. Diluted EPS is based on the weighted average number of common shares outstanding and dilutive common stock equivalents. Basic EPS is computed by dividing net income/loss available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period.

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

Accounts receivable consisted of the following as of June 30, 2010 and December 31, 2009:

	June 30,	December 31,
	2010	2009
Trade receivables	$1,089,166	$815,703
Less: Allowance for doubtful accounts	-	-
Net accounts receivable	$1,089,166	$815,703

Purchase of Turf Chemistry, Inc by ESP Resources on November 1, 2009

On November 1, 2009, ESP Resources purchased certain assets and liabilities of Turf Chemistry Inc. (“Turf”), a Texas corporation. The assets and liabilities acquired related to Turf’s activities in the United States. Turf operates in the same industry as ESP Resources and ESP Petrochemicals. The details of the acquisition was disclosed in the Form 10K for December 31, 2009.

As part of the acquisition agreement, there was an earn-out provision that required ESP Resources to issue additional common shares if Turf meets certain sale targets for the periods from January 1, 2010 to December 31, 2012. The Company estimated the fair value of the earn-out provision to be $350,000 at acquisition date and recorded it as contingent liability as of December 31, 2009.

The minimum sale target for the period January 1, 2010 through December 31, 2010 was $1,500,000. As of June 30, 2010, Turf has not reached the target and the contingent liability remained at $350,000.

Unaudited pro forma condensed combined financial statements

The following table reflects the unaudited pro forma results of operations for the three months and six months ended June 30, 2009 as though the Turf Acquisition had occurred on January 1, 2009. The pro forma amounts are not necessarily indicative of the results that may be reported in the future:

	Three months	Six months ended
	ended June 30,	June 30,
	2009	2009
Revenues	$831,285$	1,595,928
Cost of Goods Sold	(410,744)	(883,778)
Gross Profit	420,541	712,150

Total Operating Expenses	(1,378,833)	(1,955,318)

Net Loss	$(958,292)$	(1,243,168)

Intangible assets

Intangible assets relate to the customer list acquired with the acquisition of Turf described above. Intangible assets are being amortized over their estimated life of five years. The Company recognized amortization expense of $91,506 and $30,490 for the six months ended June 30, 2010 and for the year ended December 31, 2009, respectively.

Recently Issued Accounting Pronouncements

The Company does not expect that the adoption of recently issued accounting pronouncements will have a material impact on its financial position, results of operations, or cash flows.

Note 2 – Going Concern

The Company has net losses for the six months ended June 30, 2010 as well as minimal cash flows from operations and negative working capital.

These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Inventory consisted of the following as June 30, 2010 and December 31, 2009:

	June 30,	December 31,
	2010	2009
Raw materials	$537,754	$236,129
Finished goods	143,469	54,089
Total inventory	$681,223	$290,218

Note 4 – Long-Term Debt

On February 1, 2010, the Company issued 2,180,857 shares of common stock in connection with the extinguishment of the VM Consulting Debt for $76,330 in principal and interest.

Note 5 – Settlement Agreement

A third party has threatened the Company with a civil action for money damages. The Company does not believe the allegations have merit, but accrued a liability in the amount of $115,000 at March 31, 2010 and December 31, 2009. On June 2, 2010, the Company reached a settlement agreement with the third party to pay $45,000 in cash and issue 1,000,000 shares of ESP’s restricted common stock at a closing price of $0.13 valued at $130,000. As of June 30, 2010, the Company has paid $30,000 in cash and has issued 1,000,000 shares of ESP’s restricted stock and recorded $60,000 as loss on legal settlement which is reflected in other expense.

Note 6 – Stockholders’ Equity

On March 23, 2009, the Company entered into consulting agreements with two individuals to provide services to the Company for a period of one and a half years. The Company issued a total of 2,000,000 shares of common stock to individuals in payment for their services. The shares have a fair value of $800,000 and vest over the service period. The Company valued the shares based on market value on the date of the agreement, and recognized compensation expense of $268,148 and $418,519 as of June 30, 2010 and December 31, 2009. The fair value of the unvested shares is $113,333 as of June 30, 2010.

On May 26, 2009, ESP entered into a five year agreement with a human resources company (the “HR Company”), to provide employment services to screen and select qualified candidates to satisfy the manpower needs of ESP. Either party may terminate this agreement without penalty. ESP is contractually liable to pay the HR Company $100,000 each year in stock. The annual fee is due as a prepayment ten days after the effective date, on May 26, 2009. The number of shares to be issued to the HR Company is determined by dividing $100,000 by the average closing trade price of the stock over the 10 trading days immediately preceding the applicable payment date. The average trading price for the period from May 26, 2009 to June 8, 2009 was $0.240. The number of shares to be issued to the HR Company was calculated to be 335,570. The shares have a fair value of $83,890 and vest over the service period. The Company valued the shares based on market value on the date of agreement, and recognized compensation expense of $49,870 and $34,023 as of June 30, 2010 and December 31, 2009. These shares are fully vested as of June 30, 2010.

During six months ending June 30, 2010, the Company received proceeds of $614,492 from sales of 8,778,573 units in a private placement. Each unit consist of one share of common stock, one warrant for the purchase of share of common stock at an exercise price of $.25 for a period of one year from the date of subscription, and a second warrant for the purchase of a share of common stock at an exercise price of $.75 for a period of one year beginning on the first anniversary of subscription. The warrants were valued using the Black-Scholes option pricing model with the following assumptions: stock price on the measurement date of $.05-$.14; warrant term of 1-2 years; expected volatility of 39.16% -46.24%; and discount rate of .33%-.51%.

During the quarter ended June 30, 2010, the Company issued a total of 8,500,000 shares of common stock for services. The shares were valued at $0.09 which was the trading price of the Company’s stock on the grant date and have a fair value of $765,000. These shares vest over the service period of 3 years. The Company recognized compensation expense of $30,740 as of June 30, 2010. The fair value of the unvested shares is $734,260 as of June 30, 2010.

The Company granted 158,506 shares of common stock to a consultant for the payment of January, February, and March, 2010 fees. The shares were valued at $12,823 based on the fair value of those shares on the 10 days of the month per share average. During the six months ended June 30, 2010, the Company recognized stock compensation expense of $12,823 related to stock issued during 2009 which vested during the period.

In May, 2010, the Company issued 425,000 shares of its common stock to a vendor for services rendered. The shares were valued at $38,250 and recorded as stock based compensation.

Note 7 – Related Party Transactions

As of December 31, 2009, ESP owed shareholders and management a total of $359,010 for accrued salaries and unreimbursed business expenses. During the six months ended June 30, 2010, the Company accrued additional salaries totaling $180,000 and reimbursed the management for the prior year unreimbursed expenses totaling $154,130.

On June 2, 2010, the Company reached an agreement with CEO to cancel $130,000 of the Company’s indebtedness which was accounted for as contributed capital in Additional Paid in Capital as of June 30, 2010.

As of June 30, 2010 and December 31, 2009, the Company had balances due to stockholders and related parties as follows:

	June 30	December 31,
	2010	2009
Due to former shareholder	$-	$59,107
Due to CEO	136,500	216,500
Due to ESP Enterprises	11,380	58,039
Due to entities owned by President	107,000	24,964
	$254,880	$359,010

Note 8 – Subsequent Events

In July, 2010, the Company entered into various subscription agreements for 1.2 million units from a private placement for total proceeds of $83,000. Each unit consist of one share of common stock, one warrant for the purchase of share of common stock at an exercise price of $.25 for a period of one year from the date of subscription, and a second warrant for the purchase of a share of common stock at an exercise price of $.75 for a period of one year beginning on the first anniversary of subscription.

In July 2010, the Company paid the remaining balance of $15,000 owed on the legal settlement as disclosed in Note 5.

On August 18, 2010, Mr. Chris Metcalf submitted to the Board of Directors of the Company his resignation as an officer, director and any and all other positions of the Company. The resignation of Mr. Metcalf was not the result of any disagreement with the Company on any matter relating to our operations, policies or practices. That same day, the Board of Directors of the Company accepted Mr. Metcalf’s resignation and appointed Mr. David Dugas to serve as the Chief Executive Officer and Chief Financial Officer of the Company

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

     Financial information contained in this quarterly report and in our unaudited interim consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles. The following discussion should be read in conjunction with our unaudited interim consolidated financial statements and the related notes that appear elsewhere in this quarterly report.

     As used in this quarterly report, and unless otherwise indicated, the terms “we”, “us” and “our” mean ESP Resources, Inc., unless otherwise indicated.

Recent Development

On August 18, 2010, Mr. Chris Metcalf submitted to the Board of Directors of the Company his resignation as an officer, director and any and all other positions of the Company. The resignation of Mr. Metcalf was not the result of any disagreement with the Company on any matter relating to our operations, policies or practices. That same day, the Board of Directors of the Company accepted Mr. Metcalf’s resignation and appointed Mr. David Dugas to serve as the Chief Executive Officer and Chief Financial Officer of the Company

Corporate History

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

Our Current Business

     We are a custom formulator of specialty chemicals for the energy industry through our wholly owned subsidiary, ESP Petrochemicals, Inc. (“ESPPI”).

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

Three month and six month periods ended June 30, 2010 compared to three month and six months periods ended June 30, 2009

The following table summarizes the results of our operations during the three months ended June 30, 2010 and 2009, and provides information regarding the dollar and percentage increase or (decrease) from 2009 to 2010.

	Three months ended June 30,		$ Increase	% Increase
	2010	2009	(Decrease)	(Decrease)
Sales	$1,303,070	681,285	621,785	50%
Cost of goods sold	409,048	352,244	56,804	8%
Gross profit	894,022	329,041	564,981	113%
Total general and administrative expenses	1,233,821	1,000,078	233,743	16%

Impairment of oil and gas properties	-	267,482	(267,482)	(100%	)
Depreciation and amortization expense	79,599	6,273	73,326	672%

Loss from operations	(419,398)	(944,792)	(525,394)	(42%	)
Total other income (expense)	(114,516)	(262,421)	147,905	95%
Net loss	(533,914)	(1,207,213)	(673,299)	(44%	)

	Six months ended June 30,		$ Increase	% Increase
	2010	2009	(Decrease)	(Decrease)
Sales	$2,318,646	$1,250,378	1,068,268	85%
Cost of goods sold	962,041	749,013	213,028	28%
Gross profit	1,356,605	501,365	855,240	171%
Total general and administrative expenses	1,943,188	1,466,918	476,270	32%

Impairment of oil and gas properties	-	267,482	(267,482)	(100%	)
Depreciation and amortization expense	155,235	10,918	144,317	1,322%

Loss from operations	(741,818)	(1,243,953)	(502,135)	(40%	)
Total other income (expense)	(219,081)	(292,070)	(72,289)	(25%	)
Net loss	(960,899)	(1,536,023)	(575,124)	(37%	)

Sales

Sales revenue increased by $621,785 for the three months ended June 30, 2010 and $1,068,268 for the six months ended June 30, 2010. The increase was due to several factors. The customer base expanded due to increased sales coverage in the Southern Louisiana, South Texas and East Texas regions. ESPPI hired additional field service technicians in the East Texas region in the third quarter of 2009 and their sales contacts resulted in a direct increase in sales volumes from this region. We effectively concluded the absorption of the Turf Chemistry business into our South Texas region on November 1, 2009. The sales for the three months ending June 30, 2010 from this region increased by $158,902 and $332,298 for the six months ended June 30, 2010. ESPPI increased sales volume to several of our existing customers through supply of additional petrochemical products at our customer well-sites.

Cost of goods sold and gross profit

Cost of goods sold increased by $56,804 or 8% for the three months ended June 30, 2010 and increased by $213,028 or 28% for the six months ended June 30, 2010. The increase is comparable to the increase in sales for the same periods.

Our gross profit increased by $564,981 or 113% for the three months ended June 30, 2010 and increased by $855,240 or 171% for the six months ended June 30, 2010 as compared to the same periods in 2009.

Gross profit as a percentage of revenue was 69% for the three months ended June 30, 2010 and 59% for the six months ended June 30, 2010. Such increase was mainly contributed by economies of increased purchases of raw materials on a per unit basis used in our blending operations and a greater efficiency in the service of our company delivery team resulting in a reduction in our service delivery cost. In addition, we experienced an increase in sales of higher gross margin chemical blends primarily in our south and east Texas regions.

General and administrative expenses

General and administrative expenses increased by $233,743 for the three months ended June 30, 2010 and increased by $476,270 for the six months ended June 30, 2010. The increase in general and administrative expenses was primarily due to the increase in staff, an increase in facility rental as ESPPI took over the expenses of a larger rental facility in the South Texas after the acquisition of the Turf Chemistry business and assets, and the opening of a sales and blending facility in our Longview, Texas region. The personnel level of ESPPI increased from fourteen (14) employees in 2009 to nineteen (19) employees in 2010 to accommodate the increase in sales.

The stock based compensation included in the general and administrative expenses were $239,691 and $399,830 for the three months and six months ended June 30, 2010, respectively, as compared to $137,566 and $700,458 for the same periods in 2009. The overall decrease was primarily related to temporarily higher costs associated with combining the companies acquired late in 2009 that were paid stock.

Net loss

Our net loss decreased to a loss of $533,914 and $960,899 for the three months and six months ended June 30, 2010 respectively compared to a loss of $1,207,213 and $1,536,023 for the same periods of 2009. The primary reason for the decrease in the net loss was as a result of increase in revenue during the three month and six months ended June 30, 2010.

EBITDA:

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) are a non-GAAP financial measure. We use EBITDA as an unaudited supplemental financial measure to assess the financial performance of its assets without regard to financing methods, capital structures, taxes or historical cost basis; its liquidity and operating performance over time in relation to other companies that own similar assets and that we believe calculate EBITDA in a similar manner; and the ability of our assets to generate cash sufficient for us to pay potential interest costs. We also understand that such data are used by investors to assess our performance. However, the term EBITDA is not defined under generally accepted accounting principles and EBITDA is not a measure of operating income, operating performance or liquidity presented in accordance with generally accepted accounting principles. When assessing our operating performance or liquidity, investors should not consider this data in isolation or as a substitute for net income, cash flow from operating activities, or other cash flow data calculated in accordance with generally accepted accounting principles. EBITDA for the three months and six months ended June 30, 2010 was ($195,271) compared to ($298,252), a decrease of $102,981 from the same prior year period.

	Three months	Three months	Six months	Six months
	ended June 30,	ended June 30,	ended June 30,	ended June
	2010	2009	2010	30, 2009

Net loss	$(533,914)	$(1,207,213)	$(960,899)	$(1,536,023)

Add back interest expense, net of interest income	19,354	10,975	107,582	21,596

Add back depreciation and amortization	79,599	6,273	155,235	10,918

Add back stock based compensation	239,691	562,892	399,830	700,458

EBITDA	$(195,271)	$(627,073)	$(298,252)	$(803,051)

Cash Flow Used by Operating Activities

Operating activities used cash of $280,110 for the six months ended June 30, 2010, compared to using $111,559 for the six months ended June 30, 2009. The increase in cash used during the six months ended June 30, 2010, was primarily due to increase in accounts receivable and inventory attributable to increases in revenues and cost of sales.

Cash Flow Used in Investing Activities

Investing activities used cash of $477,629 for the six month period ended June 30, 2010 compared to using $33,223 for the six month period ended June, 2009. The cash used in investing activities was a result of the cash payment for the acquisition of Turf and the purchases of fixed assets.

Cash Flow Provided by Financing Activities

Financing activities generated cash of $790,922 for the six month period ended June 30, 2010 compared to generating $148,984 for the six month period ended June 30, 2009. The cash generated from financing activities was a result of proceeds from the sales of units in a private placement.

Liquidity and Capital Resources

As of June 30, 2010, our total assets were $3,624,926 and our total liabilities were $3,672,270. We had cash of $58,290, current assets of $1,907,761, and current liabilities of $2,729,023 as of June 30, 2010. We had negative working capital of $821,262 on that date.

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

Cash Requirements

Our plan of operations for the next 12 months involves the growth of our petrochemical business through the expansion of regional sales, and the research and development of new chemical and analytical services in areas of waste remediation, water treatment and specialty biodegradable cleaning compounds. As of June 30, 2010, our company had cash of $58,290 and a working capital deficit of $821,262.

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

We incurred a net loss of $960,899 for the six months ended June 30, 2010. As indicated above, we anticipate that our projected operating expenses for the next twelve months will be $2,000,000. We will be required to raise additional funds through the issuance of equity securities or through debt financing in order to carry-out our plan of operations for the next twelve month period. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report, being June 30, 2010, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s President and Chief Executive Officer. Based upon that evaluation, our company’s President and Chief Executive Officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

For the six months ended June 30, 2010, the Company received proceeds of $614,492 from sales of 8,778,573 units in a private placement. Each unit consist of one share of common stock, one warrant for the purchase of share of common stock at an exercise price of $0.25 for a period of one year, and a warrant for the purchase of a share of common stock at an exercise price of $0.75 for a period of one year beginning on the first anniversary of the issuance of the warrant. Each purchaser of the Securities represented to the Company that such purchaser is an “accredited investor” within the meaning of Rule 501 of Regulation D. The Company sold these unregistered securities in accordance with Rule 506 of Regulation D under the Securities Act of 1933, as amended. Proceeds were used for working capital to fund continuing operations.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information

On August 18, 2010, Mr. Chris Metcalf submitted to the Board of Directors of the Company his resignation as an officer, director and any and all other positions of the Company. The resignation of Mr. Metcalf was not the result of any disagreement with the Company on any matter relating to our operations, policies or practices. That same day, the Board of Directors of the Company accepted Mr. Metcalf’s resignation and appointed Mr. David Dugas to serve as the Chief Executive Officer of the Company.

Item 6. Exhibits.

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

By: /s/ David Dugas
David Dugas
Chief Executive Officer and Director
(Principal Executive Officer and Principal
Financial Officer)
Date: August 18, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ David Dugas
David Dugas
Chief Executive Officer and Director
(Principal Executive Officer and Principal
Financial Officer)
Date: August 18, 2010

By: /s/ Tony Primeaux
Tony Primeaux
Director
Date: August 18, 2010

By: /s/ William M Cox
William M. Cox
Director
Date: August 18, 2010