Form 10-Q
period 2010-09-30
ESP Resources, Inc.
filed 2010-11-15
CIK 1346526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 000-52506

ESP RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0440762
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1255 Lions Club Road, Scott LA 70583
(Address of principal executive offices) (Zip Code)

(337) 706-7056   (337) 706-7056
(Issuer’s telephone number)

______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes☐ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non- accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

71,272,844 common shares issued and outstanding as of November 15, 2010.

PART I - FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS.

It is the opinion of management that the interim financial statements for the quarter ended September 30, 2010 include all adjustments necessary in order to ensure that the interim financial statements are not misleading.

ESP Resources, Inc.
Consolidated Balance Sheets
(Unaudited)

	September 30, 2010	December 31, 2009
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$122,307	$25,107
Accounts receivable	922,181	815,703
Inventories, net	784,965	290,218
Prepaid expenses and other current assets	37,828	166,738
Total current assets	1,867,281	1,297,766

Property and equipment, net of accumulated depreciation of $339,502 and $219,341, respectively	854,350	683,403
Restricted cash	64,787	41,139
Intangible assets, net of amortization of $137,246 and $30,490, respectively	754,438	884,480
Other assets	40,765	26,786

Total assets	$3,581,621	$2,933,574

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$1,090,930	$589,284
Factoring payable	590,446	380,724
Accrued expenses	204,333	232,266
Due to related parties	137,348	359,010
Guarantee liability	120,000	120,000
Due to Turf shareholders for acquisition	-	263,700
Current maturities of long-term debt	251,529	325,170
Current portion of capital lease obligation	17,013	20,624
Loan from investor	58,139	58,039
Total current liabilities	2,469,738	2,348,817

Long-term debt (less current maturities)	511,370	582,636
Capital lease obligations (less current maturities)	47,982	56,225
Contingent consideration payable for acquisition of Turf	350,000	350,000
Deferred lease cost	30,000	33,000
Total liabilities	3,409,090	3,370,678

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock - $0.001 par value, 1,200,000,000 shares authorized, 71,272,764 and 45,185,295 shares issued and outstanding, respectively	71,273	45,185
Additional paid-in capital	9,719,797	7,398,877
Subscription receivable	(1,000)	(1,000)
Accumulated deficit	(9,617,539)	(7,880,166)
Total stockholders' equity (deficit)	172,531	(437,104)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$3,581,621	$2,933,574

The accompanying notes are an integral part of these consolidated financial statements.

ESP Resources, Inc.
Consolidated Statements of Operations
For the Three Months and Nine Months Ended September 30, 2010 and 2009
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

SALES, NET	$1,309,326	$760,504	3,627,972	$2,010,882
COST OF GOODS SOLD	721,988	529,005	1,684,029	1,278,018

GROSS PROFIT	587,338	231,499	1,943,943	732,864

General and administrative	1,219,033	1,194,629	3,162,221	2,661,547
Impairment of oil and gas properties	-	799,899	-	1,067,381
Depreciation and amortization	90,308	(680)	245,543	10,238

LOSS FROM OPERATIONS	(722,003)	(1,762,349)	(1,463,821)	(3,006,302)

OTHER EXPENSE
Interest expense	(28,349)	(56,736)	(135,984)	(78,332)
Factoring fees	(26,253)	(22,801)	(80,732)	(62,887)
Other income	92	-	3,092	-
Interest income	39	19	72	55
Other expense	-	(507)	-	(931)
Loss on legal settlement	-	-	(60,000)	-
Loss on guarantee liability	-	-	-	(72,000)
Impairment loss on notes receivable	-	(158,000)	-	(316,000)
Total other expense	(54,471)	(238,025)	(273,552)	(530,095)

NET LOSS	$(776,474)	$(2,000,374)	(1,737,373)	$(3,536,397)

NET LOSS PER SHARE (basic and diluted)	$(.01)	$(0.07)	(.03)	$(0.15)

WEIGHTED AVERAGE SHARES OUTSTANDING	67,516,786	27,548,260	60,115,289	23,528,371

The accompanying notes are an integral part of these consolidated financial statements

ESP Resources, Inc.
Statement of Stockholders’ Equity
For the nine months ended September 30, 2010
(Unaudited)

	Common stock			Subscription	Accumulated
	Number	Par Value	APIC	Receivable	Deficit	Total
Balance, December 31, 2009	45,185,295	45,185	7,398,877	(1,000)	(7,880,166)	(437,104)

Stock based compensation	9,551,688	9,552	1,095,627	-	-	1,105,179

Shares issued in connection with ContractualDispute Settlement	1,000,000	1,000	129,000	-	-	130,000

Shares issued in connection with note conversion	2,180,857	2,181	74,149	-	-	76,330

Forgiveness of Related Party Debt	-	-	130,000	-	-	130,000

Shares issued with PPM	13,354,924	13,355	892,144	-	-	905,499

Net loss	-	-	-	-	(1,737,373)	(1,737,373)
Balance, September 30, 2010	71,272,764	71,273	9,719,797	(1,000)	(9,617,539)	172,531

The accompanying notes are an integral part of these consolidated financial statements.

ESP Resources, Inc. and Subsidiaries
Consolidated Statements of Cash Flow
(Unaudited)

	For the nine months ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,737,373)	$(3,536,397)
Adjustments to reconcile net loss to net cash
used for operating activities:
Shares issued for current year loss on settlement of contractual dispute	15,000	-
Depreciation and amortization, including amounts included in cost of goods sold	267,204	66,611
Stock based compensation	1,105,179	1,703,902
Impairment of oil and gas properties	-	1,067,381
Impairment loss on notes receivable	-	316,000
Amortization of discount on debt	75,000	49,027
Loss on guarantee liability	-	72,000
Changes in operating assets and liabilities:
Accounts receivable	(106,478)	(285,192)
Inventory	(494,747)	(3,550)
Prepaid expenses and other current assets	128,910	83,204
Other assets	(13,979)	(12,956)
Accounts payable and Accrued expenses	272,050	189,834
Accrued salaries to related parties	225,100	71,009
CASH USED IN OPERATING ACTIVITIES	(264,134)	(219,127)

CASH FLOWS FROM INVESTING ACTIVITIES
Restricted cash	(23,648)	(30,670)
Cash payment for acquisition of Turf	(263,700)	-
Purchase of fixed assets	(247,641)	(29,961)
CASH USED IN INVESTING ACTIVITIES	(534,989)	(60,631)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on debt	4,082	150,000
Repayment of short term loans	-	(93,556)
Repayment of long term debt	(108,747)	(48,277)
Repayment of capital leases	(11,854)	(6,488)
Net factoring advances	209,722	146,990
Payments on insurance financing	(102,379)	(85,152)
Repayments of loans from related parties	-	(100,000)
Proceeds from loans from related parties	-	329,921
Proceeds from sales of Units in private placement	905,499	40,000
CASH PROVIDED BY FINANCING ACTIVITIES	896,323	333,438

NET INCREASE IN CASH	97,200	53,680
CASH AT BEGINNING OF PERIOD	25,107	27,367

CASH AT END OF PERIOD	$122,307	$81,047

Non-cash investing and financing transactions:
Turf advances for payment of insurance financing	$-	$20,999
Forgiveness of debt from related party	130,000	-
Notes issued for purchase of property and equipment	63,467	49,594
Stock issued for prior year accrual of contractual dispute settlement	115,000
Stock issued for debt conversion	76,330	-
Guarantee Liability	-	48,000
Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$49,231	$-
Cash paid for taxes	-	-

The accompanying notes are an integral part of these consolidated financial statements.

ESP Resources, Inc.
Notes to Unaudited Consolidated Financial Statements
September 30, 2010

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented. Certain information and footnote disclosures, normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. The results of operations presented for the nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the year. These condensed consolidated financial statements should be read in connection with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Concentrations

The Company has four major customers that together account for 51% of accounts receivable at September 30, 2010 and four major customers that together account for 33% of the total revenues earned for the nine months ended September 30, 2010.

	Accounts
	receivable	Revenue
Customer A	19%	8%
Customer B	18%	9%
Customer C	11%	6%
Customer D	3%	10%
	51%	33%

The Company has a published agreed upon price for Customer A which is reviewed and revised annually. Currently, approval of proposed price increases is pending for this customer, thus the third quarter sales have been recorded at the 2010 prices.

The Company has three vendors that accounted for 56% of purchases and 27% of the ending accounts payable at September 30, 2010.

	Accounts
	Payable	Purchases
Vendor A	13%	16%
Vendor B	12%	26%
Vendor C	2%	14%
	27%	56%

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

Accounts receivable consisted of the following as of September 30, 2010 and December 31, 2009:

	September 30,	December 31,
	2010	2009
Trade receivables	$922,181	$815,703
Less: Allowance for doubtful accounts	-	-
Net accounts receivable	$922,181	$815,703

Purchase of Turf Chemistry, Inc by ESP Resources on November 1, 2009

On November 1, 2009, ESP Resources purchased certain assets and liabilities of Turf Chemistry Inc. (“Turf”), a Texas corporation. The assets and liabilities acquired related to Turf’s activities in the United States. Turf operates in the same industry as ESP Resources and ESP Petrochemicals.   The details of the acquisition were disclosed in the Form 10K for December 31, 2009.

As part of the acquisition agreement, there was an earn-out provision that required ESP Resources to issue additional common shares if Turf meets certain sale targets for the periods from January 1, 2010 to December 31, 2012. The Company estimated the fair value of the earn-out provision to be $350,000 at acquisition date and recorded it as contingent liability as of December 31, 2009.

The minimum sale target for the period January 1, 2010 through December 31, 2010 was $1,500,000. As of September 30, 2010, Turf has not reached the target and the contingent liability remained at $350,000.

Unaudited pro forma condensed combined financial statements

The following table reflects the unaudited pro forma results of operations for the three months and nine months ended September 30, 2009 as though the Turf Acquisition had occurred on January 1, 2009. The pro forma amounts are not necessarily indicative of the results that may be reported in the future:

	Three months ended September 30, 2009	Nine months ended September 30, 2009
Revenues	$880,504	$2,476,432
Cost of Goods Sold	(575,805)	(1,459,583)
Gross Profit	304,699	1,016,849

Total Operating Expenses	(2,336,873)	(4,292,191)

Net Loss	$(2,032,174)	$(3,275,342)

Intangible assets

Intangible assets relate to the customer list acquired with the acquisition of Turf described above. Intangible assets are being amortized over their estimated life of five years. The Company recognized amortization expense of $137,246 and $30,490 for the nine months ended September 30, 2010 and for the year ended December 31 2009, respectively.

Recently Issued Accounting Pronouncements

The Company does not expect that the adoption of recently issued accounting pronouncements will have a material impact on its financial position, results of operations, or cash flows.

Note 2 – Going Concern

The Company has net losses for the nine months ended September 30, 2010 as well as negative cash flows from operations and negative working capital.

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

Inventory consisted of the following as September 30, 2010 and December 31, 2009:

	September 30,	December 31,
	2010	2009
Raw materials	$552,055	$236,129
Finished goods	232,910	54,089
Total inventory	$784,965	$290,218

Note 4 – Long-Term Debt

On February 1, 2010, the Company issued 2,180,857 shares of common stock in connection with the extinguishment of the VM Consulting Debt for $76,330 in principal and interest.

Note 5 – Settlement Agreement

The Company accrued a liability in the amount of $115,000 at December 31, 2009 as a result of threatened litigation from a third party.  On June 2, 2010, the Company reached a settlement agreement with the third party.  To settle the litigation, the Company paid $45,000 in cash and  1,000,000 shares of ESP’s restricted common stock at a closing price of $0.13 valued at $130,000, and recorded a loss on legal settlement of $60,000.

Note 6 – Stockholders’ Equity

Common stock issued for services

On March 23, 2009, the Company entered into consulting agreements with two individuals to provide services to the Company for a period of one and a half years.  The Company issued a total of 2,000,000 shares of common stock to individuals in payment for their services. The shares have a fair value of $800,000 and vest over the service period. The Company valued the shares based on market value on the date of the agreement, and recognized compensation expense of $381,481 and $418,519 during the nine months endedSeptember 30, 2010 and during the year ended December 31, 2009, respectively. Theseshares are fully vested as of September 30, 2010.

On May 26, 2009, ESP entered into a five year agreement with a human resources company (the “HR Company”), to provide employment services to screen and select qualified candidates to satisfy the manpower needs of ESP.  Either party may terminate this agreement without penalty. ESP is contractually liable to pay the HR Company $100,000 each year in stock. The annual fee is due as a prepayment ten days after the effective date, on May 26, 2009. The number of shares to be issued to the HR Company is determined by dividing $100,000 by the average closing trade price of the stock over the 10 trading days immediately preceding the applicable payment date. The average trading price for the period from May 26, 2009 to June 8, 2009 was $0.240. The number of shares to be issued to the HR Company was calculated to be 335,570. The shares have a fair value of $83,890 and vest over the service period. The Company valued the shares based on market value on the date of agreement, and recognized compensation expense of $49,870 and $34,023 during the nine months ended September 30, 2010 and during the year ended December 31, 2009, respectively. These shares are fully vested as of September 30, 2010.

In May, 2010, the Company issued a total of 8,500,000 shares of common stock for services. The shares were valued at $0.09 which was the trading price of the Company’s stock on the grant date and have a fair value of $765,000.  These shares vest over the service period of 3 years.  The Company has recognized compensation expense of $95,014 on these shares as of September 30, 2010.  The fair value of the unvested shares is $669,986 as of September 30, 2010.

The Company granted 158,506 shares of common stock to a consultant for the payment of January, February, and March, 2010 fees. The shares were valued at $12,823 based on the value of the stock on the grant date. The number of shares issued was based on a 10 day average stock price. During the nine months ended September 30, 2010, the Company recognized stock compensation expense of $12,823 related to stock issued during 2009 which vested during the period.

In May, 2010, the Company issued 425,000 shares of its common stock to a vendor for services rendered.  The shares were valued at $38,250 and recorded as stock based compensation.

In August 2010, the Company entered into an agreement with a vendor whereby the vendor was issued 68,182 shares of common stock valued at $7,500 as an initial payment and was recorded as stock compensation.  In the event the Company receives capital (debt or equity) which was initially identified by the vendor, the Company will be required to pay the vendor a finder’s fee of 2.5% of the aggregate capital provided which will be offset by this initial payment.  In the event the Company receives equity capital which is initially identified by the vendor, the Company will also be required to issue five year warrants for 2.5% of the equity sold with an exercise price of $0.30.

In September, 2010, the Company issued 400,000 shares of its common stock to a vendor for services rendered.  The shares were valued at $55,600 and recorded as stock based compensation.

Stock Option Awards
On September 21, 2010, through the Board of the Directors, the Company granted non-statutory options to purchase 6,000,000 shares each to two directors (one of whom is also the CEO of the Company).  These were granted with an exercise price equal to $0.15 per share.  The stock price on the grant date was $0.12.  These options vest 33.33% on the commencement date, 33.33% on the first anniversary of the vesting commencement date and 33.33% on the second anniversary of the vesting commencement date.

Stock option activity summary covering options is presented in the table below:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (years)
Outstanding at December 31, 2008
Granted	-	-	-
Exercised	-	-	-
Expired/Forfeited	-	-	-
Outstanding at December 31, 2009	-	-	-
Granted	12,000,000	$0.15	9.98
Exercised	-	-	-
Expired/Forfeited	-	-	-
Outstanding at September 30, 2010	12,000,000	$0.15	9.98
Exercisable at September 30, 2010	4,000,000	$0.15	9.98

The 12,000,000 options that were granted had a weighted average grant-date fair value of $0.11 per share.  During the nine months ended September 30, 2010, The Company recognized stock-based compensation expense of $464,641 related to stock options.  As of September 30, 2010, there was approximately $879,587 of total unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a weighted-average period of approximately 1.98 years.The intrinsic value of these options was $0 at September 30, 2010.

The fair value of the options granted during the year ended September 30, 2010 was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Market value of stock on grant date	$0.12
Risk-free interest rate (1)	2.61%
Dividend yield	0.00%
Volatility factor	158%
Weighted average expected life (2)	6 years
Expected forfeiture rate	0%

(1)	The risk-free interest rate was determined by management using the U.S. Treasury zero-coupon yield over the contractual term of the option on date of grant.
(2)	Due to a lack of stock option exercise history, the Company uses the simplified method under SAB 107 to estimate expected term.

LPC Agreement

On September 16, 2010, ESP signed a $5 million purchase agreement with Lincoln Park Capital Fund, LLC (“LPC”), an Illinois limited liability company.  Upon signing the agreement, ESP received $100,000 from LPC as an initial purchase under the $5 million commitment in exchange for 666,667 shares of ESP common stock and warrants to purchase 666,667 shares of ESP common stock at an exercise price of $0.20 per share.  The Company also issued 1,181,102 of shares of common stock as a commitment fee valued at  $159,449.

ESP also entered into a registration rights agreement with LPC whereby the Company agreed to file a registration statement related to the transaction with the U.S. Securities & Exchange Commission (“SEC”) covering the shares that may be issued to LPC under the purchase agreement.  After the SEC has declared effective the registration statement related to the transaction, the Company has the right, in its sole discretion, over a 30-month period to sell its shares of common stock to LPC in amounts up to $500,000 per sale, depending on certain conditions as set forth in the purchase agreement, up to the aggregate commitment of $5 million.

There are no upper limits to the price LPC may pay to purchase the Company’s common stock.  The purchase price of the shares related to the $4.9 million of future funding will be based on the prevailing market prices of the Company’s shares immediately preceding the time of sales without any fixed discount, and the Company will control the timing and amount of any future sales of shares to LPC.  LPC shall not have the right or the obligation to purchase any shares of common stock on any business day that the price of ESP common stock is below $0.10.

In addition, the Companywill issue to LPC up to 1,181,102 shares pro rata as LPC purchases the remaining $4.9 million as additional consideration for entering into the purchase agreement.  The purchase agreement may be terminated by the Company at any time at the Company’s discretion without any cost to the Company.  Except for a limitation on variable priced financings, there are no financial or business covenants, restrictions on future fundings, rights of first refusal, participation rights, penalties or liquidated damages in the agreement.

Private Placement Agreements

During nine months ending September 30, 2010, excluding the $100,000 of proceeds received in connection with the LPC Agreement (as described above), the Company received proceeds of $805,499 from sales of 11,507,155 units in a private placement. Each unit consist of one share of common stock, one warrant for the purchase of share of common stock at an exercise price of $0.25 for a period of one year from the date of subscription, and a second warrant for the purchase of a share of common stock at an exercise price of $0.75 for a period of one year beginning on the first anniversary of subscription. The warrants were valued using the Black-Scholes option pricing model with the following assumptions: stock price on the measurement date of $0.05-$0.17; warrant term of 1-2 years; expected volatility of 156%-158% and discount rate of .33%-2.61%.

Note 7 – Related Party Transactions

As of December 31, 2009, ESP owed shareholders and management a total of $359,010.  During the nine months ended September 30, 2010  the Company accrued additional salaries totaling $225,000 and reimbursed management for the prior year unreimbursed expenses totaling  $316,662.

On June 2, 2010, the Company reached an agreement with CEO to cancel $130,000 of the Company’s indebtedness which was accounted for as contributed capital in Additional Paid in Capital.

As of September 30, 2010 and December 31, 2009, the Company had balances due to related parties as follows:

	September 30,	December 31,
	2010	2009
Due to CEO	134,360	216,500
Due to ESP Enterprises	58,139	116,061
Due to entities owned by President	2,988	84,488
	$195,487	$417,049

Note 8 – Subsequent Events

Pursuant to the LPC registration rights agreement described above, the Company filed a registration statement on October 15, 2010 with the Securities and Exchange Commission (the “SEC”) covering the shares that have been issued or may be issued to LPC under the Purchase Agreement.   The registration statement included 18,028,871 shares consisting of 666,667 shares that were sold during September 2010 to LPC for $100,000, 15,000,000 additional shares that the Company may sell to LPC, 1,181,102 shares issued as a commitment fee, and 1,181,102 shares that the Company may issue as a commitment fee pro rata as up to $4,900,000 of the Company’s stock is purchased by LPC.

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

ESPPI currently offers production chemicals, drilling chemicals, waste remediation chemicals, cleaners and waste treatment chemicals:

●	Surfactants that are highly effective in treating production and injection problems at the customer well-head.

●
Well completion and work-over chemicals that maximize productivity from new and existing wells. Bactericides that kill water borne bacterial growth, thus preventing corrosion and plugging of the customer well-head and flowline.

●	Scale compounds that prevent or treat scale deposits.

●	Corrosion inhibitors, which are organic compounds that form a protective film on metal surfaces to insulate the metal from its corrosive environment.

●	Antifoams that provide safe economic means of controlling foaming problems.

●
ESPPI emulsion breakers, which are chemicals specially formulated for crude oils containing produced waters. Paraffin chemicals that inhibit and/or dissolve paraffin to prevent buildup. Their effectiveness is not diminished when used in conjunction with other chemicals.

●	Water Clarifiers that solve any and all of the problems associated with purifying effluent water, improve appearance, efficiency and productivity.

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

Three month and nine month periods ended September 30, 2010 compared to three month and nine months periods ended September 30, 2009

The following table summarizes the results of our operations during the three months ended September 30, 2010 and 2009, and provides information regarding the dollar and percentage increase or (decrease) from 2009 to 2010.

	Three months ended September 30,		$ Increase	% Increase
	2010	2009	(Decrease)	(Decrease)
Sales	$1,309,326	760,504	548,822	72%
Cost of goods sold	721,988	529,005	192,983	36%
Gross profit	587,338	231,499	355,839	154%
Total general and administrative expenses	1,219,033	1,194,629	24,404	2%

Impairment of oil and gas properties	-	799,899	(799,899)	(100	% )
Depreciation and amortization expense	90,308	(680)	90,988	13,381%

Loss from operations	(722,003)	(1,762,349)	1,040,346	(59	% )
Total other income (expense)	(54,471)	(238,025)	183,554	(77	% )
Net loss	(776,474)	(2,000,374)	1,223,900	(61	% )

	Nine months ended September 30,		$ Increase	% Increase
	2010	2009	(Decrease)	(Decrease)
Sales	$3,627,972	$2,010,882	1,617,090	80%
Cost of goods sold	1,684,029	1,278,018	406,011	32%
Gross profit	1,943,943	732,864	1,211,079	165%
Total general and administrative expenses	3,162,221	2,661,547	500,674	19%

Impairment of oil and gas properties	-	1,067,381	(1,067,381)	(100	% )
Depreciation and amortization expense	245,543	10,238	235,305	2,298%

Loss from operations	(1,462,821)	(3,006,302)	1,543,481	(51	% )
Total other income (expense)	(273,552)	(530,095)	256,543	(48	% )
Net loss	(1,737,373)	(3,536,397)	1,799,024	(51	% )

Sales

Sales revenue increased by $548,822 for the three months ended September 30, 2010 and $1,617,090 for the nine months ended September 30, 2010. The increase was due to several factors. The customer base expanded due to increased sales coverage in the Southern Louisiana, South Texas and East Texas regions. ESPPI hired additional field service technicians in the East Texas region in the third quarter of 2010 and their sales contacts resulted in a direct increase in sales volumes from this region. ESPPI increased sales volume to several of our existing customers through supply of additional petrochemical products at our customer well-sites.

Cost of goods sold and gross profit

Cost of goods sold increased by $192,983 or 36% for the three months ended September 30, 2010 and increased by $406,011 or 32% for the nine months ended September 30, 2010.

Our gross profit increased by $355,839 or 154% for the three months ended September 30, 2010 and increased by $1,211,079 or 165% for the nine months ended September 30, 2010 as compared to the same periods in 2009.

Gross profit as a percentage of revenue was 45% for the three months ended September 30, 2010 and 54% for the nine months ended September 30, 2010. Such increase was mainly contributed by economies of increased purchases of raw materials on a per unit basis used in our blending operations and a greater efficiency in the service of our company delivery team resulting in a reduction in our service delivery cost. In addition, we experienced an increase in sales of higher gross margin chemical blends primarily in our south and east Texas regions.

General and administrative expenses

General and administrative expenses increased by $24,404 for the three months ended September 30, 2010 and increased by $500,674 for the nine months ended September 30, 2010. The increase in general and administrative expenses was primarily due to the increase in staff, an increase in facility rental as ESPPI took over the expenses of a larger rental facility in the South Texas, and the opening of a sales and blending facility in our Longview, Texas region. The personnel level of ESPPI increased from fourteen (14) employees in 2009 to nineteen (22) employees in 2010 to accommodate the increase in sales.

The stock based compensation included in the general and administrative expenses were $705,349 and $1,105,179 for the three months and nine months ended September 30, 2010, respectively, as compared to $1,003,444 and $1,703,902 for the same periods in 2009.

Net loss

Our net loss decreased to a loss of $776,474 and $1,737,373 for the three months and nine months ended September 30, 2010 respectively compared to a loss of $2,000,374 and $3,536,397 for the same periods of 2009. The primary reason for the decrease in the net loss was as a result of increase in revenue during the three month and nine months ended September 30, 2010.

EBITDA:

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) are a non-GAAP financial measure. We use EBITDA as an unaudited supplemental financial measure to assess the financial performance of its assets without regard to financing methods, capital structures, taxes or historical cost basis; its liquidity and operating performance over time in relation to other companies that own similar assets and that we believe calculate EBITDA in a similar manner; and the ability of our assets to generate cash sufficient for us to pay potential interest costs. We also understand that such data are used by investors to assess our performance. However, the term EBITDA is not defined under generally accepted accounting principles and EBITDA is not a measure of operating income, operating performance or liquidity presented in accordance with generally accepted accounting principles. When assessing our operating performance or liquidity, investors should not consider this data in isolation or as a substitute for net income, cash flow from operating activities, or other cash flow data calculated in accordance with generally accepted accounting principles. EBITDA for the three months and nine months ended September 30, 2010 was $7,493 compared to ($940,893), an increase of $948,386 from the same prior year period.

	Three months	Three months	Nine months	Nine months
	ended September 30,	ended September 30,	ended September 30,	ended September 30,
	2010	2009	2010	2009

Net loss	$(776,474)	$(2,000,374)	$(1,737,373)	$(3,536,397)

Add back interest expense, net of interest income	28,310	56,717	135,912	78,277

Add back depreciation and amortization	90,308	(680)	245,543	10,238

Add back stock based compensation	705,349	1,003,444	1,105,179	1,703,902

EBITDA	$7,493	$(940,893)	$(290,739)	$(1,743,980)

Cash Flow Used by Operating Activities

Operating activities used cash of $264,134 for the nine months ended September 30, 2010, compared to using $219,127 for the nine months ended September 30, 2009. The increase in cash used during the nine months ended September 30, 2010, was primarily due to increase in inventory.

Cash Flow Used in Investing Activities

Investing activities used cash of $534,989 for the nine month period ended September 30, 2010 compared to using $60,631 for the nine month period ended September, 2009. The cash used in investing activities was a result of the cash payment for the acquisition of Turf in 2009 and the purchases of fixed assets.

Cash Flow Provided by Financing Activities

Financing activities generated cash of $896,323 for the nine month period ended September 30, 2010 compared to generating $333,438 for the nine month period ended September 30, 2009. The increase in cash generated from financing activities during the nine months ended September 30, 2010, was a result of proceeds from the sales of units in a private placement.

Liquidity and Capital Resources

As of September 30, 2010, our total assets were $3,581,621 and our total liabilities were $3,409,090. We had cash of $122,307, current assets of $1,867,281, and current liabilities of $2,469,738 as of September 30, 2010. We had negative working capital of $602,457 on that date.

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

Cash Requirements

Our plan of operations for the next 12 months involves the growth of our petrochemical business through the expansion of regional sales, and the research and development of new chemical and analytical services in areas of waste remediation, water treatment and specialty biodegradable cleaning compounds. As of September 30, 2010, our company had cash of $122,307 and a working capital deficit of $602,457.

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

We incurred a net loss of $1,737,373 for the nine months ended September 30, 2010. As indicated above, we anticipate that our projected operating expenses for the next twelve months will be $2,000,000. We will be required to raise additional funds through the issuance of equity securities or through debt financing in order to carry-out our plan of operations for the next twelve month period. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operation are based upon the condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. There have been no changes to our critical accounting policies from those described in our annual report on Form 10-K for the year ended December 31, 2009.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4T. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report, being September 30, 2010, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s President and Chief Executive Officer. Based upon that evaluation, our company’s President and Chief Executive Officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

For the nine months ended September 30, 2010, the Company received proceeds of $805,499 from sales of 11,507,155 units in a private placement. Each unit consist of one share of common stock, one warrant for the purchase of share of common stock at an exercise price of $0.25 for a period of one year, and a warrant for the purchase of a share of common stock at an exercise price of $0.75 for a period of one year beginning on the first anniversary of the issuance of the warrant. Each purchaser of the Securities represented to the Company that such purchaser is an “accredited investor” within the meaning of Rule 501 of Regulation D. The Company sold these unregistered securities in accordance with Rule 506 of Regulation D under the Securities Act of 1933, as amended. Proceeds were used for working capital to fund continuing operations.

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

ESP RESOURCES, INC.

Date: November 15, 2010	By:	/s/ David Dugas
David Dugas
Chief Executive Officer and Director
(Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

ESP RESOURCES, INC.

Date: November 15, 2010	By:	/s/ David Dugas
David Dugas
Chief Executive Officer and Director
(Principal Executive Officer and Principal Financial Officer)

Date: November 15, 2010	By:	/s/ Tony Primeaux
Tony Primeaux
Director

Date: November 15, 2010	By:	/s/ William M Cox
William M. Cox
Director