Form 10-K
period 2010-12-30
ESP Resources, Inc.
filed 2011-03-31
CIK 1346526

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

☐    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________to_______

Commission file number 000-52506

ESP RESOURCES, INC.
 (Name of small business issuer in its charter)

Nevada	98-0440762
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

111 Lions Club Road, Scott, LA	70583
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (337) 706-7056

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer. ☐	Accelerated filer.☐

Non-accelerated filer. ☐	Smaller reporting company. ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2010: $8,609,670.

Number of the issuer’s Common Stock outstanding as of March 28, 2011 99,699,271

Documents incorporated by reference: None

Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☑

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

Corporate History

We were incorporated on October 27, 2004, in the State of Nevada.  Our principal offices are located at 111 Lions Club Road, Scott, LA 70583.

Effective September 28, 2007, we completed a merger with our subsidiary, Pantera Petroleum Inc., a Nevada corporation. As a result, we changed our name from “Arthro Pharmaceuticals, Inc.” to “Pantera Petroleum Inc.”   In addition, effective September 28, 2007, we effected a sixteen (16) for one (1) forward stock split of our authorized, issued and outstanding common stock. As a result, our authorized capital increased from 75,000,000 common shares to 1,200,000,000 common shares - with the same par value of $0.001. At that time, our issued and outstanding share capital increased from 6,970,909 common shares to 111,534,544 common shares.

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

Business

We are a custom formulator of specialty chemicals for the energy industry. We were an exploration stage company engaged in the acquisition of prospective oil and gas properties, and through our wholly owned subsidiary,

ESP Petrochemicals, Inc.

Through our wholly owned subsidiary, ESP Petrochemicals Inc.(ESPPI), we are a custom formulator of specialty chemicals for the energy industry. ESPPI’s more specific mission is to provide applications of surface chemistry to service all facets of the fossil energy business via a high level of innovation. ESPPI is focusing its efforts on solving problems in a highly complex integration of processes to achieve the highest level of quality petroleum output. Listening to its customers with their changing demands and applying its skills as chemical formulators enables ESPPI to measure its success in this endeavor.

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

.
Surfactants that are highly effective in treating production and injection problems at the customer well- head. Well completion and work-over chemicals that maximize productivity from new and existing wells. Bactericides that kill water borne bacterial growth, thus preventing corrosion and plugging of the customer well-head and flowline.

.	Scale compounds that prevent or treat scale deposits.
.	Corrosion inhibitors, which are organic compounds that form a protective film on metal surfaces to insulate the metal from its corrosive environment.
.	Antifoams that provide safe economic means of controlling foaming problems.
.	Emulsion breakers, which are chemicals specially formulated for crude oils containing produced waters
.	Paraffin chemicals that inhibit and/or dissolve paraffin to prevent buildup. Their effectiveness is not diminished when used in conjunction with other chemicals.
.	Water Clarifiers that solve any and all of the problems associated with purifying effluent water, improve appearance.

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

ESPPI’s strategy for surpassing the competition is to provide better service and response time combined with superior chemical solutions that can be translated into savings for its customers. We believe that ESPPI is able to solve these problems due to the following competitive advantages:

-	Personalized service;
-	Expedited Field Analysis; and
-	Convenience and access to the best available market rates and products that it can produce and identify that are currently offered by its suppliers for its customers.

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

Number of Employees

On December 31, 2010, we, together with ESPPI, had twenty-three full-time employees.  We currently have thirty-one full time employees. We expect to increase the number of employees as we implement our business objectives and expand our management team. None of our employees are represented by a labor union or covered by a collective bargaining agreement. The management of our company is comprised of a team of highly skilled and experienced professionals, and we focus on training and professional development for all levels of employees and on hiring additional experienced employees. We believe that our relations with our employees are good.

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

To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred losses totaling $2,271,780 for the year ended December 31, 2010. As of December 31, 2010, we had working capital of $74,453. We do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that costs increase beyond our expectations, such as drilling and completion costs, or we encounter greater costs associated with general and administrative expenses or offering costs.

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

From inception through to December 31, 2010, we have incurred aggregate losses of $10,151,946. Our net loss for the year ended December 31, 2010 was $2,271,780. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the general economic cycle, the market price of oil and gas and exploration and development costs. If we cannot generate positive cash flows in the future, or raise sufficient financing to continue our normal operations, then we may be forced to scale down or even close our operations.

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

Competition in the oil and gas services industry is very intense and there is no assurance that we will be successful in acquiring new customers over our competitors.

The oil and gas service industry is very competitive.  We compete with numerous companies, including companies that are much larger and have substantially greater technical, financial and operational resources and staff.  We are required to obtain licenses and permits from various governmental authorities. We anticipate that we will be able to obtain all necessary licenses and permits to carry on the activities which we intend to conduct, and that we intend to comply in all material respects with the terms of such licenses and permits. However, there can be no guarantee that we will be able to obtain and maintain, at all times, all necessary licenses and permits required to continually operate our business.

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

There can be no assurance that past or future operations will not result in the Company incurring material environmental liabilities and costs or that compliance with Environmental Laws will not require material capital expenditures by the Company, each of which could have a material adverse effect on the Company's results of operations and financial condition. The Company knows of no existing contamination sites where the company supplies petrochemicals for their current customer locations. The title for the chemicals that we supply to our customer base passes from us to the customer upon delivery of the chemical to the customer location. We have insurance that covers accidental spillage and cleanup at our blending location and for transportation to the customer location; however, the customer is responsible for the integrity of the chemical once the chemical blend is delivered to the receiving point of the customer.

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

We may be unable to retain key employees or consultants or recruit additional qualified personnel. Our extremely limited personnel means that we would be required to spend significant sums of money to locate and train new employees in the event any of our employees resign or terminate their employment with us for any reason. Due to our limited operating history and financial resources, we are entirely dependent on the continued service of our President and CEO, David Dugas. Our CEO’s life is insured for the benefit of the Company by key man life insurance. We may not have the financial resources to hire a replacement if we lost the services of Mr. Dugas. The loss of service of Mr. Dugas could therefore significantly and adversely affect our operations.

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

ESPPI has a total of 82 customers, five of which are major customers that together account for 49% of accounts receivable at December 31, 2010 and 39% of the total revenues earned for the year ended December 31, 2010. The loss of one of our major customers would have a serious material negative economic impact on our company and our ability to continue. There is no guarantee that we could replace one of these customers and if we were able to replace them, there is no guarantee that the revenues would be equal.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

There are no unresolved staff comments.

ITEM 2. PROPERTIES

We own no real property and currently lease our office space. Our principal executive offices are located at 111 Lions Club Road, Scott, LA 70583. Our telephone number is (337) 706-7056.

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

ITEM 3. LEGAL PROCEEDINGS

On January 24, 2011, the Securities and Exchange Commission filed a complaint in which the Company, along with Christopher Metcalf and Bozidar Vukovich, was named.  The complaint alleges that the defendants in the complaint violated Section 17(a) of the Securities Act, 15 U.S.C. § 77q(a), Section 10(b) of the Exchange Act, 15 U.S.C. §78j(b), and Rule 10b-5, 17. C.F.R §§ 240.10b-5.  The only relief sought against the Company is a judgment enjoining the Company from violating those sections of the Securities Act, Exchange Act and Rule 10b-5 in the future. We know of no other material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS ANDISSUER PURCHASES OF EQUITY SECURITIES

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

	OTC Bulletin Board (1)
Quarter Ended	High	Low
December 31, 2010	$0.18	$0.10
September 30, 2010	$0.20	$0.09
June 30, 2010	$0.18	$0.09
March 31, 2010	$0.17	$0.05

December 31, 2009	$0.15	$0.07
September 30, 2009	$0.40	$0.08
June 30, 2009	$0.69	$0.19
March 31, 2009	$1.93	$0.40
___________
(1)
OTC Bulletin Board quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions. Our common shares are issued in registered form. The transfer agent and registrar for our common stock is American Stock Transfer and Trust Company, LLC (Telephone: (718) 921- 8521; Facsimile: (718) 765-8742).

As of the date of this report, the shareholders’ list of our common shares showed 205 registered shareholders and 99,699,271 common shares outstanding.

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

Selected Historical Data
	December 31,
	2010	2009
Total Assets	$4,845,901	$2,933,574
Total Liabilities	$3,913,570	$3,370,678
Total Stockholders' Equity (Deficit)	$932,331	$(437,104)
Net Working Capital	$74,453	$(1,051,051)
Revenues (1)	$5,477,359	$2,738,266
Loss from operations (1)	$(1,935,760)	$(4,231,184)
Net Loss (1)	$(2,271,780)	$(4,790,267)

(1) Information on the results of operations for the years ended December 31, 2010 and 2009.

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

Result of Operations

Year ended December 31, 2010 as Compared to Year ended December 31, 2009

The following table summarizes the results of our operations during years ended December 31, 2010 and 2009.
	Year Ended	Year Ended
	December 31,	December 31,	Increase	% Increase
	2010	2009	(Decrease)	(Decrease)

Revenue	$5,477,359	$2,738,266	$2,739,093	100.03%
Cost of Goods Sold	2,683,069	1,506,212	1,176,857	78.13%
Gross Profit	2,794,290	1,232,054	1,562,236	126.80%

General and administrative expenses	4,420,820	4,022,523	398,297	9.90%
Depreciation and amortization	309,230	46,963	262,267	558.45%
Impairment of notes receivable	-	326,371	(326,371)	(100%)
Impairment of oil and gas properties	-	1,067,381	(1,067,381)	(100%)
Loss from Operations	(1,935,760)	(4,231,184)	(2,295,424)	(54.25	% )

Total Other expense	(336,020)	(559,083)	(223,063)	(39.90	% )

Net loss	$(2,271,780)	$(4,790,267)	$(2,518,487)	(52.58	% )

Revenues

Revenue for the year-ended December 31, 2010 was $5,477,359, compared to $2,738,266 for the same period in 2009, an increase of $2,739,093, or 100%.  The increase was due to the continued expansion of the Company’s customer base and service coverage in the Southern Louisiana, South Texas and East Texas regions.  In addition, the Company increased revenue to several of its existing customers through supply of additional petrochemical products at its existing customer well-sites.

Gross Profit

The Company’s gross profit, as a percentage of revenue for the year, was 51% compared to 45% for the same period in 2009, an increase of 6%.  This increase is the result of better costing economics from increased purchases of raw materials on a per unit basis used in the Company’s operations and greater efficiency in the delivery of these raw materials resulting in an overall reduction in the Company’s service delivery cost.  In addition, the Company increased sales of higher gross margin chemical blends primarily in its South and East Texas regions.

General and Administrative Expenses

General and administrative expenses, net of amortization and depreciation, increased by $398,297, or 9.9% for the year, compared to the same period in 2009 due to the expansion in the Company’s operating personnel from 14 to 22 employees.  In addition, the Company opened two new district operating offices in Longview, TX and Guy, AR.

The stock based compensation included in the general and administrative expenses was $1,359,785 and $2,252,644 for the years ended December 31, 2010 and 2009, respectively.

Net Loss

Net loss for the year ended December 31, 2010 was $2,271,780, a decrease of $2,518,487 compared to a loss of $4,790,267 for the same period in 2009.  The primary reason for the decrease in the net loss was as a result of increase in revenue during the year ended December 31, 2010.

EBITDA

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) are a non-GAAP financial measure.  We use EBITDA as an unaudited supplemental financial measure to assess the financial performance of our assets without regard to financing methods, capital structures, taxes or historical cost basis; our liquidity and operating performance over time in relation to other companies that own similar assets and that we believe calculate EBITDA in a similar manner; and the ability of our assets to generate cash sufficient for us to pay potential interest costs.  We also understand that such data are used by investors to assess our performance.  However, the term EBITDA is not defined under generally accepted accounting principles and EBITDA is not a measure of operating income, operating performance or liquidity presented in accordance with generally accepted accounting principles.  When assessing our operating performance or liquidity, investors should not consider this data in isolation or as a substitute for net income, cash flow from operating activities, or other cash flow data calculated in accordance with generally accepted accounting principles.  EBITDA increased from a loss of $2,066,226 for the year ended December 31, 2009 to a loss of $370,640 for the year ended December 31, 2010 and is calculated as follows:

	Year Ended December 31,	Year ended December 31,
	2010	2009

Net loss	$(2,271,780)	$(4,790,267)

Add back interest expense, net of interest income	161,973	287,944

Add back depreciation and amortization	379,382	183,453

Add back stock based compensation	1,359,785	2,252,644

EBITDA	$(370,640)	$(2,066,226)

Liquidity and Capital Resources

Cash

As of December 31, 2010, we had $531,290 of cash and cash equivalents, as compared to $25,107 as of December 31, 2009.

Cash Flow

The cash flow for the years ended December 31, 2010 and 2009 are summarized below:

	Year Ended December 31,
	2010	2009

Net cash used in operating activities	$(901,790)	$(257,126)
Net cash used in investing activities	$(820,335)	$(202,116)
Net cash provided by financing activities	$2,228,308	$456,982
Net increase (decrease) in cash	$506,183	$(2,260)

Cash outflows from operations during the year ended December 31, 2010 amounted to $901,790 as compared to net cash outflows from operations of $257,126 in the same period of 2009. The increase in cash outflow was due primarily to the increase in inventory and accounts receivable.

Our cash outflows used in investing activities during the year ended December 31, 2010 amounted to $820,335 as compared to $202,116 in the same period of 2009. Cash outflows for the purchase of fixed assets increased to $520,340 for the year ended December 31, 2010 as compared to $108,322 for the same period in 2009. In addition, we used cash of $263,700 for the acquisition of Turf in 2010 compared to $75,530 in 2009.

Our cash inflows from financing activities amounted to $2,228,308 in the year ended December 31, 2010 as compared to $456,982 in the same period of 2009. The increase was principally from net proceeds of private placement amounting to $1,945,100 in 2010 compared to $229,000 in 2009.

Working Capital

We estimate that our general operating expenses for the next twelve month period will remain at their current levels of 2011 for professional and consulting fees, salaries, travel, telephone, office and warehouse rent, and ongoing legal, accounting, and audit expenses to comply with our reporting responsibilities as a public company under the United States Exchange Act of 1934, as amended.  Any increase in general operating expenses will be due to increases in field operating personnel as the demands from current and new customers increase.  Specifically, we will be increasing the size of our operating personnel during 2011 as we increase our presence in the East and South Texas regions as well as expansion plans in place for increases in sales in the Southeast Oklahoma and Arkansas regions.

As of December 31, 2010, our working capital was $74,453.  We will require additional funds to implement our growth strategy.  To date, we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements.  We expect this situation to continue for the foreseeable future, even though we anticipate our net loss and negative cash flows to less over the coming quarters.  To fund this continued deficit, we may raise funds through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is still no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock.  Further, we may continue to be unprofitable.

Cash Requirements

Our plan of operations for the next 12 months involves the growth of our petrochemical business through the expansion of regional sales, and the research and development of new chemical and analytical services in areas of waste remediation, water treatment and specialty biodegradable cleaning compounds.  We estimate that our needs for additional capital for the next twelve month period to be $3,000,000.  However, if our operating expenses or capital expenditures exceed estimates, we will require additional monies during the next twelve months to execute our business plan.  As of December 31, 2010, our company had cash of $531,290 and working capital of $74,453.  We incurred a net loss of $2,271,780 for the year ended December 31, 2010.

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

Going Concern

Due to our net losses, negative cash flow and negative working capital, in their report on our audited financial statements for the year ended December 31, 2010, our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.

We have historically incurred losses, and through December 31, 2010 have incurred losses of $10,151,946 since our inception. Because of these historical losses, we will require additional working capital to develop our business operations.  We intend to raise additional working capital through private placements, public offerings, bank financing and/or advances from related parties or shareholder loans.

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

As at December 31, 2010, we have not incurred any environmental expenditures.

Derivatives

The valuation of our embedded derivatives and warrant derivatives are determined primarily by the Black-Scholes option pricing model. An embedded derivative is a derivative instrument that is embedded within another contract, which under the convertible note (the host contract) includes the right to convert the note by the holder, certain default redemption right premiums and a change of control premium (payable in cash if a fundamental change occurs). In accordance with SFAS No. 133, as amended, ASC 815 “ Accounting for Derivative Instruments and Hedging Activities” , as amended, these embedded derivatives are marked-to-market each reporting period, with a corresponding non-cash gain or loss charged to the current period. A warrant derivative liability is determined in accordance with EITF 00-19, ASC 815. Based on EITF 00-19, ASC 815, warrants which are determined to be classified as derivative liabilities are marked-to-market each reporting period, with a corresponding non-cash gain or loss charged to the current period. The practical effect of this has been that when our stock price increases so does our derivative liability and resulting in a non-cash loss charge that reduces our earnings and earnings per share. When our stock price declines, we record a non-cash gain, increasing our earnings and earnings per share.

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

The following financial statements are filed as part of this annual report:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
 ESP Resources, Inc.
 Scott, Louisiana

We have audited the accompanying consolidated balance sheets of ESP Resources, Inc. (“the Company”) as of December 31, 2010 and 2009, and the consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, The Company has incurred losses and negative cash from operations through December 31, 2010. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 2. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/MaloneBailey, LLP
 www.malone-bailey.com
 Houston, Texas

March 31, 2011

ESP Resources, Inc.
 Consolidated Balance Sheets
 December 31, 2010 and 2009

	2010	2009
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$531,290	$25,107
Restricted cash	77,434	-
Accounts receivable, net	1,580,151	815,703
Inventories, net	731,032	290,218
Prepaid expenses and other current assets	157,356	166,738
Total current assets	3,077,263	1,297,766

Property and equipment, net of accumulated depreciation of $419,027 and $219,341, respectively	1,024,123	683,403
Restricted cash	-	41,139
Intangible assets, net of amortization of $214,186 and $30,490, respectively	700,784	884,480
Other assets	43,731	26,786

Total assets	$4,845,901	$2,933,574

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$1,252,787	$589,284
Factoring payable	749,586	380,724
Accrued expenses	436,321	522,776
Due to related parties	58,139	126,539
Guarantee liability	120,000	120,000
Due to Turf shareholders for acquisition	-	263,700
Current maturities of long-term debt	357,696	325,170
Current portion of capital lease obligation	28,281	20,624
Total current liabilities	3,002,810	2,348,817

Long-term debt (less current maturities)	484,817	582,636
Capital lease obligations (less current maturities)	46,943	56,225
Contingent consideration payable for acquisition of Turf	350,000	350,000
Deferred lease cost	29,000	33,000
Total liabilities	3,913,570	3,370,678

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock - $0.001 par value, 1,200,000,000 shares authorized, 87,488,558 and 45,185,295 shares issued and outstanding, respectively	87,489	45,185
Additional paid-in capital	11,022,788	7,398,877
Subscription receivable	(26,000)	(1,000)
Accumulated deficit	(10,151,946)	(7,880,166)
Total stockholders' equity (deficit)	932,331	(437,104)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$4,845,901	$2,933,574

The accompanying notes are an integral part of these consolidated financial statements.

ESP Resources, Inc.
 Consolidated Statements of Operations
 For the years ended December 31, 2010 and 2009

	For the year ended December 31,
	2010	2009
SALES, NET	$5,477,359	$2,738,266
COST OF GOODS SOLD	2,683,069	1,506,212
GROSS PROFIT	2,794,290	1,232,054

General and administrative	4,420,820	4,022,523
Impairment loss on notes receivable	-	326,371
Impairment of oil and gas properties	-	1,067,381
Depreciation and amortization	309,230	46,963

LOSS FROM OPERATIONS	(1,935,760)	(4,231,184)

OTHER INCOME (EXPENSE)
Interest expense	(162,069)	(288,021)
Factoring fees	(117,139)	(86,203)
Other Income	3,092	3,000
Interest Income	96	77
Other Expense	-	(936)
Loss on guarantee of asset	-	(72,000)
Loss on legal settlement	(60,000)	(115,000)
Total other income (expense)	(336,020)	(559,083)
NET LOSS	$(2,271,780)	$(4,790,267)

NET LOSS PER SHARE – Basic and diluted	$(0.03)	$(0.19)

WEIGHTED AVERAGE SHARES OUTSTANDING –
Basic and diluted	67,058,813	25,632,929

The accompanying notes are an integral part of these consolidated financial statements.

ESP Resources, Inc.
 Statement of Stockholders’ Equity (Deficit)
 For the Years Ended December 31, 2010 and 2009

			Additional
	Common stock		Paid-In	Subscription	Accumulated
	Shares	Par Value	Capital	Receivable	Deficit	Total
Balance, December 31, 2008	19,206,429	$19,206	$4,130,012	$(1,000)	$(3,089,899)	$1,058,319
Stock based compensation	13,437,454	13,437	2,239,207	-	-	2,252,644
Common stock and warrants issued with debt	1,700,000	1,700	92,949	-	-	94,649
Fair value of common stock issued for conversion of debt	5,570,032	5,570	189,381	-	-	194,951
Common stock and warrants issued in connection with private placement	3,271,380	3,272	225,728	-	-	229,000
Beneficial conversion feature on advances on loans to convertible notes.	-	-	243,600	-	-	243,600
Shares in connection with acquisition of Turf	2,000,000	2,000	278,000			280,000
Net loss	-	-	-	-	(4,790,267)	(4,790,267)
Balance, December 31, 2009	45,185,295	45,185	7,398,877	(1,000)	(7,880,166)	(437,104)
Stock based compensation	9,701,688	9,702	1,350,083	-	-	1,359,785
Shares issued in connection with Contractual Dispute Settlement	1,000,000	1,000	129,000	-	-	130,000
Shares issued in connection with note conversion	2,180,857	2,181	74,149	-	-	76,330
Forgiveness of Related Party Debt	-	-	130,000	-	-	130,000
Shares issued with PPM	29,420,718	29,421	1,940,679	-	-	1,970,100
PPM receivable	-	-	-	(25,000)	-	(25,000)
Net loss	-	-	-	-	(2,271,780)	(2,271,780)
Balance, December 31, 2010	87,488,558	$87,489	$11,022,788	$(26,000)	$(10,151,946)	$932,331

The accompanying notes are an integral part of these consolidated financial statements.

ESP Resources, Inc.
 Consolidated Statements of Cash Flow

	For the year ended
	December 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,271,780)	$(4,790,267)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for current year loss on settlement of contractual dispute	15,000	-
Impairment of oil and gas properties	-	1,067,381
Depreciation and amortization (including cost of goods sold component)	379,382	183,453
Stock based compensation	1,359,785	2,252,644
Allowance for doubtful accounts	36,326	-
Amortization of discount on debt	75,000	263,249
Impairment loss on notes receivable	-	326,371
Loss on guarantee liability	-	72,000
Changes in operating assets and liabilities:
Accounts receivable	(800,774)	(364,821)
Inventory	(440,814)	(51,465)
Prepaid expenses and other current assets	9,382	63,237
Other assets	(16,945)	24,664
Accounts payable	662,988	296,562
Accrued expenses	159,160	426,460
Accrued expenses-related parties	(68,500)	(26,594)
NET CASH USED IN OPERATING ACTIVITIES	(901,790)	(257,126)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for acquisition of Turf	(263,700)	(75,530)
Restricted cash	(36,295)	(18,264)
Purchase of fixed assets	(520,340)	(108,322)
NET CASH USED IN INVESTING ACTIVITIES	(820,335)	(202,116)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from private placement	1,945,100	229,000
Repayment of long term debt	(221,975)	(219,185)
Repayment of capital lease obligations	(21,692)	(9,591)
Net factoring advances	368,862	153,856
Borrowing on long-term debt	158,013	150,000
Loan from investor	-	(41,961)
Repayments of loans from related parties	-	(24,375)
Proceeds from loans from related parties	-	219,238
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,228,308	456,982

NET INCREASE (DECREASE) IN CASH	506,183	(2,260)
CASH AT BEGINNING OF YEAR	25,107	27,367

CASH AT END OF YEAR	$531,290	$25,107

Cash paid for interest Cash paid for taxes Non-cash investing and financing transactions:	$76,184	$1,924
Forgiveness of debt from related party	$130,000	$-
Shares issued for conversion of long-term debt	$76,330	$194,951
Purchase of fixed assets with notes	$20,067	$205,926
Stock issued for prior year accrual of contractual dispute settlement	$115,000	$-
Prepaid insurance issued through issuance of notes	$-	$128,071
Discount on long-term debt	$-	$372,000
Guarantee	$-	$48,000
BCF and Shares issued to modify loan	$-	$75,000

The accompanying notes are an integral part of these consolidated financial statements.

ESP Resources, Inc
 Notes to Consolidated Financial Statements
 December 31, 2010 and 2009

Note 1 – Basis of Presentation, Nature of Operations and Significant Accounting Policies

Basis of Presentation

ESP Resources, Inc. (“ESP Nevada”, and collectively with its subsidiaries, the “Company”) (formerly Pantera Petroleum, Inc.) was incorporated in Nevada on October 27, 2004. The accompanying consolidated financial statements include the accounts of ESP Resources, Inc. and its wholly owned subsidiaries, ESP Petrochemicals, Inc. and ESP Resources, Inc. (“ESP Delaware”). ESP Petrochemicals, Inc. also owns certain assets and liabilities of Turf Chemistry, Inc. (“Turf”), a Texas corporation.All significant inter-company balances and transactions have been eliminated in the consolidation. The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America.

On June 15, 2007, ESP Delaware purchased all the outstanding shares of ESP Petrochemicals, Inc. The transaction was accounted for as a reverse acquisition with ESP Petrochemicals, Inc. being the continuing entity. The accompanying financial statements for the period of December 31, 2010 and 2009 have been prepared to present the statements of operations and cash flows of ESP Petrochemicals, Inc. for purposes of complying with the rules and regulations of the Securities and Exchange Commission as required by S-X Rule 8-02. The combined results of the two periods in 2010 and 2009 represent the results of operations and cash flows for the continuing operations of ESP Petrochemicals, Inc.

Nature of the Business

The Company’s current business through its subsidiary ESP Petrochemicals Inc.sells and blends chemicals for use in the oil and gas industry to customers primarily located in the Gulf of Mexico and Gulf States region. ESP Resources previously was in the business of acquisition and exploration of oil and gas properties in North and South America. ESP Delaware, which was incorporated in Delaware in November, 2006, was formed as a holding company for ESP Petrochemicals, Inc. On June 15, 2007, ESP Delaware acquired all of the stock of ESP Petrochemicals Inc.

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

Purchase of Turf Chemistry, Inc by ESP Resources on November 1, 2009

On November 1, 2009, ESP Resources purchased certain assets and liabilities of Turf. The assets and liabilities acquired related to Turf’s activities in the United States. Turf operates in the same industry as ESP Resources and ESP Petrochemicals.

The acquisition of Turf was accounted for using purchase accounting as ESP Resources acquired substantially all of the assets, debts, employees, intangible contracts and business of Turf. Turf’s results of operations and cash flows are included in the accompanying consolidated financial statements from the date of acquisition.

The purchase price of $1,172,972 includes the assumption of bank and other debts of Turf totaling $203,742. On November 1, 2009, ESP Resources paid $75,530 in cash and issued 2,000,000 shares of common stock of ESP Resources Inc. The Company paid Turf an additional $263,700 during 2010. The fair value of the stock on the grant date is $280,000. The purchase included the assumption of debt and assets including inventory, fixed assets, vehicles, and supplies in exchange for cash and shares. The acquisition price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values. The Company determined that assets acquired included an intangible asset associated with the customer list for Turf’s existing customer relationships. The customer list was valued at $914,700 and has an estimated life of five years. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

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

As part of the acquisition agreement, ESP Resources agreed to issue an aggregate number of shares of its common stock to Turf determined as follows:

a)
If the sale of Turf’s products results in at least $1,500,000 in revenue for the one year period beginning on January 1, 2010 (the “First Earnout Period”), not including any revenue from ESP Resources or any of its other affiliates (the “First Revenue Earnout Criteria”), then Turf shall be entitled to receive an aggregate of such number of shares of the Company’s common stock as equals the quotient obtained by dividing (i) the difference between the total revenue from the sale of Turf’s products during the First Earnout Period minus $1,500,000 (ii) the average trading price of the Company’s common stock over the fifteen day period immediately preceding the last day of the First Earnout Period.The First Revenue Earnout Criteria was not achieved.

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

Management estimated the fair value of the earn out provision at $350,000 on the date of acquisition, and this amount is an accrued contingency at December 31, 2010.

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

The unaudited condensed combined pro forma results were as follows:

Unaudited Pro Forma Combined Condensed Statement of Operations
For the Year Ended December 31, 2009

Revenues	$3,126,027
Cost of Goods Sold	(1,595,470)
Gross Profit	1,530,557

Total Operating Expenses	3,762,723

Net loss	$(2,232,166)

Intangible assets

Intangible assets relate to the customer list acquired with the acquisition of Turf described above. Intangible assets are being amortized over their estimated life of five years. The Company evaluated intangible assets for impairment as of December 31, 2010 and determined that no impairment was indicated. The Company recognized amortization expense of $183,696 and $30,490 during the years ended December 31, 2010 and 2009, respectively.

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

Principles of consolidation

The consolidated financial statements include the accounts of ESP Resources and its wholly-owned subsidiaries for the years ended December 31, 2010 and 2009.

All significant inter-company transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company had $531,290 and $25,107 cash equivalents at December 31, 2010 or 2009, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

The Company generally does not require collateral, and the majority of its trade receivables are unsecured. The carrying amount for accounts receivable approximates fair value.

Accounts receivable consisted of the following as of December 31, 2010 and 2009:

	2010	2009
Trade receivables	$1,616,477	$815,703
Less: Allowance for doubtful accounts	(36,326)	-
Net accounts receivable	$1,580,151	$815,703

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

As of December 31, 2010 and 2009, inventory consisted of the following:
	2010	2009
Raw materials	$536,351	$236,129
Finished goods	194,681	54,089
Total inventory	$731,032	$290,218

Property and equipment

Property and equipment of the Company is stated at cost. Expenditures for property and equipment which substantially increase the useful lives of existing assets are capitalized at cost and depreciated. Routine expenditures for repairs and maintenance are expensed as incurred.

Depreciation is provided principally on the straight-line method over the estimated useful lives ranging from five to ten years for financial reporting purposes.

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

The Company determined that its investments in the Baker 80 Lease and Block 83 84 Project were impaired. As a result, the Company recognized an impairment loss of $1,067,381 for the year ended December 31, 2009. See Note 6 below.

Asset Retirement Obligations

The Company recognizes the fair value of a liability for an asset retirement obligation in the year in which it is incurred when a reasonable estimate of fair value can be made. The carrying amount of the related long-lived asset is increased by the same amount as the liability.

Changes in the liability for an asset retirement obligation due to the passage of time will be measured by applying an interest method of allocation. The amount will be recognized as an increase in the liability and an accretion expense in the statement of operations. Changes resulting from revisions to the timing or the amount of the original estimate of undiscounted cash flows are recognized as an increase or a decrease in the carrying amount of the liability for an asset retirement obligation and the related asset retirement cost capitalized as part of the carrying amount of the related long-lived asset. At December 31, 2010 and 2009, no asset retirement obligation was required to be recorded.

Derivatives

The valuation of our embedded derivatives and warrant derivatives are determined primarily by the Black-Scholes option pricing model. An embedded derivative is a derivative instrument that is embedded within another contract, which under the convertible note (the host contract) includes the right to convert the note by the holder, certain default redemption right premiums and a change of control premium (payable in cash if a fundamental change occurs). In accordance with Statement of Financial Accounting Standards ("SFAS") No. 133, as amended, Accounting Standards Codification ("ASC") 815 “Accounting for Derivative Instruments and Hedging Activities”, as amended, these embedded derivatives are marked-to-market each reporting period, with a corresponding non-cash gain or loss charged to the current period. A warrant derivative liability is determined in accordance with Emerging Issues Task Force ("EITF") 00-19, ASC 815. Based on EITF 00-19, ASC 815, warrants which are determined to be classified as derivative liabilities are marked-to-market each reporting period, with a corresponding non-cash gain or loss charged to the current period. The practical effect of this has been that when our stock price increases so does our derivative liability and resulting in a non-cash loss charge that reduces our earnings and earnings per share. When our stock price declines, we record a non-cash gain, increasing our earnings and earnings per share.

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

Concentration

The Company has four major customers that together account for 49% of accounts receivable at December 31, 2010 and five major customers that together account for 39% of the total revenues earned for the year ended December 31, 2010.

	Accounts
	receivable	Revenue
Customer A	5%	11%
Customer B	-%	10%
Customer C	19%	6%
Customer D	15%	4%
Customer E	10%	8%

	49%	39%

The Company has one vendor that accounted 18% of purchases during 2010.

The Company had three major customers that together accounted for 38% of accounts receivable at December 31, 2009 and four major customers that together accounted for 63% of the total revenues earned for the year ended December 31, 2009.

	Accounts
	receivable	Revenue
Customer A	17%	37%
Customer B	10%	12%
Customer C	-%	8%
Customer D	11%	6%

	38%	63%

The Company had four vendors that accounted for 29%, 14%, 11% and 10%, respectively of purchases during 2009.

The Company places its cash and cash equivalents with financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. From time to time, the Company’s cash balances exceeded FDIC insured limits.  At December 31, 2010, the Company’s uninsured cash balance was $281,290.

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

Advertising

Advertising costs are charged to operations when incurred. Advertising expense for the year ended December 31, 2010 and 2009 were $1,470 and $433, respectively.

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

The Company incurred no environmental expenses during the years ended December 31, 2010 and 2009, respectively.

Reclassification

Certain accounts in the prior period were reclassified to conform with the current period financial statements presentation.

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

Note 2 – Going Concern

At December 31, 2010, the company had cash and cash equivalents of $531,290 and working capital of $74,453. The Company believes that its existing capital resources may not be adequate to enable it to execute its business plan. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The Company estimates that it will require additional cash resources during 2011 based on its current operating plan and condition.

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

Note 3 – Factoring Payable

On February 2, 2007, the Company entered into a combined account factoring and security agreement with Midsouth Bank, which expires June 30, 2011. The Company may obtain advances up to 100 percent of eligible accounts receivable, subject to a three percent factoring fee, and ten percent held in a reserve account, which is released to the Company upon payment of the receivable. The factoring agreement is subject to a revolving line of credit master note, which limits borrowing to $750,000. The line of credit is payable upon demand, or if no demand is paid, with monthly payments of interest at 15%. All outstanding principle plus accrued unpaid interest is due on June 30, 2011. The payment terms of the line of credit will not be enforced while the factoring agreement is in effect. The line of credit is secured by all inventory, accounts, general intangibles, and equipment of the Company and a commercial guarantee of a Company stockholder. The total borrowings under the factoring agreement at December 31, 2010 and 2009 were $749,586 and $380,724, respectively with $77,434 and $41,139 held in restricted cash in the consolidated balance sheets.

Note 4 – Property and equipment

Property and equipment includes the following at December 31, 2010 and 2009:
	2010	2009
Plant, property and equipment	$632,159	$248,722
Vehicles	661,768	536,131
Equipment under capital lease	97,332	77,265
Office furniture and equipment	51,891	40,626
	1,443,150	902,744
Less: accumulated depreciation	(419,027)	(219,341)
Net property and equipment	$1,024,123	$683,403

Depreciation expense was $199,686 and $152,963 for the year ended December 31, 2010 and 2009, respectively. The Company allocated $74,152 and $136,490 of depreciation to cost of goods sold during the year ended December 31, 2010 and 2009, respectively.

Note 5- Notes receivable and investments

The Company wrote off a note receivable from a third party during 2009 in the amount of $326,371.

Note 6 - Oil and Gas Properties - Unproven

Block 83 and 84 Project

On March 6, 2008, the Company acquired a 10% interest in a joint venture formed pursuant to a joint venture agreement, with a third party, as the managing venturer, and certain other joint venturers, in consideration for $800,000. The purpose of the joint venture was securing, reentering, re-opening, managing, cultivating, drilling and operating the Gulf-Baker 83 #1 Well, the Sibley 84 #1 Well and the Sibley 84 #2 Well located in West Gomez oil and gas fields in Pecos County, Texas.

During 2009, the Company determined that the joint venture would not be able to obtain the necessary funding to get the well operational. As a result, the Company recorded an impairment charge of $800,000 during the year ended December 31, 2009.

Baker 80 Lease

By an agreement dated August 11, 2008, the Company agreed to acquire a 95% working interest and 71.25% revenue interest, in the Baker 80 Lease located in Pecos County, Texas (the “Property”) from a third party (the “Seller”).  The Company acquired 43.21% of the working interest in the Property in August 2008.  On October 30, 2008, the Company borrowed an additional $87,190 from a private equity drilling fund (the “Investor”) to acquire the remaining 51.79% working interest in the Property.  On October 30, 2008, the Company entered into and closed the definitive documents (collectively the “Agreement”) for the transaction with the Seller and the Investor.  The Company, the Investor and the Seller entered into drilling arrangements whereby the Company and the Sellers granted the Investor an exclusive option to fund drilling, re-entry and completion of certain wells located in the Property.  The Investor was to receive 100% of the cash flows on the initial well until such cash flows exceeded the $87,190 plus interest represented by the promissory note the Company executed in favor of the Investor, then the cash flows would be distributed in accordance with the Agreement.  Due to non-performance by the Investor under the terms of the Agreement, and the Company’s inability to obtain alternate financing to complete the well, the Company elected to write off its $267,381 investment as of December 31, 2009.

Note 7-Long Term Debt

Long term debt consisted of the following at December 31, 2010 and 2009:
	2010	2009
Note payable to Midsouth Bank dated May 2007. The Note bears interest at 12.0 percent per annum and is payable in monthly installments of $194, maturing May 2012. The note is secured by equipment and deposit accounts.	$2,984	$4,835

Note payable to Midsouth Bank dated February 2007. The note bears interest at 12.0 percent per annum and is payable in monthly installments of $169, maturing February 2012 The note is secured by equipment and deposit accounts.	2,158	3,818

Note payable to FMC dated January 2007. The note bears interest at 2.90 percent per annum and is payable in monthly installments of $945, maturing February 2012. The note is secured by a vehicle.	13,992	23,785

Note Payable to FMC dated January 2007. The note bears interest at 2.90 percent per annum and is payable in monthly installments of $902, maturing February 2012. The note is secured by a vehicle.	14,213	23,642

Note payable to FMC dated January 2007. The note bears interest at 2.90 percent per annum and is payable in monthly installments of $925 maturing February 2012. The note is secured by a vehicle.	13,706	23,297

Note assumed with vehicle purchase, payable to FMC dated December 2006. The note bears interest at 9.90 percent per annum and is payable in installments of $724, maturing December 2011. The notes is secured by a vehicle.	8,981	17,474

Note payable dated January 1, 2010.The note bears interest at 12.00 per annum and is payable in installments of $150, maturing January 2013. The note is secured by equipment.	3,240	-

Note payable for the purchase of a vehicle dated October 19, 2010. The note bears interest at 9.49 percent per annum and is payable in installments of $1,072 maturing in November 2015. The note is secured by a vehicle.	50,393	-

Note payable for the purchase of a vehicle dated April 1, 2010. The note bears interest at 7.5 percent per annum and is payable in installments of $872 maturing in January 2015. The note is secured by a vehicle.	38,229	-

Unsecured notes payable. The notes bear interest at 5 percent per annum and are due between September 30, 2012 and July 22, 2013	273,000	273,000

Unsecured promissory note payable in connection with the drilling program. The note bears interest at 5 percent per annum and was due April 30, 2009. The note has been extended indefinitely.	86,968	87,190

On February 12, 2009, the Company borrowed $41,415 for the purchase of a vehicle. The note bears interest at 6.75% per year, is secured by the vehicle purchased and is payable in 60 monthly payments of $817.	27,767	35,420

On February 15, 2009, the Company borrowed $4,343 for the purchase of equipment. The note bears interest at 12% per year, is secured by the equipment purchased and is payable 36 monthly payments of $145	1,866	3,284

On November 10, 2009, the Company borrowed $52,186 for the purchase of a vehicle. The note bears interest at 4.90% per year, is secured by the vehicle purchased and is payable in 60 monthly payments of $982.	41,912	51,392

On November 10, 2009, the Company borrowed $57,372 for the purchase of a vehicle. The note bears interest at 6.25% per year, is secured by the vehicle purchased and is payable in 60 monthly payments of $1,118.	46,435	56,523

Note assumed with the acquisition of Turf Chemicals, Inc. Note assumed with boat purchase, payable to Key Bank dated May 17, 2007. The note bears interest at 10.50% percent per annum and is payable in installments of $481, maturing May 17, 2022. The note is secured by a boat.This note is in default at December 31, 2010 and classified as a current liability.	38,295	39,948

Note assumed with the acquisition of Turf Chemicals, Inc. Note assumed with vehicle purchase, payable to FMC dated April 2008. The note bears interest at 7.90 percent per annum and is payable in installments of $992, maturing April 2013. The note is secured by a vehicle.	25,979	36,646

Note assumed with the acquisition of Turf Chemicals, Inc. Note assumed with vehicle purchase, payable to FMC dated April 2008. The note bears interest at 7.99 percent per annum and is payable in installments of $614, maturing April 2013. The note is secured by a vehicle.	15,944	22,148

Note assumed with the acquisition of Turf Chemicals, Inc. Note assumed with vehicle purchase, payable to FMC dated April 2008. The note bears interest at 7.99 percent per annum and is payable in installments of $458, maturing April 2013. The note is secured by a vehicle.	11,447	16,093

Note assumed with the acquisition of Turf Chemicals, Inc. Note assumed with vehicle purchase, payable to FMC dated April 2008. The note bears interest at 7.99 percent per annum and is payable in installments of $693, maturing April 2013. The note is secured by a vehicle.	14,886	21,995

Unsecured note payable to Compass Bank. The note bears interest at the Wall Street Journal U.S. prime rate plus 1.50 percent per annum, is payable in monthly installments of $4,050 and is due February 1, 2011.This note was paid in full as of December 31, 2010.	-	51,760

Insurance financing and other short term financing, bears interest at 6.45 percent per annum and is payable in monthly installments of $11,340.	110,118	115,556
Total	842,513	907,806
Less current maturities	(357,696)	(325,170)
Total long-term debt	$484,817	$582,636

Maturities are as follows:
2011	$357,696
2012	164,683
2013	260,809
2014	45,046
thereafter	14,279

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

Stock price on the measurement date	$0.14
Risk-free interest rate	0.96%
Dividend yield	0%
Volatility factor	86%
Expected life (years)	2

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

On September 23, 2009, the Company borrowed $75,000 from a lender. The note bears interest at 5% per year and has a term of 90 days. In connection with the loan, the Company issued 500,000 shares of common stock to the lender. The shares were valued based on the market value of the stock on the date of issuance. The relative fair value of the note and the common stock was determined to be $46,778 and $28,222, respectively. As a result, the Company recorded a discount of $28,222 with a corresponding increase in equity. On December 23, 2009, ESP entered into an agreement with the lender whereby the maturity date of the December 23, 2009 note extended to February 21, 2010 and in which the interest rate on the outstanding principal balance did not change. In addition, the Company agreed to issue the holder 200,000 shares of the Company’s common stock. The shares were valued based on the market value of the stock on the date of issuance. ESP evaluated the application of, ASC 470-50-40/55 (formerly EITF 96-19) “Debtor’s Accounting for a Modification or Exchange of Debt Instruments and concluded that the revised terms constituted a debt modification rather than a debt extinguishment and accordingly, the relative fair value of the common stock on the September 23, 2009 note of $28,222 has been treated as interest expense in the accompanying income statement. As a result, the Company also recorded a discount of $57,600 with a corresponding increase in equity for the December 23, 2009 note. The discount was amortized over the life of the note. On February 1, 2010, the Company issued 2,180,857 shares of common stock in connection with the extinguishment of the Debt for $76,330 in principal and interest.

Note 8 – Income taxes

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2010 and 2009 are as follows:

	2010	2009
Deferred tax assets:	$1,211,000	$935,000

Valuation Asset	(1,211,000)	$(935,000)
Total Deferred Tax Asset	$-	$-

As of December 31, 2010, the Company has a net operating loss carry forward of approximately $3,460,000 available to offset future taxable income through 2030. The valuation allowance was $1,211,000 and $935,000 at December 31, 2010 and 2009. The net change in the valuation allowance for the year ended December 31, 2010 and 2009 was an increase of $276,000 and $750,000, respectively.

Note 9 – Stockholders’ Equity

During the three months ended March 31, 2010, we received proceeds of $564,500 from the sale of 8,064,287 units in a private placement.  Each unit consists of one share of common stock, one warrant for the purchase of a share of common stock at an exercise price of $0.25 for a period of one year, and one warrant for the purchase of a share of common stock at an exercise price of $0.75 for a period of one year beginning on the first anniversary of the issuance of the warrant.  The warrants were valued using the Black-Scholes option pricing model with the following assumptions:  stock price on the measurement date of $0.05 - $0.14; warrant term of 1 - 2 years; expected volatility of 155% - 158%; and a discount rate of 0.26% - 0.42%.The proceeds were allocated as follows:

Common stock	$391,583
$0.25 warrant	121,850
$0.75 warrant	51,067
Total proceeds	$564,500

During the three months ended June 30, 2010, we received proceeds of $50,000 from the sale of 714,286 units in a private placement.  Each unit consists of one share of common stock, one warrant for the purchase of a share of common stock at an exercise price of $0.25 for a period of one year, and one warrant for the purchase of a share of common stock at an exercise price of $0.75 for a period of one year beginning on the first anniversary of the issuance of the warrant.  The warrants were valued using the Black-Scholes option pricing model with the following assumptions:  stock price on the measurement date of $0.10 - $0.12; warrant term of 1 - 2 years; expected volatility of 157%; and a discount rate of 0.43% - 0.44%.The proceeds were allocated as follows:

Common stock	$32,161
$0.25 warrant	12,230
$0.75 warrant	5,609
Total proceeds	$50,000

During the three months ended September 30, 2010, we received proceeds of $190,999 from the sale of 2,728,582 units in a private placement.  Each unit consists of one share of common stock, one warrant for the purchase of a share of common stock at an exercise price of $0.25 for a period of one year, and one warrant for the purchase of a share of common stock at an exercise price of $0.75 for a period of one year beginning on the first anniversary of the issuance of the warrant.  The warrants were valued using the Black-Scholes option pricing model with the following assumptions:  stock price on the measurement date of $0.11 - $0.17; warrant term of 1 - 2 years; expected volatility of 156% - 158%; and a discount rate of 0.27% - 0.32%.The proceeds were allocated as follows:

Common stock	$119,811
$0.25 warrant	48,296
$0.75 warrant	22,892
Total proceeds	$190,999

During the three months ended December 31, 2010, we received proceeds of $1,064,601 from the sale of 16,065,794 units in a private placement, as of December 31, 2010, $25,000 of the proceeds remains uncollected.  Each unit consists of one share of common stock, one warrant for the purchase of a share of common stock at an exercise price of $0.25 for a period of one year, and one warrant for the purchase of a share of common stock at an exercise price of $0.75 for a period of one year beginning on the first anniversary of the issuance of the warrant.  The warrants were valued using the Black-Scholes option pricing model with the following assumptions:  stock price on the measurement date of $0.10 - $0.12; warrant term of 1 - 2 years; expected volatility of 156% - 158%; and discount rate of 0.21% - 0.27%.The proceeds were allocated as follows:

Common stock	$669,008
$0.25 warrant	268,499
$0.75 warrant	127,094
Total proceeds	$1,064,601

On November 22, 2010, the Board of the Directors of the Company approved an extension of the $0.25 warrants from a term of one year to a term of 18 months for all of the warrants issued at $0.25 per share in 2010, or 27,572,949 warrants.  The Company valued the warrants using the Black Scholes option pricing model immediately prior to the term extension and immediately after the term extension and determined the value of the term extension at approximately $500,000.

During 2010, we incurred a finder’s fee of $60,000 and, at December 31, 2010, we owe a finder’s fee of approximately 857,143 warrants which have an exercise price of approximately $0.07 and a three year term.

On September 16, 2009, we received proceeds of $40,000 from the sale of 571,429 units in a private placement.Each unit consists of one share of common stock, one warrant for the purchase of a share of common stock at an exercise price of $0.25 for a period of one year, and one warrant for the purchase of a share of common stock at an exercise price of $1.00 for a period of one year beginning on the first anniversary of the issuance of the warrant.The warrants were valued using the Black-Scholes option pricing model with the following assumptions:stock price on the measurement date of $0.10; warrant term of 1 - 2 years; expected volatility of 71%; and a discount rate of 0.38% - 1.01%.The proceeds were allocated as follows:

Common stock	$37,736
$0.25 warrant	1,859
$1.00 warrant	405
Total proceeds	$40,000

In October, 2009, the Company received proceeds of $25,000 from sales of 357,143 units in a private placement.Each unit consists of one share of common stock, one warrant for the purchase of a share of common stock at an exercise price of $0.25 for a period of one year, and one warrant for the purchase of a share of common stock at an exercise price of $1.00 for a period of one year beginning on the first anniversary of the issuance of the warrant.The warrants were valued using the Black-Scholes option pricing model with the following assumptions: stock price on the measurement date of $.09; warrant term of 1 - 2 years; expected volatility of 69.10%; and a discount rate of 0.38%.The proceeds were allocated as follows:

Common stock	$24,480
$0.25 warrant	517
$1.00 warrant	3
Total proceeds	$25,000

In November and December, 2009, the Company received proceeds of $164,000 from sales of 2,342,859 units in a private placement. Each unit consists of one share of common stock, one warrant for the purchase of a share of common stock at an exercise price of $0.25 for a period of one year, and one warrant for the purchase of a share of common stock at an exercise price of $0.75 for a period of one year beginning on the first anniversary of the issuance of the warrant.The warrants were valued using the Black-Scholes option pricing model with the following assumptions: stock price on the measurement date of $0.09 - $0.13; warrant term of 1 – 2 years; expected volatility of 50.76% - 59.37%; and discount rate of 0.27% -0.40%.The proceeds were allocated as follows:

Common stock	$160,139
$0.25 warrant	3,831
$0.75 warrant	30
Total proceeds	$164,000

On December 31, 2009, we issued 5,570,032 shares of common stock in connection with an extinguishment of related party debt for $194,951.See Note 11.

Common stock issued for services

In May, 2010, the Company issued a total of 8,500,000 shares of common stock for services. The shares were valued at $0.09 which was the trading price of the Company’s stock on the grant date and have a fair value of $765,000.  These shares vest over the service period of 3 years.The Company has recognized compensation expense of $159,288 on these shares as of December 31, 2010.The fair value of the unvested shares is $605,712 as of December 31, 2010.

The Company granted 158,506 shares of common stock to a consultant for the payment of January, February, and March, 2010 fees. The shares were valued at $12,823 based on the value of the stock on the grant date. The number of shares issued was based on a 10 day average stock price. During the year ended December 31, 2010, the Company recognized stock compensation expense of $12,823 for these shares.

In May, 2010, the Company issued 425,000 shares of its common stock to a vendor for services rendered.The shares were valued at $38,250 and recorded as stock based compensation.

In August 2010, the Company entered into an agreement with a vendor whereby the vendor was issued 68,182 shares of common stock valued at $7,500 as an initial payment and was recorded as stock compensation.In the event the Company receives capital (debt or equity) which was initially identified by the vendor, the Company will be required to pay the vendor a finder’s fee of 2.5% of the aggregate capital provided which will be offset by this initial payment.In the event the Company receives equity capital which is initially identified by the vendor, the Company will also be required to issue five year warrants for 2.5% of the equity sold with an exercise price of $0.30.

In September, 2010, the Company issued 400,000 shares of its common stock to a vendor for services rendered.  The shares were valued at $55,600 and recorded as stock based compensation.

In December 2010, the Company issued 150,000 shares of its common stock to a vendor for services rendered.  The shares were valued at $21,000 and recorded as stock compensation.

On March 4, 2009, the Company entered into consulting agreements with two individuals to provide strategic planning and financial consulting services for a period of six months. The Company issued a total of 1,653,000 shares of common stock to these individuals in payment for these services. The shares have fair value of $843,030 and vest over the service period.  The Company valued the shares based on market value on the date of the agreement, and recognized compensation expense of $843,030 for the twelve months ended December 31, 2009. All shares were fully vested as of December 31, 2009.

On March 23, 2009, the Company entered into consulting agreements with two individuals to provide services to the Company for a period of one and a half years.The Company issued a total of 2,000,000 shares of common stock to individuals in payment for their services. The shares have a fair value of $800,000 and vest over the service period. The Company valued the shares based on market value on the date of the agreement, and recognized compensation expense of $381,481 and $418,519 during the year ended December 31, 2010 and 2009, respectively. These shares are fully vested as of December 31, 2010.

On May 26, 2009, ESP entered into a five year agreement with a human resources company (the “HR Company”), to provide employment services to screen and select qualified candidates to satisfy the manpower needs of ESP.Either party may terminate this agreement without penalty. ESP is contractually liable to pay the HR Company $100,000 each year in stock. The annual fee is due as a prepayment ten days after the effective date, on May 26, 2009. The number of shares to be issued to the HR Company is determined by dividing $100,000 by the average closing trade price of the stock over the 10 trading days immediately preceding the applicable payment date. The average trading price for the period from May 26, 2009 to June 8, 2009 was $0.240. The number of shares to be issued to the HR Company was calculated to be 335,570. The shares have a fair value of $83,890 and vest over the service period. The Company valued the shares based on market value on the date of agreement, and recognized compensation expense of $49,870 and $34,023 during the year ended December 31, 2010 and 2009, respectively. These shares are fully vested as of December 31, 2010.

On July 17, 2009, the Company issued 1,500,000 shares of common stock to each of David Dugas, the Company’s president, and Chris Metcalf, the Company’s former CEO. The shares were valued at $0.14 per share based on the market value of the stock on the date of issuance. The Company recognized compensation expense of $420,000 during the twelve months ended December 31, 2009. These shares are fully vested as of December 31, 2010.

On July 17, 2009, the Company issued 750,000 shares of common stock to an employee. The shares were valued at $0.14 per share based on the market value of the stock on the date of issuance. The Company recognized compensation expense of $105,000 during the twelve months ended December 31, 2009. These shares are fully vested as of December 31, 2010.

On September 10, 2009, the Company entered into a consulting agreement with an individual. Under the terms of the agreement, the Company issued 150,000 shares of common stock upon signing the agreement and will make monthly payments beginning September 30, 2009 of either (i) $5,000 in cash or (ii) $6,000 of common stock determined by the average trading price of the stock over the ten day trading period ending on the 30 thof that month at the Company’s option. If, on the date the agreement terminates or expires, the fair market value of the initial 150,000 shares of common stock is less than the fair market value of the date of grant, the Company must issue such additional number of shares of common stock to make the fair market value of all the shares issued equal the fair market value on the date of grant. ESP Resources, Inc evaluated the application of FAS 150, ASC 480-15“Accounting for certain financial instrument with characteristics of both liabilities and equity At December 31, 2009, the fair market value of the initial shares was not below the fair market value on the date of grant. The 150,000 shares of common stock were valued at $16,500 based on the fair market value on the date of grant. This amount was recognized as consulting expense in the twelve months ended December 31, 2009. The Company granted 40,000 shares of common stock to the consultant for the payment of September 2009 fees. The shares were valued at $4,360 based on the fair value of those shares on the measurement date. The Company granted 165,767 shares of common stock to the consultant for the payment of October, November, and December fees. The shares were valued at $17,212 based on the fair value of those shares on the measurement date.

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

Stock Option Awards
On September 21, 2010, through the Board of the Directors, the Company granted non-statutory options to purchase 6,000,000 shares each to two directors (one of whom is also the CEO of the Company).These were granted with an exercise price equal to $0.15 per share.The stock price on the grant date was $0.12.These options vest 33.33% on the commencement date, 33.33% on the first anniversary of the vesting commencement date and 33.33% on the second anniversary of the vesting commencement date.

Stock option activity summary covering options is presented in the table below:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (years)
Outstanding at December 31, 2008
Granted	-	-	-
Exercised	-	-	-
Expired/Forfeited	-	-	-
Outstanding at December 31, 2009	-	-	-
Granted	12,000,000	$0.15	10.00
Exercised	-	-	-
Expired/Forfeited	-	-	-
Outstanding at December 31, 2010	12,000,000	$0.15	9.73
Exercisable at December 31, 2010	4,000,000	$0.15	9.73

The 12,000,000 options that were granted had a weighted average grant-date fair value of $0.11 per share.During the year ended December 31, 2010, The Company recognized stock-based compensation expense of $633,973 related to stock options.  As of December 31, 2010, there was approximately $710,255 of total unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a weighted-average period of approximately 1.73 years. The aggregate intrinsic value of these options was $120,000 at December 31, 2010.

The fair value of the options granted during the year ended December 31, 2010 was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

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

LPC Agreement

On September 16, 2010, ESP signed a $5 million purchase agreement with Lincoln Park Capital Fund, LLC (“LPC”), an Illinois limited liability company.Upon signing the agreement, ESP received $100,000 from LPC as an initial purchase under the $5 million commitment in exchange for 666,667 shares of ESP common stock and warrants to purchase 666,667 shares of ESP common stock at an exercise price of $0.20 per share and a five year term.The relative fair value of the 666,667 shares of ESP common stock and warrants was $52,488 and $47,512, respectively and was determined using a volatility of 158%, a risk free interest rate of .26% and a stock measurement price of $0.13.The Company also issued 1,181,102 of shares of common stock as a commitment fee valued at $159,449.

ESP also entered into a registration rights agreement with LPC whereby the Company agreed to file a registration statement related to the transaction with the U.S. Securities & Exchange Commission (“SEC”) covering the shares that may be issued to LPC under the purchase agreement.After the SEC has declared effective the registration statement related to the transaction, the Company has the right, in its sole discretion, over a 30-month period to sell its shares of common stock to LPC in amounts up to $500,000 per sale, depending on certain conditions as set forth in the purchase agreement, up to the aggregate commitment of $5 million.

There are no upper limits to the price LPC may pay to purchase the Company’s common stock.The purchase price of the shares related to the $4.9 million of future funding will be based on the prevailing market prices of the Company’s shares immediately preceding the time of sales without any fixed discount, and the Company will control the timing and amount of any future sales of shares to LPC.LPC shall not have the right or the obligation to purchase any shares of common stock on any business day that the price of ESP common stock is below $0.10.

In addition, the Companywill issue to LPC up to 1,181,102 shares pro rata as LPC purchases the remaining $4.9 million as additional consideration for entering into the purchase agreement.The purchase agreement may be terminated by the Company at any time at the Company’s discretion without any cost to the Company.Except for a limitation on variable priced financings, there are no financial or business covenants, restrictions on future fundings, rights of first refusal, participation rights, penalties or liquidated damages in the agreement.

Note 10 – Capital Leases, Commitments and Contingencies

ESP Petrochemicals leases certain offices, facilities, equipment, and vehicles under non-cancelable operating and capital leases at various dates through 2015.

At December 31, 2010, future minimum contractual obligations were as follows:

	Capital Leases	Operating Leases
Year ending December 31, 2011	$30,906	$150,000
Year ending December 31, 2012	25,831	150,000
Year ending December 31, 2013	9,413	60,000
Year ending December 31, 2014	9,413	-
Year ending December 31, 2015	8,629	-
Total minimum lease payments	84,192	360,000
Less: amount representing interest	(8,968)	-
Present value of minimum lease payments	$75,224	$-

In March 2008, the Company entered into a five-year commercial lease of a building requiring monthly payments of $8,750. The Company has the option to renew the lease for a subsequent five-year term with monthly rent of $9,500. The Company also has the option to buy the facilities during the second year of the lease for the consideration of $900,000. If the Company elects not to purchase the building during the second year of the lease, it has the option to purchase the building during the remainder of the initial term of the lease for an increased amount.

The landlord agreed to construct a laboratory building on the premises and a tank filling area and the Company agreed to pay the landlord an additional $20,000 at the end of the initial five year lease period if it does not renew the lease for the second five year term. The Company will amortize the additional costs over the initial period of the lease.

In October 2010, the Company entered into a three year commercial lease of a building requiring monthly payments of $3,750.

The Company accrued a liability in the amount of $115,000 at December 31, 2009 as a result of threatened litigation from a third party.On June 2, 2010, the Company reached a settlement agreement with the third party.To settle the litigation, the Company paid $45,000 in cash and1,000,000 shares of ESP’s restricted common stock at a closing price of $0.13 valued at $130,000, and recorded a loss on legal settlement of $60,000 during the year ended December 31, 2010.

A lawsuit has been filed by the Securities Exchange Commission (“SEC”) against the Company’s former CEO (“Mr. Metcalf”), Bozidar “Bob” Vukovich (“ Mr. Vukovich”) andPantera Petroleum (now known as the “ESP Resources Inc.”, or the “Company”) regarding an alleged kickback scheme between Mr. Metcalf and Mr. Vukovich which occurred in 2008.Although the Company was a named party to the lawsuit, the Company does not believe that it will incur any expenses as a result of this lawsuit. The Company has not recorded any liabilities related to this matter in the consolidated financial statements as of December 31, 2010.

Note 11 – Related party transaction

As of December 31, 2010 and December 31, 2009, the Company had balances due to related parties as follows:

	December 31,	December 31,
	2010	2009
Due to ESP Enterprises	$58,139	$58,039
Due to entities owned by President	-	68,500
	$58,139	$126,539

During 2010, the Company reimbursed entities owned by the President by $68,500.

During the year ended December 31, 2009, DDA Corporation LLC, which is wholly owned by the Company’s president, made several advances to the Company totaling $130,000. The advances were unsecured, bore no interest, and were due on demand. On July 1, 2009, the Company issued six convertible notes evidencing the Company’s obligation to repay the advances. The notes bear interest at 5% per year and mature on January 23, 2010.On July 1, 2009, DDA Corporation assigned interest in those notes to third parties. On December 31, 2009, the third parties converted those notes in accordance with their terms and the $146,000 indebtedness in principal and $7,098 accrued interest was thereby satisfied by the issuance of 4,374,244 shares of common stock.

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

During the year ended December 31, 2009, shareholders and management have advanced the company $214,124 for the Company’s expanding operations, and the Company repaid $21,750 in cash due to entities owned by its President. On December 31, 2009, the third party assignees to the promissory notes that were issued to entities owned by President elected to convert the notes to common stock for settlement of the related party payable. The company issued 5,570,032 shares of stock valued $194,951. As a result, the Company evaluated the terms of the notes in accordance with SFAS No. 133, as amended, ASC 815 “ Accounting for Derivative Instruments and Hedging Activities ”, and ASC 815EITF Issue 00-19, “ Accounting for Derivative Financial Instruments to and Potentially Settled in a Company’s Own Stock .” ESP Resources determined that advance from management should be accounted as convertible note and not as a derivative instruments. ESP resources evaluated the conversion feature under EITF 98-5 and EITF 00-27, ASC 470 and determined that a beneficial conversion feature should be recognized and gave rise to a debt discount of $186,000. The $186,000 in debt discounts was accelerated and recorded as interest expense and has been treated as interest expense in the accompanying income statement during the year ended December 31, 2009.

On July 17, 2009, ESP entered into a three year employment agreement with Chris Metcalf to serve as CEO of the Company. Mr. Metcalf received cash compensation of $15,000 per month and normal employee benefits. In addition, he received a one-time grant of 1,500,000 shares of common stock.In August 2010, this employment agreement was terminated.  As a result amounts previously classified as due to related parties are now classified within accrued expenses in the consolidated balance sheets.

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

On June 2, 2010, the Company reached an agreement with former CEO to cancel $130,000 of the Company’s indebtedness which was accounted for as contributed capital in Additional Paid in Capital.

Note 12 – Guarantee liability

On November 3, 2008, ESP provided a guarantee to a director of Aurora and Boreal who loaned $120,000 to Aurora and Boreal. ESP provided this guarantee to encourage the director’s continued employment and commitment to the development of the concessions held by Aurora and Boreal, which the Company believed was vital to the future success of Aurora and Boreal. In the event that Aurora and Boreal did not repay the loan by the due date of June 1, 2009, ESP guaranteed to make the payment in the form of a convertible note due June 1, 2011. The convertible note is non interest bearing and is convertible into common stock of ESP at $1.20 per share. In exchange for issuing the convertible note to the director, ESP will receive the right to receive payments under the director’s note receivable from Aurora and Boreal.

ESP recorded the fair value of the guarantee liability at $48,000, which represented the fair value of the note receivable from Aurora and Boreal which ESP would take over from the director. On June 1, 2009 when Aurora and Boreal did not make the required payments on their notes payable to the director, ESP determined that the value of the guarantee liability should be increased to the full face amount of the guaranteed note of $120,000, resulting in a loss on guarantee liability of $72,000 during the year ended December 31, 2009.

Note 13 – Subsequent Events

During the three months ended March 31, 2011, we received proceeds of $821,000 from the sale of 11,728,570 units in a private placement.  Each unit consists of one share of common stock, one warrant for the purchase of a share of common stock at an exercise price of $0.25 for a period of eighteen months, and one warrant for the purchase of a share of common stock at an exercise price of $0.75 for a period of one year beginning on the first anniversary of the issuance of the warrant.  The warrants were valued using the Black-Scholes option pricing model with the following assumptions:  stock price on the measurement date of $0.12; warrant term of 1 - 2 years; expected volatility of 158%; and discount rate of 0.22%.The proceeds were allocated as follows:

Common stock	$473,717
$0.25 warrant	254,378
$0.75 warrant	92,905
Total proceeds	$821,000

In March 2011, the Company issued 325,000 shares of its common stock to a vendor for services rendered.  The shares were valued at $54,925 and recorded as stock based compensation.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING ANDFINANCIAL DISCLOSURE

The Company did not have any changes in or disagreements with its accountants during the previous two fiscal years ended December 31, 2009 and December 31, 2010.

ITEM 9A. CONTROLS AND PROCEDURES

During 2010 the Company’s continued geographic expansion of operations and limited operational support staff created a material weakness in the system of internal controls. The Company has recently increased the quality and quantity of the operational support staff and is implementing formal control procedures for each of its locations. The chief executive and President believe that, once fully implement, these additional staff and procedures will provide reasonable assurance that the Company’s controls and procedures will meet their objectives.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this annual report, being December 31, 2010, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s President and Chief Executive Officer. Based upon that evaluation, our company’s Chief Executive Officer and President concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

	Position Held		Appointed or
Name	with the Company	Age	Elected
David Dugas	President and Director	54	December 29, 2008
Tony Primeaux	Director	55	December 29, 2008
William M. Cox	Director	51	December 29, 2008
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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2010,, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with, with the exception of the following:

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

Our Code of Business Conduct and Ethics was filed as an exhibit with our annual report on Form 10-KSB filed with the Securities and Exchange Commission on August 28, 2007. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: ESP Resources Inc., of 111 Lions Club Rd., Scott, LA 70503.

Nomination Process

As of December 31, 2010, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

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

We believe that our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have an audit committee because our company believes that the functions of an audit committee can be adequately performed by our board of directors. In addition, we believe that retaining an ndependent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

The particulars of compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended December 31, 2010; and

(c)
up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the year ended December 31, 2010, who we will collectively refer to as the named executive officers of our company for the years ended December 31, 2010 and 2009, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officer, whose total compensation does not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option ($)	Non- Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Chris Metcalf Chief Executive	2010	$127,500	Nil	$-	Nil	Nil	Nil	Nil	$127,500
Officer and Director (1)	2009	$180,000	Nil	$210,000	Nil	Nil	Nil	Nil	$390,000

David Dugas President and	2010	$180,000	Nil	Nil	Nil	Nil	Nil	Nil	$180,000
Director (1)	2009	$180,000	Nil	$350,000	Nil	Nil	Nil	Nil	$530,000

(1) On August 18, 2010, Mr. Chris Metcalf submitted to the Board of Directors of the Company his resignation as an officer, director and any and all other positions of the Company. The resignation of Mr. Metcalf was not the result of any disagreement with the Company on any matter relating to our operations, policies or practices. That same day, the Board of Directors of the Company accepted Mr. Metcalf’s resignation and appointed Mr. David Dugas to serve as the Chief Executive Officer and Chief Financial Officer of the Company

Equity Compensation Plan Information and Stock Options

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT ANDRELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2010, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class (1)

David Dugas 111 Lions Club Road Lafayette, LA 70598	3,500,000	4%

Tony Primeaux 408 Kilbourne Circle Carencro, LA 70520	3,837,700	4.39%

William Cox 1255 Lions Club Rd. Lafayette, LA 70503	235,583	0.27%

Directors and Executive Officers as a Group	7,573,283	8.66%

(1)
Based on 87,488,478 shares of common stock issued and outstanding as of December 31, 2010. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.

Change in Control

We are not aware of any arrangement that might result in a change in control of our company in the future.

Equity Plan Compensation Information

Our company does not currently have a stock option plan or other form of equity plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as described below, no director, executive officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, during the year ended December 31, 2010, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

During 2010, the Company reimbursed entities owned by the President by $68,500.

During the year ended December 31, 2009, DDA Corporation LLC, which is wholly owned by the Company’s president, made several advances to the Company totaling $130,000. The advances were unsecured, bore no interest, and were due on demand. On July 1, 2009, the Company issued six convertible notes evidencing the Company’s obligation to repay the advances. The notes bore interest at 5% per year and were to mature on January 23, 2010. On July 1, 2009, DDA Corporation assigned its interest in those notes to various third parties. On December 31, 2009, the third parties converted those notes in accordance with their terms and the $146,000 indebtedness in principal and $7098 accrued interest was thereby satisfied by the issuance of 4,374,244 shares of common stock.

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

During the year ended December 31, 2009, shareholders and management have advanced the company $214,624 for the Company’s expanding operations, and the Company repaid $21,750 in cash due to entities owned by its President. On December 31, 2009, the third party assignees to the promissory notes that were issued to entities owned by President elected to convert the notes to common stock for settlement of the related party payable. The company issued 5,570,032 shares of stock valued $194,951. As a result, the Company recorded a discount of $186,000 with a corresponding increase in equity and $186,000 has been treated as interest expense in the accompanying income statement.

On July 17, 2009, ESP entered into a three year employment agreement with Chris Metcalf to serve as CEO of the Company. Under the agreement Mr. Metcalf would receive cash compensation of $15,000 per month and normal employee benefits. In addition, he received a one-time grant of 1,500,000 shares of common stock which are fully vested.This agreement was terminated during 2010.

On July 17, 2009, ESP entered into a three year employment agreement with David Dugas to serve as President of the Company. Mr. Dugas will receive cash compensation of $15,000 per month and normal employee benefits. In addition, he received a one-time grant of 1,500,000 shares of common stock, which are fully vested.

On July 17, 2009, ESP entered into a three year employment agreement with Tony Primeaux to serve as President of ESP Petrochemicals. Mr. Primeaux will receive cash compensation of $10,000 per month and normal employee benefits. In addition, he received a one-time grant of 750,000 shares of common stock, which are fully vested.

Corporate Governance

We currently act with three directors consisting of David Dugas, Tony Primeaux and William M. Cox. Willaim M. Cox is considered an “independent director” as defined by Rule 5605(a)(2) of The NASDAQ Listing Rules.

We do not have a standing audit, compensation or nominating committee, but our entire board of directors acts in such capacities. We believe that the members of our board of directors are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have a standing audit, compensation or nominating committee because we believe that the functions of such committees can be adequately performed by the board of directors. In addition, we believe that retaining one or more additional directors who would qualify as independent as defined in Rule 4200(a)(15) of the Rules of Nasdaq Marketplace Rules would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact the we have not generated any revenues from operations to date.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed or to be billed by MaloneBailey, LLP, for professional services rendered for the audit of our annual financial statements included in our annual report on Form 10-K for 2009 is $80,000 and for 2010 is $77,525.

Audit Related Fees

The aggregate fees billed or to be billed by MaloneBailey, LLP, for professional services rendered for the audit related fees for 2009 is $0 and for 2010 is $4,590.

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

The board of directors has considered the nature and amount of the fees billed by Malone & Bailey, and believes that the provision of the services for activities unrelated to the audit is compatible with maintaining the independence of the firm.

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
David Dugas
Chief Executive Officer, President and Director (Principal Executive Officer and Principal Financial Officer)

Date: March 31, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ David Dugas
David Dugas
President and Director

Date: March 31, 2011

By:	/s/ Tony Primeaux
Tony Primeaux
Director

Date: March 31, 2011

By:	/s/ William M Cox
William M. Cox
Director

Date: March 31, 2011