Form 10-Q
period 2011-03-31
ESP Resources, Inc.
filed 2011-05-16
CIK 1346526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 000-52506

ESP RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0440762
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

111 Lions Club Road, Scott LA 70583
(Address of principal executive offices) (Zip Code)

(337) 706-7056 (337) 706-7056
(Issuer’s telephone number)
______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non- accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company.)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 99,893,267 common shares issued and outstanding as of May 12, 2011.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

It is the opinion of management that the interim financial statements for the quarter ended March 31, 2011 include all adjustments necessary in order to ensure that the interim financial statements are not misleading.

ESP Resources, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2011	2010
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$394,983	$531,290
Restricted cash	68,816	77,434
Accounts receivable, net	1,325,245	1,580,151
Inventories, net	916,079	731,032
Prepaid expenses and other current assets	125,632	157,356

Total current assets	2,830,755	3,077,263

Property and equipment, net of accumulated depreciation of $465,171 and $419,027, respectively	1,440,358	1,024,123
Intangible assets, net of amortization of $246,627 and $214,186, respectively	655,049	700,784
Other assets	46,622	43,731

Total assets	$4,972,784	$4,845,901

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,111,020	$1,252,787
Factoring payable	683,279	749,586
Accrued expenses	371,076	436,321
Due to related parties	67,135	58,139
Guarantee liability	120,000	120,000
Current maturities of long-term debt	365,075	357,696
Current portion of capital lease obligation	28,018	28,281

Total current liabilities	2,745,603	3,002,810

Long-term debt (less current maturities)	695,920	484,817
Capital lease obligations (less current maturities)	41,900	46,943
Contingent consideration payable for acquisition of Turf	350,000	350,000
Deferred lease cost	28,000	29,000

Total liabilities	3,861,423	3,913,570

STOCKHOLDERS' EQUITY
Common stock - $0.001 par value, 1,200,000,000 shares authorized, 99,699,271 and 87,488,558 shares issued and outstanding, respectively	99,700	87,489
Additional paid-in capital	12,029,071	11,022,788
Subscription receivable	(26,000)	(26,000)
Accumulated deficit	(10,991,410)	(10,151,946)

Total stockholders' equity	1,111,361	932,331

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,972,784	$4,845,901

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

ESP Resources, Inc.
Condensed Consolidated Statements of Operations
For the Three Months Ended March 31, 2011 and 2010
(Unaudited)

	Three months ended March 31
	2011	2010
SALES, NET	$1,815,156	$1,015,576
COST OF GOODS SOLD	1,027,991	552,993

GROSS PROFIT	787,165	462,583

General and administrative	1,416,365	709,501
Depreciation and amortization	128,453	75,502

LOSS FROM OPERATIONS	(757,653)	(322,420)

OTHER EXPENSE
Interest expense	(36,263)	(88,228)
Factoring fees	(46,814)	(19,352)
Other income	1,232	3,000
Interest income	34	15
Total other expense	(81,811)	(104,565)

NET LOSS	$(839,464)	$(426,985)

NET LOSS PER SHARE (basic and diluted)	$(0.01)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING	89,759,155	51,962,821

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

ESP Resources, Inc.
Condensed Statement of Stockholders’ Equity
For the three months ended March 31, 2010
(Unaudited)

	Common stock			Subscription	Accumulated
	Number	Par Value	APIC	Receivable	Deficit	Total
Balance, December 31, 2010	87,488,558	$87,489	$11,022,788	$(26,000)	$(10,151,946)	$932,331

Stock based compensation			201,305	-	-	201,305

Shares issued in connection with accounts payable conversion	325,000	325	51,425	-	-	51,750

Shares issued with private placement	11,885,713	11,886	753,553	-	-	765,439

Net loss	-	-	-	-	(839,464)	(839,464)

Balance, March 31, 2011	99,699,271	99,700	12,029,071	(26,000)	(10,991,410)	1,111,361

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

ESP Resources, Inc.
Condensed Consolidated Statements of Cash Flow
For the Three Months Ended March 31, 2011 and 2010
(Unaudited)

	For the three months ended
	March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(839,464)	$(426,985)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization, including amounts included in cost of goods sold	127,453	85,700
Stock based compensation	201,305	160,139
Amortization of discount on debt	-	75,000
Changes in operating assets and liabilities:
Accounts receivable	254,906	12,304
Inventory	(185,047)	(175,432)
Prepaid expenses and other current assets	31,724	40,679
Other assets	(2,887)	1,036
Accounts payable	(141,767)	154,725
Accrued expenses	(13,495)	6,751
Due to related parties	8,996	78,374

CASH PROVIDED (USED) IN OPERATING ACTIVITIES	(558,276)	12,291

CASH FLOWS FROM INVESTING ACTIVITIES
Restricted cash	8,618	(1,422)
Cash payment for acquisition of Turf	-	(263,700)
Purchase of fixed assets	(206,503)	(53,111)

CASH USED IN INVESTING ACTIVITIES	(197,885)	(318,233)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long term debt	(73,972)	(83,444)
Repayment of capital leases	(5,306)	(3,734)
Net factoring advances	(66,307)	19,928
Repayments of loans from related parties	-	(28,942)
Proceeds from sales of units in private placement	765,439	564,499

CASH PROVIDED BY FINANCING ACTIVITIES	619,854	468,307

NET INCREASE IN CASH	(136,307)	162,365
CASH AT BEGINNING OF PERIOD	531,290	25,107

CASH AT END OF PERIOD	$394,983	$187,472

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$18,325	$-
Non-cash investing and financing transactions:
Turf advances for payment of insurance financing	$-	$20,999
Notes issued for purchase of property and equipment	330,856	49,594
Stock issued for accounts payable conversion	51,750	-
Guarantee Liability	-	48,000
Placement agent warrant at fair value for private placement	239,847	-

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

ESP Resources, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2011

Note 1 – Basis of Presentation, Nature of Operations and Significant Accounting Policies

Basis of Presentation
ESP Resources, Inc. (“ESP Resources”, and collectively with its subsidiaries, the “Company”) was incorporated in the State of Nevada on October 27, 2004.  The accompanying unaudited condensed consolidated financial statements include the accounts of ESP Resources, Inc. and its wholly owned subsidiaries, ESP Petrochemicals, Inc. (“ESP Petrochemicals”) and ESP Resources, Inc. of Delaware (“ESP Delaware”).  ESP Petrochemicals also owns certain assets and liabilities of Turf Chemistry Inc. (“Turf”), a Texas corporation.  All significant inter-company balances and transactions have been eliminated in the consolidation.  The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America.

Use of Estimates
The preparation of the unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Interim Financial Statements
The condensed unaudited consolidated financial statements presented herein have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) and the accounting policies set forth in its audited consolidated financial statements for the period ended December 31, 2010 as filed with the Securities and Exchange Commission (the “SEC”) in the Company’s Annual Report on Form 10-K and should be read in conjunction with the notes thereto.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented.  Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  The results of operations presented for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the year.  These condensed consolidated financial statements should be read in connection with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Concentrations
The Company has four major customers that together account for 60% of accounts receivable at March 31, 2011 and four major customers that together account for 57% of the total revenues earned for the three months ended March 31, 2011 as follows:

	Accounts Receivable	Revenue
Customer A	30%	27%
Customer B	16%	17%
Customer C	10%	2%
Customer D	4%	11%
Totals:	60%	57%

The Company has two vendors that accounted for 19% of purchases and 28% of the ending accounts payable at March 31, 2011 as follows:

	Accounts Payable	Purchases
Vendor A	21%	12%
Vendor B	7%	7%
Totals:	28%	19%

Revenue and Cost Recognition
The Company, through its wholly owned subsidiary, ESP Petrochemicals, is a custom formulator of petrochemicals for the oil & gas industry.  Since the products are specific to each location, the receipt of an order or purchase order starts the production process.  Once the blending takes place, the order is delivered to the land site or dock.  When the containers of blended petrochemicals are off-loaded at the dock, or they are stored on the land site, a delivery ticket is obtained, an invoice is generated and Company recognizes revenue.  The invoice is generated based on the credit agreement with the customer at the agreed-upon price.

Revenue is recognized when title and risk of loss have transferred to the customer and when contractual terms have been fulfilled.  Transfer of title and risk of loss occurs when the product is delivered in accordance with the contractual shipping terms, generally to a land site or dock.  Revenue is recognized based on the credit agreement with the customer at the agreed upon price.

Rent
On February 28, 2011 the Company canceled its lease for its Southeast Texas facility and initiated a new lease for approximately 6,000 square feet of office and warehouse space for its Southeast Texas facility. The lease is $2,400 per month with an initial term of 3 years.

Basic and Diluted Loss Per Share
Basic and diluted earnings or loss per share (EPS) amounts in the consolidated financial statements are computed in accordance SFAS No. 128, ASC 260 – 10 “Earnings per Share”, which establishes the requirements for presenting EPS.  Basic EPS is based on the weighted average number of common shares outstanding.  Diluted EPS is based on the weighted average number of common shares outstanding and dilutive common stock equivalents.  Basic EPS is computed by dividing net income or loss available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period.  Potentially dilutive securities were excluded from the calculation of diluted loss per share, because their effect would be anti-dilutive.

Accounts Receivable and Allowance for Doubtful Accounts
The Company generally does not require collateral, and the majority of its trade receivables are unsecured.  The Company’s credit terms generally require payment within 30 days from the date of the sale.  The carrying amount for accounts receivable approximates fair value.

Accounts receivable consisted of the following as of March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
Trade receivables	$1,334,245	$1,616,477
Less: Allowance for doubtful accounts	9,000	36,326
Net accounts receivable	$1,325,245	$1,580,151

Purchase of Turf Chemistry, Inc by ESP Resources on November 1, 2009
On November 1, 2009, ESP Resources purchased certain assets and liabilities of Turf Chemistry Inc. (“Turf”), a Texas corporation.  The assets and liabilities acquired related to Turf’s activities in the United States.  Turf operates in the same industry as ESP Resources and ESP Petrochemicals.  The details of the acquisition were disclosed in the Form 10K for December 31, 2010.

As part of the acquisition agreement, there was an earn-out provision that required ESP Resources to issue additional common shares if Turf meets certain sale targets for the periods from January 1, 2010 to December 31, 2012.  The Company estimated the fair value of the earn-out provision to be $350,000 at acquisition date and recorded it as contingent liability as of December 31, 2009.

The minimum sale target for the period January 1, 2011 through December 31, 2011 was $456,000.  As of March 31, 2011, Turf has not reached the target and the contingent liability remained at $350,000.

Intangible assets
Intangible assets relate to the customer list acquired with the acquisition of Turf described above.  Intangible assets are being amortized over their estimated life of five years.  The Company recognized amortization expense of $45,735 for the three months ended March 31, 2011 and 2010.

Recently Issued Accounting Pronouncements
The Company does not expect that the adoption of recently issued accounting pronouncements will have a material impact on its financial position, results of operations, or cash flows.

Note 2 – Going Concern

The Company has net losses for the three months ended March 31, 2011 as well as negative cash flows from operations.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  The unaudited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  The Company's ability to continue operations will likely require additional capital.  This condition raises substantial doubt about the Company’s ability to continue as a going concern.  We expect cash flows from operating activities to improve, primarily as a result of an increase in revenue, although there can be no assurance thereof.  The accompanying unaudited consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.  If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans.

Note 3 – Inventory

Inventory represents raw and blended chemicals and other items valued at the lower of cost or market with cost determined using the first-in first-out method, and with market defined as the lower of replacement cost or realizable value.  Inventory consisted of the following as March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
Raw materials	$703,085	$536,351
Finished goods	212,079	194,681
Total inventory	$916,079	$731,032

Note 4 – Long-Term Debt

On February 15, 2011, the Company purchased certain vehicles by issuing debt of $102,402 with an annual interest rate of 7.9% and a term of 48 months.  On March 11, 2011 the Company purchased certain vehicles by issuing debt of $166,387 with an implied interest rate of 3.0% and a term of 48 months.  On March 15, 2011 the Company purchased a vehicle by issuing debt of $62,067 with an implied interest rate of 3.0% and a term of 60 months.

Note 5 – Stockholders’ Equity

Private Placement
During the three months ended March 31, 2011, we received proceeds of $765,439, net of $66,561 placement costs, from the sale of 11,885,713 units in a private placement.  Each unit consisted of one share of common stock, one warrant for the purchase of a share of common stock at an exercise price of $0.25 for a period of eighteen months, and one warrant for the purchase of a share of common stock at an exercise price of $0.75 for a period of one year beginning on the first anniversary of the issuance of the warrant.  The warrants were valued using the Black-Scholes option pricing model with the following assumptions:  stock price on the measurement date of $0.05-$0.17; warrant term of 1-2 years; expected volatility of 156%-158% and discount rate of .33%-2.61%. We issued finder fee warrants of 1,721,905 with a fair value of $239,847, These warrants have an exercise price of $0.0735 and a term of 3 years.  The warrants were valued using the Black-Scholes option pricing model with the following assumptions:  stock price on the measurement date of $0.12; warrant term of 1 - 2 years; expected volatility of 158%; and discount rate of 0.22%.  The proceeds were allocated as follows:

Common stock	$518,121
$0.25 warrant	212,266
$0.75 warrant	101,613
Total Proceeds	$832,000

Common stock issued for services
In March 2011, the Company issued 325,000 shares of its common stock to a vendor for services rendered.  The shares were valued at $51,750 and recorded as a release of the company’s accounts payable

In May 2010, the Company issued a total of 8,500,000 shares of common stock for services.  The shares were valued at $0.09, the trading price of the Company’s stock on the grant date, and have a fair value of $765,000.  These shares vest over the service period of 3 years.  The Company has recognized compensation expense of $64,274 on these shares as of March 31, 2011.  The fair value of the unvested shares is $541,438 as of March 31, 2011.

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

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)
Outstanding at December 31, 2010	12,000,000	$0.15	9.98
Granted	-	-	-
Exercised	-	-	-
Expired/Forfeited	-	-	-
Outstanding at March 31, 2011	12,000,000	$0.15	9.98
Exercisable at March 31, 2011	4,000,000	$0.15	9.98

The 12,000,000 options that were granted had a weighted average grant-date fair value of $0.11 per share.  During the three months ended March 31, 2011, the Company recognized stock-based compensation expense of $137,031 related to stock options.  As of March 31, 2011, there was approximately $573,223 of total unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a weighted-average period of approximately 1.98 years.  The intrinsic value of these options was $0 at March 31, 2011.  The fair value of the options granted during the period ended March 31, 2011 was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

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

LPC Agreement
On September 16, 2010, the Company signed a $5 million purchase agreement with Lincoln Park Capital Fund, LLC (“LPC”), an Illinois limited liability company.  Upon signing the agreement, we received $100,000 from LPC as an initial purchase under the $5 million commitment in exchange for 666,667 shares of our common stock and warrants to purchase 666,667 shares of our common stock at an exercise price of $0.20 per share.  The Company also issued 1,181,102 of shares of common stock as a commitment fee valued at $159,449.

The Company also entered into a registration rights agreement with LPC whereby the Company agreed to file a registration statement related to the transaction with the U.S. Securities & Exchange Commission (“SEC”) covering the shares that may be issued to LPC under the purchase agreement.  After the SEC had declared effective the registration statement related to the transaction on December 22, 2010, the Company has the right, in its sole discretion, over a 30-month period to sell its shares of common stock to LPC in amounts up to $500,000 per sale, depending on certain conditions as set forth in the purchase agreement, up to the aggregate commitment of $5 million.

There are no upper limits to the price LPC may pay to purchase the Company’s common stock.  The purchase price of the shares related to the $4.9 million of future funding will be based on the prevailing market prices of the Company’s shares immediately preceding the time of sales without any fixed discount, and the Company will control the timing and amount of any future sales of shares to LPC.  LPC shall not have the right or the obligation to purchase any shares of common stock on any business day that the price of ESP common stock is below $0.10.  In addition, the Company will issue to LPC up to 1,181,102 shares pro rata as LPC purchases the remaining $4.9 million as additional consideration for entering into the purchase agreement.  The purchase agreement may be terminated by the Company at any time at the Company’s discretion without any cost to the Company.  Except for a limitation on variable priced financings, there are no financial or business covenants, restrictions on future fundings, rights of first refusal, participation rights, penalties or liquidated damages in the agreement.

Note 6 – Related Party Transactions

As of December 31, 2010, ESP owed shareholders and management a total of $58,139.  During the three months ended March 31, 2011, the Company accrued additional salaries totaling $6,456 and had unreimbursed expenses totaling $2,540.  As of March 31, 2011 and December 31, 2010, the Company had balances due to related parties as follows:

	March 31, 2011	December 31, 2010
Due to CEO	$8,996	$-
Due to ESP Enterprises	58,139	58,139
Totals	$67,135	$58,139

Note 7 – Subsequent Events

On April 20, 2011, pursuant to the LPC agreement described herein, the Company delivered a regular purchase notice to LPC to purchase $25,000 of the Company’s common stock, or 193,996 shares.  Subsequent to this transaction, there are remaining 14,812,030 additional shares that the Company may sell to LPC, 1,181,102 shares already issued as a commitment fee, and 1,175,076 additional commitment shares that the Company may issue on a pro rata basis as up to an additional $4,875,000 of the Company’s stock is purchased by LPC.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in Section 27A of the United States Securities Act of 1933 and Section 21E of the United States Securities Exchange Act of 1934.  These statements relate to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” in the Company’s Form 10-K, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Financial information contained in this quarterly report is prepared in accordance with United States generally accepted accounting principles.  The following discussion should be read in conjunction with our audited consolidated financial results on Form 10-K for December 31, 2010 and the related notes that appear elsewhere in this quarterly report.  As used in this quarterly report, and unless otherwise indicated, the terms “we”, “us” and “our” mean ESP Resources, Inc., unless otherwise indicated.

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

Our Business
We are a custom formulator of specialty chemicals for the energy industry through our wholly owned subsidiary, ESP Petrochemicals, Inc. (“ESP Petrochemicals”). ESP Petrochemicals’ more specific mission is to provide applications of surface chemistry to service all facets of the fossil energy business via a high level of innovation.  We focus our efforts on solving problems in a highly complex integration of processes to achieve the highest level of quality petroleum output.  Listening to our customers with their changing demands and applying its skills as chemical formulators enables us to measure our success in this endeavor.

We act as manufacturer, distributor and marketer of specialty chemicals and supply specialty chemicals for a variety of oil field applications including separating suspended water and other contaminants from crude oil, pumping enhancement, and cleaning, as well as a variety of fluids and additives used in the drilling and production process.  At each drilling site or well that is in production, there exist a number of factors that make each site unique.  These include the depth of the producing formation, the bottom-hole temperature of the producing well, the size of the well head through which the producing fluids flow, the size and pressure ratings of the production equipment, including the separators, heater-treaters, compression equipment, size of production tubulars in the wellbore, size of the storage tanks on the customers location, and pressure ratings of the sales lines for the oil and gas products.  Wells that are operating short distances from each other in the same field can have very different characteristics.  This variance in operating conditions, chemical makeup of the oil, and the usage of diverse equipment requires a very specific chemical blend to be used if maximum drilling and production well performance is to be attained.

Principal Products
We currently offer production chemicals, drilling chemicals, waste remediation chemicals, cleaners and waste treatment chemicals as follows:

•	Surfactants that are highly effective in treating production and injection problems at the customer well- head
•	Well completion and work-over chemicals that maximize productivity from new and existing wells
•	Bactericides that kill water borne bacterial growth, thus preventing corrosion and plugging of the customer well-head and flowline
•	Scale compounds that prevent or treat scale deposits
•	Corrosion inhibitors, which are organic compounds that form a protective film on metal surfaces to insulate the metal from its corrosive environment
•	Antifoams that provide safe economic means of controlling foaming problems
•	Emulsion breakers, which are chemicals specially formulated for crude oils containing produced waters
•	Paraffin chemicals that inhibit and/or dissolve paraffin to prevent buildup (their effectiveness is not diminished when used in conjunction with other chemicals)
•	Water clarifiers that solve any and all of the problems associated with purifying effluent water, improve appearance

Distribution Methods
Our first goal is to solve the customer’s problem at the well and optimize drilling or production, and secondly, the sale of product.  Typically, our team may gather information at a well site and enter this data into the analytical system at our labs in Lafayette, Louisiana.  The system provides testing parameters and reproduces conditions at the wellhead.  This allows our technical team and chemists to design and test a new chemical blend in a very short time.  In many cases, a new blend may be in service at the well in as little as 24 hours.

Once the chemical blend has been formulated and decided, the chemical is placed in service at the wellhead of the customer by delivering a storage tank, called a “day tank”, at the customer’s well-site location and filling the tank with the custom blended chemical.  The tank is tied to a pressure pump that provides the pumping capacity to deliver the chemical into the wellhead for the customer.  This unique process shortens the chemical development time frame from what might have been as long as two months or more to a few days or hours.  The exceptional service, response times and chemical products that the Company is able to provide its customers is a differentiating factor within the industry.

Competition
Currently, the market distribution is shared by very few large participants, namely, Baker Petrolite, Nalco, and Champion Technologies, Inc.  There are several small to medium sized businesses that are regionally located.  The area of biggest growth in the specialty chemical market is in the area of “Production Treatment Chemicals.”  To be competitive in the industry, we will need to continually enhance and update our technology.  We have allocated funds to research and development of new technologies to maintain the efficacy of our technology and our ability to compete so that we can continue to grow our business.

Our strategy for surpassing the competition is to provide better service and response times combined with superior chemical solutions that can be translated into savings for our customers.  We believe that we are able to solve these problems due to the following competitive advantages:

•	Personalized service;
•	Expedited field analysis; and
•	Convenience and access to the best available market rates and products that we can produce and identify that are currently offered by our suppliers for our customers.

Additionally, new companies are constantly entering the market.  This growth and fragmentation could also have a negative impact on our ability to obtain additional market share.  Larger companies which have been engaged in this business for substantially longer periods of time may have access to greater financial and other resources.  These companies may have greater success in recruiting and retaining qualified employees in specialty chemical manufacturing and marketing, which may give them a competitive advantage.

Government Approval and Regulation
We are subject to federal, state and local environmental laws, rules, regulations, and ordinances, including those concerning emissions and discharges, and the generation, handling, storage, transportation, treatment, disposal and import and export of hazardous materials.  We do not anticipate having to expend significant resources to comply with any governmental regulations applicable to our operations.

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

Three month period ended March 31, 2011 compared to three month periods ended March 31, 2010

The following table summarizes the results of our operations during the three months ended March 31, 2011 and 2010, and provides information regarding the dollar and percentage increase or (decrease) from 2010 to 2011.

	Three months ended March 31,		$ Increase	% Increase
	2011	2010	(Decrease)	(Decrease)
Sales	$1,815,156	1,015,576	699,580	69%
Cost of goods sold	1,027,991	552,993	474,998	86%
Gross profit	787,165	462,583	324,582	70%
Total general and administrative expenses	1,416,365	709,501	706,864	100%
Depreciation and amortization expense	128,453	75,502	52,951	7	0%
Loss from operations	(757,653)	(322,420)	(435,233)	135%
Total other income (expense)	(81,811)	(104,585)	22,754	(22	% )
Net loss	(839,464)	(426,985)	(412,479)	97%

Sales
Sales revenue increased by $699,580 for the three months ended March 31, 2011, compared to the same period in 2010.  The increase was due to several factors including the expanded customer base from increased sales coverage in the Southern Louisiana, South Texas, East Texas and Arkansas regions.  We hired additional field service technicians in the South Texas and Arkansas regions in previous quarters and their sales contacts resulted in a direct increase in sales volumes from these regions.  We increased sales volume to several of our existing customers through supply of additional petrochemical products at our customer well-sites.

Cost of goods sold and gross profit
Cost of goods sold increased by $474,998, or 86%, and gross profit increased by $324,582, or 70%, for the three months ended March 31, 2011, compared to the same period in 2010.  Gross profit as a percentage of revenue was 43% for the three months ended March 31, 2011 and 46% for the three months ended March 31, 2010.  The decrease was the result of significantly increased equipment sales at new wells for several of the Company’s customers which have a lower margin than the our custom designed chemical sales.

General and administrative expenses
General and administrative expenses increased by $706,864 for the three months ended March 31, 2011.  The increase in general and administrative expenses was primarily due to the increase in staff and additions of new facilities in our Longview, Texas and Guy, Arkansas regions.  The Company’s personnel level increased from nineteen (19) employees in 2010 to twenty-seven (27) employees in 2011 to accommodate the increase in sales.  The stock based compensation included in the general and administrative expenses was $201,305 for the three months ended March 31, 2011, as compared to $160,139 for the same period in 2010 which includes amortization stock given in May 2010 of $64,273.

Net loss
Our net loss increased to $839,464 for the three months ended March 31, 2011, compared to a loss of $426,985 for the same period in 2010.  The primary reason for the increase in the net loss was due to an increase in general and administrative expenses as we continue expanding our sales regions coverage and the expansion of additional infrastructure to support higher levels of sales in future periods.

Modified EBITDA
Modified Earnings before interest, taxes, depreciation amortization and stock based compensation (“Modified EBITDA”) are a non-GAAP financial measure.  We use Modified EBITDA as an unaudited supplemental financial measure to assess the financial performance of our assets without regard to financing methods, capital structures, taxes or historical cost basis; our liquidity and operating performance over time in relation to other companies that own similar assets and that we believe calculate Modified EBITDA in a similar manner; and the ability of our assets to generate cash sufficient for us to pay potential interest costs.  We also understand that such data are used by investors to assess our performance.  However, the term Modified EBITDA is not defined under generally accepted accounting principles and Modified EBITDA is not a measure of operating income, operating performance or liquidity presented in accordance with generally accepted accounting principles.  When assessing our operating performance or liquidity, investors should not consider this data in isolation or as a substitute for net income, cash flow from operating activities, or other cash flow data calculated in accordance with generally accepted accounting principles.  Modified EBITDA for the three months ended March 31, 2011 was $(427,663) compared to ($73,581) for the same period in 2010, an increase of $354,082.

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Net loss	$(839,464)	$(426,985)
Add back interest expense, net of interest income	83,043	107,565
Add back depreciation and amortization	127,453	85,700
Add back stock based compensation	201,305	160,139
EBITDA	$(427,663)	$(73,581)

Cash Flow Used by Operating Activities
Operating activities used cash of $558,276 for the three months ended March 31, 2011, compared to providing $12,291 for the three months ended March 31, 2010.  The increase in cash used during the three months ended March 31, 2011 was primarily due to an increase in chemical inventory to service the increased sales and the net loss.

Cash Flow Used in Investing Activities
Investing activities used cash of $197,885 for the three month period ended March 31, 2011 compared to using $318,233 for the three month period ended March 31, 2010.  The cash used in investing activities was a result of the cash used for the acquisition of new delivery and field service vehicles and the purchase of additional field equipment including storage tanks, containment storage devices, and chemical delivery pumps in 2011.

Cash Flow Provided by Financing Activities
Financing activities generated cash of $619,854 for the three month period ended March 31, 2011 compared to generating $468,307 for the three month period ended March 31, 2010.  The increase in cash generated from financing activities during the three months ended March 31, 2011, was a result of proceeds from the sales of units in a private placement of $765,432, net of fees and borrowing to acquire new vehicles.

Liquidity and Capital Resources
As of March 31, 2011, our total assets were $4,972,784 and our total liabilities were $3,861,423. We had cash of $394,983, current assets of $2,830,755, and current liabilities of $2,745,603 as of March 31, 2011.  We had positive working capital of $85,152 on that date.  We will require additional funds to implement our growth strategy.  To date, we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements.  We expect this situation to continue for the foreseeable future.  We anticipate that we will have negative cash flows during the next twelve months.  Funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares.  There is still no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock.  Further, we may continue to be unprofitable.

Working Capital
We estimate that our general operating expenses for the next twelve month period will remain at their current levels of 2011 for professional and consulting fees, salaries, travel, telephone, office and warehouse rent, and ongoing legal, accounting, and audit expenses to comply with our reporting responsibilities as a public company under the United States Exchange Act of 1934, as amended.  Any increase in general operating expenses will be due to increases in field operating personnel as the demands from current and new customers increase.  Specifically, we expect to continue to increase the size of our operating personnel during 2011 as we increase our presence in the East and South Texas regions as well as expansion plans in place for increases in sales in the Southeast Oklahoma and Arkansas regions.

Cash Requirements
Our plan of operations for the next 12 months involves the growth of our petrochemical business through the expansion of regional sales, and the research and development of new chemical and analytical services in areas of waste remediation, water treatment and specialty biodegradable cleaning compounds.  As of March 31, 2011, our company had cash of $394,983 and a working capital of $85,452.

We incurred a net loss of $839,464 for the three months ended March 31, 2011.  We estimate that our needs for additional capital for the next twelve month period to be $3,000,000.  However, if our operating expenses or capital expenditures exceed estimates, we will require additional monies during the next twelve months to execute our business plan.  To date, we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements.  We expect this situation to continue for the foreseeable future.  There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates.  These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares.  There is still no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock.  Further, we may continue to be unprofitable in the foreseeable future.

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

We have historically incurred losses and through March 31, 2011, we have incurred losses of $10,991,410 since our inception.  Because of these historical losses, we will require additional working capital to develop our business operations.  We intend to raise additional working capital through private placements, public offerings, bank financing and/or advances from related parties or shareholder loans.

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

Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operation are based upon the condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  Preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.  There have been no changes to our critical accounting policies from those described in our annual report on Form 10-K for the year ended December 31, 2010.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4T.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report, being March 31, 2011, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s President and Chief Executive Officer.  Based upon that evaluation, our company’s President and Chief Executive Officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report.  There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

ITEM 1.  LEGAL PROCEEDINGS

Not applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

For the three months ended March 31, 2011, the Company received proceeds of $765,439 from sales of 11,507,155 units in a private placement.  Each unit consisted of one share of common stock, one warrant for the purchase of share of common stock at an exercise price of $0.25 for a period of one year, and a warrant for the purchase of a share of common stock at an exercise price of $0.75 for a period of one year beginning on the first anniversary of the issuance of the warrant.  Each purchaser of the Securities represented to the Company that such purchaser is an “accredited investor” within the meaning of Rule 501 of Regulation D.  The Company sold these unregistered securities in accordance with Rule 506 of Regulation D under the Securities Act of 1933, as amended.  Proceeds were used for working capital to fund continuing operations.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  (REMOVED AND RESERVED)

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

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

ESP RESOURCES, INC.

Date: May 16, 2011	By:	/s/ David Dugas
David Dugas
Chief Executive Officer and Director
(Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

ESP RESOURCES, INC.

Date: May 16, 2011	By:	/s/ David Dugas
David Dugas
Chief Executive Officer and Director
(Principal Executive Officer and Principal Financial Officer)

Date: May 16, 2011	By:	/s/ Tony Primeaux
Tony Primeaux
Director

Date: May 16, 2011	By:	/s/ William M Cox
William M. Cox
Director