Form 10-Q
period 2011-06-30
ESP Resources, Inc.
filed 2011-08-15
CIK 1346526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company.)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☑

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 103,819,378 common shares issued and outstanding as of August 12, 2011.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

It is the opinion of management that the interim financial statements for the quarter ended June 30, 2011 includes all adjustments necessary in order to ensure that the interim financial statements are not misleading.

ESP Resources, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30, 2011	December 31, 2010
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$271,911	$531,290
Restricted cash	132,438	77,434
Accounts receivable, net	1,847,358	1,580,151
Inventories, net	1,224,197	731,032
Prepaid expenses and other current assets	125,578	157,356

Total current assets	3,601,482	3,077,263

Property and equipment, net of accumulated depreciation of $565,820 and $419,027, respectively	1,841,799	1,024,123
Intangible assets, net of amortization of $274,410 and $214,186, respectively	610,070	700,784
Other assets	27,541	43,731

Total assets	$6,080,892	$4,845,901

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,372,724	$1,252,787
Factoring payable	1,305,433	749,586
Accrued expenses	433,902	436,321
Due to related parties	58,139	58,139
Guarantee liability	131,437	120,000
Due to Turf shareholders for acquisition	-	-
Current maturities of long-term debt	354,449	357,696
Current portion of capital lease obligation	85,324	28,281

Total current liabilities	3,741,408	3,002,810

Long-term debt (less current maturities)	824,950	484,817
Capital lease obligations (less current maturities)	159,068	46,943
Contingent consideration payable for acquisition of Turf	350,000	350,000
Deferred lease cost	27,000	29,000

Total liabilities	5,102,426	3,913,570

STOCKHOLDERS' EQUITY
Common stock - $0.001 par value, 1,200,000,000 shares authorized, 103,058,267 and 87,488,558 shares issued and outstanding, respectively	103,059	87,489
Additional paid-in capital	13,072,544	11,022,788
Subscription receivable	(1,000)	(26,000)
Accumulated deficit	(12,196,137)	(10,151,946)

Total stockholders' equity	978,466	932,331

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,080,892	$4,845,901

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

ESP Resources, Inc.
Condensed Consolidated Statements of Operations
For the six and three months ended June 30, 2011 and 2010
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

SALES, NET	$2,295,065	$1,303,070	$4,110,221	$2,318,646
COST OF GOODS SOLD	889,999	409,048	1,917,990	962,041

GROSS PROFIT	1,405,066	894,022	2,192,231	1,356,605

General and administrative	2,354,839	1,233,821	3,771,203	1,943,188
Depreciation and amortization	162,176	79,599	290,628	155,235

LOSS FROM OPERATIONS	(1,111,949)	(419,398)	(1,869,600)	(741,818)

OTHER EXPENSE
Interest expense	(42,028)	(19,407)	(78,291)	(107,635)
Factoring fees	(42,678)	(35,127)	(89,492)	(54,479)
Other income	-	-	1,232	3,000
Interest income	23	18	56	33
Loss on legal settlement	-	(60,000)	-	(60,000)
Other expense	(8,096)	-	(8,096)	-

Total other expense	(92,779)	(114,516)	(174,591)	(219,081)

NET LOSS	$(1,204,728)	$(533,914)	$(2,044,191)	$(960,899)

NET LOSS PER SHARE (basic and diluted)	$(0.01)	$(0.01)	$(0.02)	$(0.02)

WEIGHTED AVERAGE SHARES OUTSTANDING	100,134,158	51,962,821	92,911,893	56,352,873

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

ESP Resources, Inc.
Condensed Statement of Stockholders’ Equity
For the six months ended June 30, 2011
(Unaudited)

	Common stock			Subscription	Accumulated
	Number	Par Value	APIC	Receivable	Deficit	Total
Balance, December 31, 2010	87,488,558	$87,489	$11,022,788	$(26,000)	$(10,151,946)	$932,331

Stock based compensation	2,940,000	2,940	1,190,946	-	-	1,193,886

Shares issued in connection with accounts payable conversion	325,000	325	51,425	-	-	51,750

Shares issued in connection with note payable (Debt Discount)	225,000	225	29,025			29,250

Shares issued for cash	193,996	194	24,806			25,000

Subscription receivable				25,000		25,000

Shares issued with private placement	11,885,713	11,886	753,554		-	765,440

Net loss	-	-	-	-	(2,044,191)	(2,044,191)

Balance June 30, 2011	103,058,267	103,059	13,072,544	(1,000)	(12,196,137)	978,466

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

ESP Resources, Inc.
Condensed Consolidated Statements of Cash Flow
For the six months ended June 30, 2011 and 2010
(Unaudited)

	For the six months ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,044,191)	$(960,899)
Adjustments to reconcile net loss to net cash
used for operating activities:
Shares issued for current year loss on settlement of contractual dispute	-	15,000
Amortitization of debt discount	1,219	-
Depreciation and amortization, including amounts included in cost of goods sold	349,025	262,072
Stock based compensation	1,193,886	399,830
Changes in operating assets and liabilities:
Accounts receivable	(267,207)	(273,463)
Inventory	(493,164)	(391,005)
Prepaid expenses and other current assets	31,778	87,656
Other assets	16,190	(13,100)
Accounts payable	119,938	414,037
Accrued expenses	49,330	(338)
Accrued salaries to related parties	-	180,100

CASH USED IN OPERATING ACTIVITIES	(1,043,196)	(280,110)

CASH FLOWS FROM INVESTING ACTIVITIES
Restricted cash	(55,004)	(40,303)
Cash payment for acquisition of Turf	-	(263,700)
Purchase of fixed assets	(420,742)	(173,626)

CASH USED IN INVESTING ACTIVITIES	(475,746)	(477,629)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowing on debt	75,000	4,082
Repayment of long term debt	(150,655)	(75,949)
Repayment of capital leases	(36,069)	(3,955)
Payments on insurance financing	-	(90,044)
Net factoring advances	555,847	342,289
Proceeds from subscription receivable	25,000	-
Proceeds from sales of units in private placement	765,440	614,499
Proceeds from sales of stock	25,000	-

CASH PROVIDED BY FINANCING ACTIVITIES	1,259,563	790,922

NET (DECREASE) INCREASE IN CASH	(259,379)	33,183
CASH AT BEGINNING OF PERIOD	531,290	25,107

CASH AT END OF PERIOD	$271,911	$58,290

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$39,584	$25,422
Non-cash investing and financing transactions:
Notes issued for purchase of property and equipment	$544,722	$43,400
Stock issued for accounts payable conversion	51,750	-
Assets returned and release of note payable	104,139	-
Purchase capital lease	205,236	-
Discount recorded on note for shares issued	29,250	-
Forgiveness of debt from related party	-	130,000
Stock issued for debt conversion	-	76,330
Shares issued for prior year accural of contractual dispute settlement	-	115,000

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

ESP Resources, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2011

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

Interim Financial Statements
The condensed unaudited consolidated financial statements presented herein have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) and the accounting policies set forth in its audited consolidated financial statements for the period ended December 31, 2010 as filed with the Securities and Exchange Commission (the “SEC”) in the Company’s Annual Report on Form 10-K and should be read in conjunction with the notes thereto. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations presented for the six and three months ended June 30, 2011 are not necessarily indicative of the results to be expected for the year. These condensed consolidated financial statements should be read in connection with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Concentrations
The Company has four major customers that together account for 63% of accounts receivable at June 30, 2011 and four major customers that together account for 38% of the total revenues earned for the six months ended June 30, 2011 as follows:

	Accounts Receivable	Revenue
Customer A	19%	12%
Customer B	18%	7%
Customer C	18%	15%
Customer D	8%	4%
Totals:	63%	38%

The Company has four vendors that accounted for 100% of chemical purchases and 43% of the ending accounts payable at June 30, 2011 as follows:

	Accounts Payable	Purchases
Vendor A	24%	44%
Vendor B	9%	20%
Vendor C	4%	13%
Vendor D	4%	12%
Vendor E	2%	11%
Totals:	43%	100%

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

Basic and Diluted Loss Per Share
Basic and diluted earnings or loss per share (EPS) amounts in the consolidated financial statements are computed in accordance Accounting Standard Codification (ASC) 260 – 10 “Earnings per Share”, which establishes the requirements for presenting EPS. Basic EPS is based on the weighted average number of common shares outstanding. Diluted EPS is based on the weighted average number of common shares outstanding and dilutive common stock equivalents. Basic EPS is computed by dividing net income or loss available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Potentially dilutive securities were excluded from the calculation of diluted loss per share, because their effect would be anti-dilutive.

Accounts Receivable and Allowance for Doubtful Accounts
The Company generally does not require collateral, and the majority of its trade receivables are unsecured. The Company’s credit terms generally require payment within 30 days from the date of the sale. The carrying amount for accounts receivable approximates fair value.

Accounts receivable consisted of the following as of June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
Trade receivables	$1,865,358	$1,616,477
Less: Allowance for doubtful accounts	18,000	36,326
Net accounts receivable	$1,847,358	$1,580,151

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

The minimum sale target for the period January 1, 2011 through December 31, 2011 was $1,500,000. As of June 30, 2011, Turf has not reached the target and the contingent liability remained at $350,000.

Intangible assets
Intangible assets relate to the customer list acquired with the acquisition of Turf described above. Intangible assets are being amortized over their estimated life of five years. The Company recognized amortization expense of $91,470 and $91,506 for the six months ended June 30, 2011 and 2010, respectively.

Recently Issued Accounting Pronouncements
The Company does not expect that the adoption of recently issued accounting pronouncements will have a material impact on its financial position, results of operations, or cash flows.

Note 2 – Going Concern

The Company has net losses for the six months ended June 30, 2011 as well as negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The unaudited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company's ability to continue operations will likely require additional capital. This condition raises substantial doubt about the Company’s ability to continue as a going concern. We expect cash flows from operating activities to improve, primarily as a result of an increase in revenue, although there can be no assurance thereof. The accompanying unaudited consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans.

Note 3 – Inventory

Inventory represents raw and blended chemicals and other items valued at the lower of cost or market with cost determined using the first-in first-out method, and with market defined as the lower of replacement cost or realizable value. Inventory consisted of the following as June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
Raw materials	$600,107	$536,351
Finished goods	624,090	194,681
Total inventory	$1,224,197	$731,032

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

In April, 2011the Company purchased certain vehicles by issuing debt of $118,792 with annual interest ranges of 3% to 7.9% and a term of 60 months. In June, 2011 the Company purchased vehicles by issuing debt of $95,074 with an annual interest rate of 3% and a term of 60 months.

In May 2011 the Company terminated an employee who was also a former shareholder in Turf. At that time the Company allowed the employee to retain certain vehicles which were acquired by the Company from Turf however the registration remained in the name of Turf. The associated bank loans on those vehicles also remained in the name of Turf. At the time of termination the Company canceled the remaining debt and recognized a contingent liability of approximately $11,000 for the difference between the fair value of the vehicles and the debt.

On June 3, 2011 the Company issued debt of $75,000 with an annual interest rate of 10% and a term of 24 months. As part of the consideration for making the loan the Company issued 225,000 shares of its common stock with a value of $29,250 which has been treated as a debt discount to the loan and is being amortized over the term of the loan.

Note 5 – Stockholders’ Equity

Private Placement
During the six months ended June 30, 2011, we received proceeds of $765,439, net of $66,561 placement costs, from the sale of 11,885,713 units in a private placement. Each unit consisted of one share of common stock, one warrant for the purchase of a share of common stock at an exercise price of $0.25 for a period of eighteen months, and one warrant for the purchase of a share of common stock at an exercise price of $0.75 for a period of one year beginning on the first anniversary of the issuance of the warrant. The warrants were valued using the Black-Scholes option pricing model with the following assumptions: stock price on the measurement date of $0.05-$0.17; warrant term of 1-2 years; expected volatility of 156%-158% and discount rate of .33%-2.61%. We issued finder fee warrant of 1,721,905 with a fair value of $239,847. This warrant has an exercise price of $0.0735 and a term of 3 years. The warrant was valued using the Black-Scholes option pricing model with the following assumptions: stock price on the measurement date of $0.12; warrant term of 3 years; expected volatility of 158%; and discount rate of 0.22%. The proceeds were allocated as follows:

Common stock	$278,274
$0.0735 warrant	239,847
$0.25 warrant	212,266
$0.75 warrant	101,613
Total Proceeds	$832,000

Common stock issued for services
In March 2011, the Company issued 325,000 shares of its common stock to a vendor. The shares were valued at $51,750 and recorded as a release of the company’s accounts payable.

On June 1, 2011 the company entered into a 3 year consulting agreement.  Per the terms of the agreement, the company is to pay $3,250 per month and issued 1,500,000 shares of common stock and 2,000,000 warrants.  The shares had a fair value of $187,500 and the warrants had a fair value using the Black Sholes valuation model of $98,289 and have recognized these amount as stock based compensation expense.

On June 24, 2011the Company entered into a 3 months consulting agreement.  The company issued 230,000 shares of common stock with a fair value of $27,600 and has recognized this amount as stock based compensation expense

On June 27, 2011 the company entered into a 1 year consulting agreement.  Per the terms of the agreement, the company is to pay a monthly fee of $7,500 and issue 810,000 shares of common stock which are fair valued at 97,200.  Of the 810,000 shares 405,000 shares vested immediately and the remaining shares will vest in December 2011.  The Company has recognized compensation expense of $48,600 on these shares as of June 30, 2011. The fair value of the unvested shares is $48,600 as of June 30, 2011.

In June 2011, the Company issued 400,000 shares of its common stock to vendors and certain employees for services rendered. The shares were valued at $48,000 and recorded as stock compensation expense.

In May 2010, the Company issued a total of 8,500,000 shares of common stock for services. The shares were valued at $0.09, the trading price of the Company’s stock on the grant date, and have a fair value of $765,000. These shares vest over the service period of 3 years. The Company has recognized compensation expense of $127,500 on these shares as of June 30, 2011. The fair value of the unvested shares is $478,213 as of June 30, 2011.

Stock Option Awards
On June 1, 2011, through the Board of Directors, the Company granted non-statutory options to purchase 5,000,000 shares each to two directors (one of whom is also the CEO of the Company). These options were granted with an exercise price equal to $0.14 per share. The stock price on the grant date was $0.125 per share. The options have a fair value of $1,204,294. The options were valued using the Black-Scholes option pricing model with the following assumptions: stock price on the measurement date of $0.125; warrant term of 6 years; expected volatility of 158% and discount rate of 1.65%.  These options vest 20% on the commencement date, 20% on December 1, 2011and 20% on the remaining 2 years anniversary of the vesting commencement date. The Company has recognized compensation expense of $282,675 on these shares as of June 30, 2011. The fair value of the unvested shares is $921,619 as of June 30, 2011.

On June 25, 2011, through the Board of Directors, the Company granted non-statutory options to purchase 1,200,000 shares each to two employees. These options were granted with an exercise price equal to $0.15 per share.  The options have a fair value of $138,746. The options were valued using the Black-Scholes option pricing model with the following assumptions: stock price on the measurement date of $0.12; term of 5 years; expected volatility of 167% and discount rate of 0.57%. The stock price on the grant date was $0.12 per share. These options vest 25% each year on the  anniversary of the grant date. The Company has recognized compensation expense of $37,665 on these shares as of June 30, 2011. The fair value of the unvested shares is $101,081 as of June 30, 2011.

On September 21, 2010, through the Board of Directors, the Company granted non-statutory options to purchase 6,000,000 shares each to two directors (one of whom is also the CEO of the Company). These options were granted with an exercise price equal to $0.15 per share. The stock price on the grant date was $0.12 per share. The options have a fair value of $1,344,228. The options were valued using the Black-Scholes option pricing model with the following assumptions: stock price on the measurement date of $0.12; warrant term of 5.5 years; expected volatility of 158% and discount rate of 2.61%.  These options vest 33.33% on the commencement date, 33.33% on the first anniversary of the vesting commencement date and 33.33% on the second anniversary of the vesting commencement date. The Company has recognized compensation expense of $336,057 on these shares as of June 30, 2011. The fair value of the unvested shares is $374,198 as of June 30, 2011.

Stock option activity summary covering options is presented in the table below:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)
Outstanding at December 31, 2010	12,000,000	$0.15	9.98
Granted	11,200,000	$0.14	9.98
Exercised	-	-	-
Expired/Forfeited	-	-	-
Outstanding at June 30, 2011	23,200,000	$0.15	9.73
Exercisable at June 30 2011	6,300,000	$0.15	9.73

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

Note 6 – Related Party Transactions

As of December 31, 2010, ESP owed shareholders and management a total of $58,139. As of June 30, 2011 and December 31, 2010, the Company had balances due to related parties as follows:

	June 30, 2011	December 31, 2010
Due to ESP Enterprises	58,139	58,139
Totals	$58,139	$58,139

Note 7 – Subsequent Events

On July 6, 2011 the Company agreed with a vendor to convert $78,250 of payables by issuing 761,111 shares of the Company stock and incurring a loss on extinguishment of debt of $18,411.

On July 14, 2011 the Company purchased certain vehicles by issuing debt of $75,000 with an annual interest rate of 10% and a term of 24 months.

On July 15, 2011 the Company purchased certain vehicles by issuing debt of $75,000 with an annual interest rate of 10% and a term of 24 months.

On July 29, 2011 at the Company’s Annual Meeting of Shareholders, the shareholders of the Company elected three (3) members of the Board of Directors to one-year terms; (ii) approved the 2011 Stock Option and Incentive Plan; (iii) approved an amendment and restatement to our Bylaws including an amendment to (1) authorize the Board of Directors discretion to set the date of Annual Meetings, (2) authorize the Company to take actions by approval of the holders of a majority of the shares entitled to vote and (3) authorize the Board of Directors to amend the Bylaws; (iv) approved an amendment to our Articles of Incorporation including an amendment to (1) decrease the authorized shares of our common stock from 1,200,000,000 shares to 350,000,000 shares and (2) authorize a new class of stock, preferred stock, and that such class shall have 10,000,000 shares of stock authorized at $.001 par value; and (v) ratified the appointment of MaloneBailey, LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2011.

On July 29, 2011 the Board of Directors approved the issuance of 400,000 stock options to various employees of the Company.  The stock options have an expiration of ten years from the grant date and an exercise price of $0.14 which was the market price of the Company’s common stock on the grant date.

ITEM 2. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Corporate History
We were incorporated on October 27, 2004, in the State of Nevada.  Our principal offices are located at 111 Lions Club Road, Scott, LA 70583.  Effective September 28, 2007, we completed a merger with our subsidiary, Pantera Petroleum Inc., a Nevada corporation.  As a result, we changed our name from “Arthro Pharmaceuticals, Inc.” to “Pantera Petroleum Inc.”  We changed the name of our company to better reflect the direction and business of our company.  In addition, effective September 28, 2007, we effected a sixteen (16) for one (1) forward stock split of our authorized, issued and outstanding common stock.  As a result, our authorized capital increased from 75,000,000 common shares to 1,200,000,000 common shares with the same par value of $0.001.  At that time, our issued and outstanding share capital increased from 6,970,909 common shares to 111,534,544 common shares.  The name change and forward stock split became effective with the OTC Bulletin Board at the opening for trading on September 28, 2007 under the new stock symbol “PTPE”.

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

Our Business
We are a custom formulator of specialty chemicals for the energy industry through our wholly owned subsidiary, ESP Petrochemicals, Inc. (“ESP Petrochemicals”).  Our more specific mission is to provide applications of surface chemistry to service all facets of the fossil energy business via a high level of innovation.  We focus our efforts on solving problems in a highly complex integration of processes to achieve the highest level of quality petroleum output.  Listening to our customers with their changing demands and applying its skills as chemical formulators enables us to measure our success in this endeavor.

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

Principal Products
We currently offer production chemicals, drilling chemicals, waste remediation chemicals, cleaners and waste treatment chemicals as follows:

●	Surfactants that are highly effective in treating production and injection problems at the customer well- head
●	Well completion and work-over chemicals that maximize productivity from new and existing wells
●	Bactericides that kill water borne bacterial growth, thus preventing corrosion and plugging of the customer well-head and flowline
●	Scale compounds that prevent or treat scale deposits
●	Corrosion inhibitors, which are organic compounds that form a protective film on metal surfaces to insulate the metal from its corrosive environment
●	Antifoams that provide safe economic means of controlling foaming problems
●	Emulsion breakers, which are chemicals specially formulated for crude oils containing produced waters
●	Paraffin chemicals that inhibit and/or dissolve paraffin to prevent buildup (their effectiveness is not diminished when used in conjunction with other chemicals)
●	Water clarifiers that solve any and all of the problems associated with purifying effluent water and that improve appearance

Distribution Methods
Our first goal is to solve the customer’s problem at the well and optimize drilling or production and, secondly, the sale of product.  Typically, our team may gather information at a well site and enter this data into the analytical system at our labs in Lafayette, Louisiana.  The system provides testing parameters and reproduces conditions at the wellhead.  This allows our technical team and chemists to design and test a new chemical blend in a very short time.  In many cases, a new blend may be in service at the well in as little as 24 hours.

Once the chemical blend has been formulated and decided, the chemical is placed in service at the wellhead of the customer by delivering a storage tank, called a “day tank”, at the customer’s well-site location and filling the tank with the custom blended chemicals.  The tank is tied to a pressure pump that provides the pumping capacity to deliver the chemical into the wellhead for the customer.  This unique process shortens the chemical development time frame from what might have been as long as two months or more to a few days or hours.  Management believes that the exceptional service, response times and chemical products that the Company is able to provide its customers is a differentiating factor within the industry.

Competition
Currently, the market distribution is shared by very few large participants, namely, Baker Petrolite, Nalco, and Champion Technologies, Inc.  There are also many small to medium sized businesses that are regionally located.  The area of biggest growth in the specialty chemical market is in the area of “Production Treatment Chemicals.”  To be competitive in the industry, we will need to continually enhance and update our technology.  We have allocated funds to research and development of new technologies to maintain the efficacy of our technology and our ability to compete so that we can continue to grow our business.

Our strategy for surpassing the competition is to provide better service and response times combined with superior chemical solutions that can be translated into savings for our customers.  We believe that we are able to solve these problems due to the following competitive advantages:

●	Personalized service;
●	Expedited field analysis; and
●	Convenience and access to the best available market rates and products that we can produce and identify that are currently offered by our suppliers for our customers.

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

Government Approval and Regulation
We are subject to federal, state and local environmental laws, rules, regulations, and ordinances, including those concerning emissions and discharges, and the generation, handling, storage, transportation, treatment, disposal and import and export of hazardous materials (“Environmental Laws”).  The operation of the Company's facilities and the distribution of chemical products entail risks under Environmental Laws, many of which provide for substantial remediation costs in the event of discharges of contaminants and fines and sanctions for violations.  Violations of Environmental Laws could result in the imposition of substantial criminal fines and penalties against the Company and their officers and employees in certain circumstances.  The costs associated with responding to civil or criminal matters can be substantial.  Also, significant civil or criminal violations could adversely impact the Company's marketing ability in the region served by the Company.  Compliance with existing and future Environmental Laws may require significant capital expenditures by the Company, although we do not anticipate having to expend significant resources to comply with any governmental regulations applicable to our current operations.

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

We are also subject to the laws and regulations which are generally applicable to business operations, such as business licensing requirements, income taxes and payroll taxes.

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

Six Month and Three Month Periods Ended June 30, 2011 Compared to Six Month and Three Month Periods Ended June 30, 2010

The following table summarizes the results of our operations during the six months ended June 30, 2011 and 2010, and provides information regarding the dollar and percentage increase or (decrease) from 2010 to 2011:

	Six Months Ended June 30,		$ Increase	% Increase
	2011	2010	(Decrease)	(Decrease)
Sales	$4,110,221	$2,318,646	$1,791,575	77%
Cost of goods sold	1,917,990	962,041	955,949	99%
Gross profit	2,192,231	1,356,605	835,626	62%
Total general and administrative expenses	3,771,203	1,943,188	1,828,015	94%
Depreciation and amortization expense	290,628	155,235	135,393	87%
Loss from operations	(1,869,600)	(741,818)	(1,127,782)	152%
Total other income (expense)	(174,591)	(219,081)	44,490	(20	% )
Net loss	$(2,044,191)	$(960,899)	$(1,083,292)	113%

The following table summarizes the results of our operations during the three months ended June 30, 2011 and 2010, and provides information regarding the dollar and percentage increase or (decrease) from 2010 to 2011.

	Three Months Ended June 30,		$ Increase	% Increase
	2011	2010	(Decrease)	(Decrease)
Sales	$2,295,065	$1,303,070	$991,995	76%
Cost of goods sold	889,999	409,048	480,951	118%
Gross profit	1,405,066	894,022	511,044	57%
Total general and administrative expenses	2,354,839	1,233,821	1,121,018	91%
Depreciation and amortization expense	162,176	79,599	82,577	104%
Loss from operations	(1,111,949)	(419,398)	(692,551)	165%
Total other income (expense)	(92,779)	(114,516)	21,737	(19	% )
Net loss	$(1,204,728)	$(533,914)	$(670,814)	126%

Sales
Sales were $4,110,221 for the six months ended June 30, 2011, compared to $2,318,646 for the same period in 2010, an increase of $1,791,575, or 77.3%.  The increase was due to several factors including the expanded customer base from increased sales coverage in the Southern Louisiana, South Texas, Southeastern Texas and Arkansas regions.  The addition of field service technicians in the South Texas and Arkansas regions in previous quarters and their sales contacts resulted in a direct increase in sales volumes from these regions.  In addition, sales volume increased from petrochemical sales and services to customers engaged in the hydraulic fracturing of oil and gas wells.

Sales were $2,295,065 for the three months ended June 30, 2011, compared to $1,303,070 for the same period in 2010, an increase of $991,995, or 76.1%.  The increase was mainly due to increased sales volume from petrochemical sales and services to customers engaged in the hydraulic fracturing of oil and gas wells.  In addition, sales increased from the expanded customer base from increased sales coverage in the Southern Louisiana, South Texas, Southeastern Texas and Arkansas regions.  The addition of field service technicians in the South Texas and Arkansas regions in previous quarters and their sales contacts resulted in a direct increase in sales volumes from these regions.

Cost of goods sold and gross profit
Cost of goods was $1,917,990, or 46.7% of net sales, for the six months ended June 30, 2011, compared to $962,041, or 41.5% of net sales, for the same period in 2010.  Gross profit was $2,192,231, or 53.3% of net sales, for the six months ended June 30, 2011, compared to $1,356,605, or 58.5% of net sales, for the same period in 2010.  The decrease of 5.2% in gross profit for the six month period in 2011 is the result of higher costs for certain petrochemical components used to service the Company’s customers engaged in the hydraulic fracturing of oil and gas wells, compared to the same period in 2010.

Cost of goods was $889,999, or 38.8% of net sales, for the three months ended June 30, 2011, compared to $409,048, or 31.4% of net sales, for the same period in 2010.  Gross profit was $1,405,066, or 61.2% of net sales, for the three months ended June 30, 2011, compared to $894,022, or 68.6% of net sales, for the same period in 2010.  The decrease of 7.4% in gross profit for the three month period in 2011 is the result of higher costs for certain petrochemical components used to service the Company’s customers engaged in the hydraulic fracturing of oil and gas wells, compared to the same period in 2010.

General and administrative expenses
General and administrative expenses increased by $1,828,015 for the six months ended June 30, 2011.  The increase in general and administrative expenses was primarily due to the increase in stock compensation and increase in staff and additions of new facilities in our Longview and Victoria, Texas and Guy, Arkansas regions.  The Company’s personnel level increased from twenty-two (22) employees in 2010 to thirty-three (33) employees in 2011 to accommodate the increase in sales.  The stock-based compensation included in the general and administrative expenses was $1,193,886 for the six months ended June 30, 2011, compared to $399,830 for the same period in 2010.

General and administrative expenses increased by $1,121,018 for the three months ended June 30, 2011.  The increase in general and administrative expenses was primarily due to the increase in stock compensation and increase in staff and additions in the Company’s facilities in Longview and Victoria, Texas and Guy, Arkansas regions.  The stock-based compensation included in the general and administrative expenses was $992,581 for the three months ended June 30, 2011, compared to $239,691 for the same period in 2010.

Net loss
The Company’s net loss increased to $2,044,191 for the six months ended June 30, 2011, as compared to a net loss of $960,899 for the same period in 2010.  The primary reason for the increase in the net loss was due to an increase in general and administrative expenses relating to the expansion of our sales from our existing facilities, stock compensation expense and the cost of additional infrastructure to support higher levels of sales in future periods.

Modified EBITDA
Modified Earnings before interest, taxes, depreciation amortization and stock-based compensation (“Modified EBITDA”) are a non-GAAP financial measure.  We use Modified EBITDA as an unaudited supplemental financial measure to assess the financial performance of our assets without regard to financing methods, capital structures, taxes or historical cost basis; our liquidity and operating performance over time in relation to other companies that own similar assets and that we believe calculate Modified EBITDA in a similar manner; and the ability of our assets to generate cash sufficient for us to pay potential interest costs.  We also understand that such data are used by investors to assess our performance.  However, the term Modified EBITDA is not defined under generally accepted accounting principles and Modified EBITDA is not a measure of operating income, operating performance or liquidity presented in accordance with generally accepted accounting principles.  When assessing our operating performance or liquidity, investors should not consider this data in isolation or as a substitute for net income, cash flow from operating activities, or other cash flow data calculated in accordance with generally accepted accounting principles.  Modified EBITDA for the six months ended June 30, 2011 was $(416,651) compared to ($243,753) for the same period in 2010, a decrease of $173,198.  Modified EBITDA for the three months ended June 30, 2011 was $9,710 compared to ($160,108) for the same period in 2010, an increase of $169,818.

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Net loss	$(1,204,728)	$(533,914)	$(2,044,191)	$(960,899)
Add back interest expense, net of interest income	59,682	54,516	142,726	162,081
Add back depreciation and amortization	162,175	79,599	290,628	155,235
Add back stock-based compensation	992,581	239,691	1,193,886	399,830
EBITDA	$9,710	$(160,108)	$(416,951)	$(243,753)

Cash Flow Used by Operating Activities
Operating activities used cash of $1,043,196 for the six months ended June 30, 2011, compared to use of cash of $280,110 for the same period in 2010.  The increase in cash used during the six months ended June 30, 2011 was primarily due to an increase in accounts receivable and chemical inventory to service the increased sales and the net loss.

Cash Flow Used in Investing Activities
Investing activities used cash of $475,746 for the six month period ended June 30, 2011, compared to $477,629 for the six month period ended June 30, 2010.  The cash used in investing activities was a result of the cash used for the acquisition of new delivery and field service vehicles and the purchase of additional field equipment including storage tanks, containment storage devices, and chemical delivery pumps in 2011.

Cash Flow Provided by Financing Activities
Financing activities generated cash of $1,259,563 for the six month period ended June 30, 2011, compared to $790,922 for the six month period ended June 30, 2010.  The increase in cash generated from financing activities during the six months ended June 30, 2011, was a result of proceeds from the sales of units in a private placement of $815,440, net of fees and borrowing to acquire new vehicles.

Liquidity and Capital Resources
As of June 30, 2011, our total assets were $6,080,892 and our total liabilities were $5,102,426.  We had cash of $271,911, current assets of $3,601,482, and current liabilities of $3,741,408 as of June 30, 2011.  We had negative working capital of $139,926 on that date.  We will require additional funds to implement our growth strategy.  To date, we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements.  We expect this situation to continue for the foreseeable future. We anticipate that we will have negative cash flows during the next twelve months.  Funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares.  There is still no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock.  Furthermore, we may continue to be unprofitable.

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

Cash Requirements
Our plan of operations for the next 12 months involves the growth of our petrochemical business through the expansion of regional sales, and the research and development of new chemical and analytical services in areas of waste remediation, water treatment and specialty biodegradable cleaning compounds.  As of June 30, 2011, our company had cash of $271,911 and a working capital of ($139,926).

We incurred a net loss of $2,044,191 and $1,204,728 for the six and three month periods ended June 30, 2011, respectively.  We estimate that our needs for additional capital for the next twelve month period to be $3,000,000.  However, if our operating expenses or capital expenditures exceed estimates, we will require additional monies during the next twelve months to execute our business plan.  To date, we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements.  We expect this situation to continue for the foreseeable future.  There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates.  These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares.  There is still no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock.  Further, we may continue to be unprofitable in the foreseeable future.

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

We have historically incurred losses and through June 30, 2011 totaling $12,196,137 since our inception.  Because of these historical losses, we will require additional working capital to develop our business operations.  We intend to raise additional working capital through private placements, public offerings, bank financing and/or advances from related parties or shareholder loans.

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

ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4T. - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report, being June 30, 2011, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s President and Chief Executive Officer.  Based upon that evaluation, our company’s President and Chief Executive Officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report.  There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1. - LEGAL PROCEEDINGS

Not applicable.

ITEM 2. - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

For the six months ended June 30, 2011, we received proceeds of $765,439 from sales of 11,507,155 units in a private placement.  Each unit consisted of one share of common stock, one warrant for the purchase of share of common stock at an exercise price of $0.25 for a period of one year, and a warrant for the purchase of a share of common stock at an exercise price of $0.75 for a period of one year beginning on the first anniversary of the issuance of the warrant. Each purchaser of the Securities represented to the Company that such purchaser is an “accredited investor” within the meaning of Rule 501 of Regulation D. We sold these unregistered securities in accordance with Rule 506 of Regulation D under the Securities Act of 1933, as amended. Proceeds were used for working capital to fund continuing operations.

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

ESP RESOURCES, INC.

Date: August 15, 2011	By:	/s/ David Dugas
David Dugas
Chief Executive Officer and Director
(Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

ESP RESOURCES, INC.

Date: August 15, 2011	By:	/s/ David Dugas
David Dugas
Chief Executive Officer and Director
(Principal Executive Officer and Principal Financial Officer)

Date: August 15, 2011	By:	/s/ Tony Primeaux
Tony Primeaux
Director

Date: August 15, 2011	By:	/s/ William M Cox
William M. Cox
Director