Form 10-Q
period 2011-09-30
ESP Resources, Inc.
filed 2011-11-14
CIK 1346526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 108,859,378 common shares issued and outstanding as of November 11, 2011.

PART I - FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS

It is the opinion of management that the interim financial statements for the quarter ended September 30, 2011 includes all adjustments necessary in order to ensure that the interim financial statements are not misleading.

ESP Resources, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30, 2011	December 31, 2010
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$264,312	$531,290
Restricted cash	143,728	77,434
Accounts receivable, net	1,831,636	1,580,151
Inventories, net	1,663,956	731,032
Prepaid expenses and other current assets	91,733	157,356

Total current assets	3,995,365	3,077,263

Property and equipment, net of accumulated depreciation of $703,335 and $419,027, respectively	2,373,063	1,024,123
Intangible assets, net of amortization of $320,145 and $214,186, respectively	564,335	700,784
Other assets	33,883	43,731

Total assets	$6,966,646	$4,845,901

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,891,961	$1,252,787
Factoring payable	1,416,850	749,586
Accrued expenses	414,181	436,321
Due to related parties	58,114	58,139
Guarantee liability	120,000	120,000
Current maturities of long-term debt	574,826	357,696
Current portion of capital lease obligation	82,999	28,281

Total current liabilities	4,558,931	3,002,810

Long-term debt (less current maturities)	961,286	484,817
Capital lease obligations (less current maturities)	142,527	46,943
Contingent consideration payable for acquisition of Turf	361,437	350,000
Deferred lease cost	26,000	29,000

Total liabilities	6,050,181	3,913,570

STOCKHOLDERS' EQUITY
Common stock - $0.001 par value, 350,000,000 shares authorized, 103,939,378 and 87,488,558 shares issued and outstanding, respectively	103,940	87,489
Preferred stock - $0.001 par value, 10,000,000 shares authorized in 2011, zero outstanding	-	-
Additional paid-in capital	13,715,771	11,022,788
Subscription receivable	(1,000)	(26,000)
Accumulated deficit	(12,902,246)	(10,151,946)

Total stockholders' equity	916,465	932,331

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,966,646	$4,845,901

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ESP Resources, Inc.
Condensed Consolidated Statements of Operations
For the nine and three months ended September 30, 2011 and 2010
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

SALES, NET	$3,425,518	$1,309,326	$7,535,739	$3,627,972
COST OF GOODS SOLD	1,626,194	721,988	3,589,977	1,684,029

GROSS PROFIT	1,799,324	587,338	3,945,762	1,943,943

General and administrative	2,219,746	1,219,033	5,951,297	3,162,221
Depreciation and amortization	182,030	90,308	472,659	245,543

LOSS FROM OPERATIONS	(602,452)	(722,003)	(2,478,194)	(1,463,821)

OTHER EXPENSE
Interest expense	(25,004)	(28,349)	(103,295)	(135,984)
Factoring fees	(70,268)	(26,253)	(159,760)	(80,732)
Amortization of debt discount	(5,224)	-	(5,224)	-
Other income	-	92	-	3,092
Interest income	-	39	57	72
Loss on legal settlement	-	-	-	(60,000)
Other expense	(3,161)	-	(3,884)	-

Total other expense	(103,657)	(54,471)	(272,106)	(273,552)

NET LOSS	$(706,109)	$(776,474)	$(2,750,300)	$(1,737,373)

NET LOSS PER SHARE (basic and diluted)	$(0.01)	$(0.01)	$(0.03)	$(0.03)

WEIGHTED AVERAGE SHARES OUTSTANDING	103,791,810	67,516,786	99,972,348	60,115,289

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

 ESP Resources, Inc.
Condensed Statement of Stockholders’ Equity
For the nine months ended September 30, 2011
(Unaudited)

	Common stock			Subscription	Accumulated
	Number	Par Value	APIC	Receivable	Deficit	Total
Balance, December 31, 2010	87,488,558	$87,489	$11,022,788	$(26,000)	$(10,151,946)	$932,331

Stock based compensation	2,940,000	2,940	1,723,394	-	-	1,726,334

Shares issued in connection with accounts payable conversion	1,086,111	1,086	147,324	-	-	148,410

Shares issued in connection with note payable	345,000	345	43,905			44,250

Shares issued with private placement	12,079,709	12,080	778,360	25,000	-	815,440

Net loss	-	-	-	-	(2,750,300)	(2,750,300)

Balance September 30, 2011	103,939,378	103,940	13,715,771	(1,000)	(12,902,246)	916,465

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ESP Resources, Inc.
Condensed Consolidated Statements of Cash Flow
For the nine months ended September 30, 2011 and 2010
(Unaudited)

	For the nine months ended
	September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,750,300)	$(1,737,373)
Adjustments to reconcile net loss to net cash
used in operating activities:
Common shares issued for current year loss on settlement of contractual dispute	-	15,000
Amortization of debt discount	5,224	75,000
Depreciation and amortization, including amounts included in cost of goods sold	531,274	267,204
Stock based compensation	1,726,334	1,105,179
Changes in operating assets and liabilities:
Accounts receivable	(251,485)	(106,478)
Inventory	(932,924)	(494,747)
Prepaid expenses and other current assets	65,623	128,910
Other assets	9,848	(13,979)
Accounts payable	639,172	299,983
Accrued expenses	126,271	(27,933)
Accrued salaries to related parties	-	225,100
Accounts payable - related parties	(25)	-
CASH USED IN OPERATING ACTIVITIES	(830,988)	(264,134)

CASH FLOWS FROM INVESTING ACTIVITIES
Restricted cash	(66,294)	(23,648)
Cash payment for acquisition of Turf	-	(263,700)
Purchase of fixed assets	(769,983)	(247,641)

CASH USED IN INVESTING ACTIVITIES	(836,277)	(534,989)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowing on debt	233,799	4,082
Repayment of long term debt	(261,282)	(108,747)
Repayment of capital leases	(54,934)	(11,854)
Payments on insurance financing	-	(102,379)
Net factoring advances	667,264	209,722
Proceeds from sales of units in private placement, net	765,440	905,499
Proceeds from sale of stock	25,000	-
Collection on subscription receivable	25,000
CASH PROVIDED BY FINANCING ACTIVITIES	1,400,287	896,323

NET INCREASE IN CASH	(266,978)	97,200
CASH AT BEGINNING OF PERIOD	531,290	25,107

CASH AT END OF PERIOD	$264,312	$122,307

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$62,202	$49,231
Non-cash investing and financing transactions:
Forgiveness of debt from related party	$-	$130,000
Notes issued for purchase of property and equipment	864,248	63,467
Stock issued for accounts payable conversion	148,411	-
Assets returned and release of notes payable	59,463	-
Purchase capital lease	205,236	-
Discount recorded on note for shares issued	44,250	-
Trade-in of equipment	44,676
Stock issued for debt conversion	-	76,330
Shares issued for prior year accrual of contractual dispute settlement	-	115,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ESP Resources, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2011

Note 1 – Basis of Presentation, Nature of Operations and Significant Accounting Policies

Basis of Presentation
ESP Resources, Inc. (“ESP Resources”, and collectively with its subsidiaries, “we, “our” or  the “Company”) was incorporated in the State of Nevada on October 27, 2004. The accompanying unaudited condensed consolidated financial statements include the accounts of ESP Resources, Inc. and its wholly owned subsidiaries, ESP Petrochemicals, Inc. (“ESP Petrochemicals”) and ESP Resources, Inc. of Delaware (“ESP Delaware”). ESP Petrochemicals also owns certain assets and liabilities of Turf Chemistry Inc. (“Turf”), a Texas corporation. On September 7, 2011 the Company became a 49% partner in a new entity. The Company management will direct the operations of the business and the company will receive 80% of the profits. All significant inter-company balances and transactions have been eliminated in the consolidation. The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America.  Any reference herein to “ESP Resources”, the “Company”, “we”, “our” or “us” is intended to mean ESP Resources, Inc. including the wholly-owned subsidiaries indicated above, unless otherwise indicated.

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

Interim Financial Statements
The condensed unaudited consolidated financial statements presented herein have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) and the accounting policies set forth in its audited consolidated financial statements for the period ended December 31, 2010 as filed with the Securities and Exchange Commission (the “SEC”) in the Company’s Annual Report on Form 10-K and should be read in conjunction with the notes thereto. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations presented for the three and nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the year. These condensed consolidated financial statements should be read in connection with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Concentrations
The Company has four major customers that together account for 58% of accounts receivable at September 30, 2011 and 61% of the total revenues earned for the nine months ended September 30, 2011 as follows:

	Accounts Receivable	Revenue
Customer A	26%	26%
Customer B	14%	22%
Customer C	9%	2%
Customer D	9%	11%
Totals:	58%	61%

The Company has two vendors that accounted for 72% of chemical purchases during the nine months ended September 30, 2011 and 48% of the ending accounts payable at September 30, 2011 as follows:

	Accounts Payable	Purchases
Vendor A	53%	38%
Vendor B	19%	10%
Totals:	72%	48%

Revenue and Cost Recognition
The Company is a custom formulator of petrochemicals for the oil & gas industry.  Since the products are specific to each location, the receipt of an order or purchase order starts the production process. Once the blending takes place, the order is delivered to the land site or dock. When the containers of blended petrochemicals are off-loaded at the dock, or they are stored on the land site, a delivery ticket is obtained, an invoice is generated and Company recognizes revenue. The invoice is generated based on the credit agreement with the customer at the agreed-upon price.

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

On September 20, 2011 the Company initiated a new lease in Dubai, UAE for approximately 1,564 square feet of office space for its international operations, the lease is $3,549 per month with an initial term of 1 year.

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

Accounts receivable consisted of the following as of September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
Trade receivables	$1,922,804	$1,616,477
Less: Allowance for doubtful accounts	91,168	36,326
Net accounts receivable	$1,831,636	$1,580,151

Purchase of Turf Chemistry, Inc by ESP Resources on November 1, 2009
On November 1, 2009, ESP Resources purchased certain assets and liabilities of Turf Chemistry Inc. (“Turf”), a Texas corporation. The assets and liabilities acquired related to Turf’s activities in the United States. Turf operates in the same industry as ESP Resources. The details of the acquisition were disclosed in the Form 10K for December 31, 2010. As part of the acquisition agreement, there was an earn-out provision that required ESP Resources to issue additional common shares if Turf meets certain sale targets for the periods from January 1, 2010 to December 31, 2012. The Company estimated the fair value of the earn-out provision to be $350,000 at acquisition date and recorded it as contingent liability as of December 31, 2009. The minimum sale target for the period January 1, 2011 through December 31, 2011 was $1,500,000. As of September 30, 2011, Turf has not reached the target and the contingent liability remained at $350,000.

Intangible assets
Intangible assets relate to the customer list acquired with the acquisition of Turf described above. Intangible assets are being amortized over their estimated life of five years. The Company recognized amortization expense of $136,449 and $137,246 for the nine months ended September 30, 2011 and 2010, respectively.

Recently Issued Accounting Pronouncements
The Company does not expect that the adoption of recently issued accounting pronouncements will have a material impact on its financial position, results of operations, or cash flows.

Note 2 – Going Concern

The Company has net losses for the nine months ended September 30, 2011 as well as negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The unaudited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company's ability to continue operations will likely require additional capital. This condition raises substantial doubt about the Company’s ability to continue as a going concern. We expect cash flows from operating activities to improve, primarily as a result of an increase in revenue, although there can be no assurance thereof. The accompanying unaudited consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans.

Note 3 – Inventory

Inventory represents raw and blended chemicals and other items valued at the lower of cost or market with cost determined using the first-in first-out method, and with market defined as the lower of replacement cost or realizable value. Inventory consisted of the following as September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
Raw materials	$857,800	$536,351
Finished goods	806,156	194,681
Total inventory	$1,663,956	$731,032

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

In April, 2011the Company purchased certain vehicles by issuing debt of $118,792 with annual interest ranges of 3% to 7.9% and a term of 60 months. In September, 2011 the Company purchased vehicles by issuing debt of $95,074 with an annual interest rate of 3% and a term of 60 months.

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

On June 3, 2011 the Company issued debt of $75,000 with an annual interest rate of 10% and a term of 24 months. The debt is secured by the specific assets acquired with the debt. As part of the consideration for making the loan the Company issued 225,000 shares of its common stock with a value of $29,250 which has been treated as a debt discount to the loan and is being amortized over the term of the loan.

On July 14, 2011 the Company purchased certain vehicles by issuing debt of $75,000 with an annual interest rate of 10% and a term of 24 months. The debt is secured by the specific assets acquired with the debt.

On July 15, 2011 the Company purchased certain vehicles by issuing debt of $75,000 with an annual interest rate of 10% and a term of 24 months. The debt is secured by the specific assets acquired with the debt.

On July 20, 2011 the Company purchased certain equipment by issuing debt of $31,690 with an annual interest rate ranges of 10.5% and 12.0% and a term of 36 months.

On July 28, 2011 the Company purchased certain vehicles by issuing debt of $116,416 with an annual interest rate of 6.74% and a term of 36 months.

On August 13, 2011 the Company purchased certain vehicles by issuing debt of $60,229 with an annual interest rate of 7.74% and a term of 60 months.

On September 13, 2011 the Company purchased certain vehicles and equipment by issuing debt of $120,000 with an annual interest rate of 10% and a term of 24 months. The debt is secured by the specific assets acquired with the debt. As part of the consideration for making the loan the Company issued 120,000 shares of its common stock with a value of $15,000 which has been treated as a debt discount to the loan and is being amortized over the term of the loan.

Note 5 – Stockholders’ Equity

Private Placement
During the nine months ended September 30, 2011, we received proceeds of $765,440, net of $66,560 in cash placement costs, from the sale of 11,885,713 units in a private placement. Each unit consisted of one share of common stock, one warrant for the purchase of a share of common stock at an exercise price of $0.25 for a period of eighteen months, and one warrant for the purchase of a share of common stock at an exercise price of $0.75 for a period of one year beginning on the first anniversary of the issuance of the warrant. The warrants were valued using the Black-Scholes option pricing model with the following assumptions: stock price on the measurement date of $0.05-$0.17; warrant term of 1-2 years; expected volatility of 156%-158% and discount rate of .33%-2.61%. We issued finder fee warrant of 1,721,905 with a fair value of $239,847. This warrant has an exercise price of $0.0735 and a term of 3 years. The warrant was valued using the Black-Scholes option pricing model with the following assumptions: stock price on the measurement date of $0.12; warrant term of 3 years; expected volatility of 158%; and discount rate of 0.22%. The proceeds were allocated as follows:

Common stock	$278,274
$0.0735 warrant	239,847
$0.25 warrant	212,266
$0.75 warrant	101,613
Total Proceeds	$832,000

Common stock issued for services
In May 2010, the Company issued a total of 8,500,000 shares of common stock for services. The shares were valued at $0.09, the trading price of the Company’s stock on the grant date, and have a fair value of $765,000. These shares vest over the service period of 3 years. The Company has recognized compensation expense of $191,250 on these shares as of September 30, 2011. The fair value of the unvested shares is $573,750 as of September 30, 2011.

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

On June 24, 2011 the Company entered into a 3 month consulting agreement. The company issued 230,000 shares of common stock with a fair value of $27,600 and has recognized this amount as stock based compensation expense

On June 27, 2011 the company entered into a 1 year consulting agreement. Per the terms of the agreement, the Company is to pay a monthly fee of $7,500 and issue 810,000 shares of common stock which are fair valued at $97,200. Of the 810,000 shares 405,000 shares vested immediately and the remaining shares will vest in December 2011. The Company has recognized compensation expense of $48,600 on these shares as of September 30, 2011.

In June 2011, the Company issued 400,000 shares of its common stock to vendors and certain employees for services rendered. The shares were valued at $48,000 and recorded as stock compensation expense.

On July 6, 2011 the Company agreed with a vendor to convert $55,000 of payables by issuing 761,111 shares of the Company stock and incurring a loss on extinguishment of debt of $18,741, the fair value of the shares on conversion was $96,991.

Stock Option Awards
On June 1, 2011, through the Board of Directors, the Company granted non-statutory options to purchase 5,000,000 shares each to two directors (one of whom is also the CEO of the Company). These options were granted with an exercise price equal to $0.14 per share. The stock price on the grant date was $0.125 per share. The options have a fair value of $1,183,300. The options were valued using the Black-Scholes option pricing model with the following assumptions: stock price on the measurement date of $0.125; warrant term of 6 years; expected volatility of 158% and discount rate of 1.65%. These options vest 20% on the commencement date, 20% on December 1, 2011 and 20% on the remaining 2 years anniversary of the vesting commencement date.

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

On June 25, 2011, through the Board of Directors, the Company granted non-statutory options to purchase 1,200,000 shares each to two employees. These options were granted with an exercise price equal to $0.15 per share. The options have a fair value of $128,912. The options were valued using the Black-Scholes option pricing model with the following assumptions: stock price on the measurement date of $0.12; term of 5 years; expected volatility of 167% and discount rate of 0.57%. The stock price on the grant date was $0.12 per share. These options vest 25% each year on the anniversary of the grant date.

On July 29, 2011 the Board of Directors approved the issuance of 400,000 stock options to various employees of the Company. The stock options have an expiration of ten years from the grant date and an exercise price of $0.14 which was the market price of the Company’s common stock on the grant date. The options have a fair value of $49,719 . The options were valued using the Black-Scholes option pricing model with the following assumptions: stock price on the measurement date of $0.14; term of 10 years; expected volatility of 154% and discount rate of 2.82%. The stock price on the grant date was $0.14 per share. The options vest immediately.

The Company has recognized compensation expense of $1,125,095 on the stock options granted above and stock options granted in prior years that vested during the current period for the nine months ended September 30, 2011. The fair value of the unvested shares is $1,581,064 as of September 30, 2011.

Stock option activity summary covering options is presented in the table below:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)
Outstanding at December 31, 2010	12,000,000	$0.15	9.98
Granted	11,600,000	$0.14	9.06
Exercised	-	-	-
Expired/Forfeited	-	-	-
Outstanding at September 30, 2011	23,600,000	$0.15	9.02
Exercisable at September 30 2011	6,700,000	$0.15	9.00

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

Note 6 – Related Party Transactions

As of December 31, 2010, ESP Resources owed shareholders and management a total of $58,139. As of September 30, 2011, the Company had balances due to shareholders and management a total of $58,114

Note 7 – Subsequent Events

On October 1, 2011, the Company entered into new employment agreements with its president and CEO, David Dugas and with its vice-president Tony Primeaux. Both agreements provided for stock options at the discretion of the Board of Directors.

On October 1, 2011, the Company entered into a consulting agreement with a vendor and issued 2,500,000 common shares as consideration.

On October 1, 2011, the Company issued 2,540,000 shares and 2,000,000 options to officers and lenders.

On October 28, 2011 the Company purchased certain vehicles and equipment by issuing debt of $120,000 with an annual interest rate of 10% and a term of 24 months. As part of the consideration for making the loan the Company issued 120,000 shares of its common stock with a value of $22,200 which has been treated as a debt discount to the loan and is being amortized over the term of the loan.

ITEM 2. – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Corporate History
We were incorporated on October 27, 2004, in the State of Nevada. Our principal offices are located at 111 Lions Club Road, Scott, LA 70583. Effective September 28, 2007, we completed a merger with our subsidiary, Pantera Petroleum Inc., a Nevada corporation. As a result, we changed our name from “Arthro Pharmaceuticals, Inc.” to “Pantera Petroleum Inc.” We changed the name of our company to better reflect the direction and business of our company. In addition, effective September 28, 2007, we effected a nineteen (16) for one (1) forward stock split of our authorized, issued and outstanding common stock. As a result, our authorized capital increased from 75,000,000 common shares to 1,200,000,000 common shares with the same par value of $0.001. At that time, our issued and outstanding share capital increased from 6,970,909 common shares to 111,534,544 common shares. The name change and forward stock split became effective with the OTC Bulletin Board at the opening for trading on September 28, 2007 under the new stock symbol “PTPE”.

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

On July 29, 2011 the shareholders decreased the authorized shares of our common stock from 1,200,000,000 shares to 350,000,000 shares and authorized a new class of stock, preferred stock having 10,000,000 shares of stock authorized at $.001 par value.

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

Principal Products
We currently offer production chemicals, drilling chemicals, waste remediation chemicals, cleaners and waste treatment chemicals as follows:

●	Surfactants that are highly effective in treating production and injection problems at the customer well- head;
●	Well completion and work-over chemicals that maximize productivity from new and existing wells;
●	Bactericides that kill water borne bacterial growth, thus preventing corrosion and plugging of the customer well-head and flowline;
●	Scale compounds that prevent or treat scale deposits;
●	Corrosion inhibitors, which are organic compounds that form a protective film on metal surfaces to insulate the metal from its corrosive environment;
●	Antifoams that provide safe economic means of controlling foaming problems;
●	Emulsion breakers, which are chemicals specially formulated for crude oils containing produced waters;
●	Paraffin chemicals that inhibit and/or dissolve paraffin to prevent buildup (their effectiveness is not diminished when used in conjunction with other chemicals); and
●	Water clarifiers that solve any and all of the problems associated with purifying effluent water and that improve appearance

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

Nine Month and Three Month Periods Ended September 30, 2011 Compared to Nine Month and Three Month Periods Ended September 30, 2010

The following table summarizes the results of our operations during the nine months ended September 30, 2011 and 2010, and provides information regarding the dollar and percentage increase or (decrease) from 2010 to 2011:

	Nine Months Ended September 30,		$ Increase		% Increase
	2011	2010	(Decrease)		(Decrease)
Sales	$7,535,739	$3,627,972	$3,907,767		108%
Cost of goods sold	3,589,977	1,684,029	1,905,948		113%
Gross profit	3,945,762	1,943,943	2,001,819		103%
Total general and administrative expenses	5,951,297	3,162,221	2,789,076		88%
Depreciation and amortization expense	472,659	245,543	227,116		92%
Loss from operations	(2,478,194)	(1,463,821)	1,014,37	3	69%
Total other income (expense)	(272,106)	(273,552)	(1,446)		(1%)
Net loss	$(2,750,300)	$(1,737,373)	$1,012,927		58%

The following table summarizes the results of our operations during the three months ended September 30, 2011 and 2010, and provides information regarding the dollar and percentage increase or (decrease) from 2010 to 2011:

	Three Months Ended September 30,		$ Increase	% Increase
	2011	2010	(Decrease)	(Decrease)
Sales	$3,425,518	$1,309,326	$2,116,192	162%
Cost of goods sold	1,626,194	721,988	904,206	125%
Gross profit	1,799,324	587,338	1,211,986	206%
Total general and administrative expenses	2,219,746	1,219,033	1,000,713	82%
Depreciation and amortization expense	182,030	90,308	91,722	102%
Loss from operations	(602,452)	(722,003)	(119,551)	(17)%
Total other income (expense)	(103,657)	(54,471)	49,186	90%
Net loss	$(706,109)	$(776,474)	$(70,365)	(9)%

Sales
Sales were $7,535,739 for the nine months ended September 30, 2011, compared to $3,627,972 for the same period in 2010, an increase of $3,907,767or 108%.  The increase was due to several factors including the expanded customer base from increased sales coverage in the Southern Louisiana, South Texas, Southeastern Texas and Arkansas regions and sales volume increased from petrochemical sales and services to customers engaged in the hydraulic fracturing of oil and gas wells.  The addition of field service technicians in the South Texas and Arkansas regions in previous quarters and their sales contacts resulted in a direct increase in sales volumes from these regions.

Sales were $3,425,518 for the three months ended September 30, 2011, compared to $1,309,326 for the same period in 2010, an increase of $2,116,192, or 162%.  The increase was mainly due to increased sales volume from petrochemical sales and services to customers engaged in the hydraulic fracturing of oil and gas wells.  In addition, sales increased from the expanded customer base from increased sales coverage in the Southern Louisiana, South Texas, Southeastern Texas and Arkansas regions. The addition of field service technicians in the South Texas and Arkansas regions in previous quarters and their sales contacts resulted in a direct increase in sales volumes from these regions.

Cost of goods sold and gross profit
Cost of goods was $3,589,977, or 47.6% of net sales, for the nine months ended September 30, 2011, compared to $1,684,029, or 46.4% of net sales, for the same period in 2010.  Gross profit was $3,945,762, or 52.4% of net sales, for the nine months ended September 30, 2011, compared to $1,943,943, or 53.6% of net sales, for the same period in 2010.  The decrease of 1.2 percentage points in gross profit margin for the nine month period in 2011 is the result of lower costs for certain petrochemical components used to service the Company’s customers engaged in the hydraulic fracturing of oil and gas wells, compared to the same period in 2010.

Cost of goods was $1,626,194, or 47.5% of net sales, for the three months ended September 30, 2011, compared to $721,988, or 55.1% of net sales, for the same period in 2010.  Gross profit was $1,799,324, or 52.5% of net sales, for the three months ended September 30, 2011, compared to $587,338, or 44.9% of net sales, for the same period in 2010.  The increase of 7.6 percentage points in gross profit for the three month period in 2011 is the result of decrease in costs as a percentage of sales for certain petrochemical components used to service the Company’s customers engaged in the hydraulic fracturing of oil and gas wells, compared to the same period in 2010.

General and administrative expenses
General and administrative expenses increased by $2,789,076 for the nine months ended September 30, 2011, compared to the same period in 2010.  The increase in general and administrative expenses was primarily due to the increase in stock compensation, increase in staff and additions of new facilities in our Longview and Victoria, Texas and Guy, Arkansas regions and cost of development of international operations.  The Company’s personnel level increased from twenty-two (22) employees in 2010 to thirty-five (35) employees in 2011 to accommodate the increase in sales.  The stock-based compensation included in the general and administrative expenses was $1,726,334 for the nine months ended September 30, 2011, compared to $1,105,179 for the same period in 2010.  Costs associated with the development of international operations including travel, personnel, corporate development and legal was $226,269 for the nine months ended September 30, 2011 and zero in the same period in 2010.

General and administrative expenses increased by $1,000,713 for the three months ended September 30, 2011, compared to the same period in 2010.  The increase in general and administrative expenses was primarily due increase in staff and additions in the Company’s facilities in Longview and Victoria, Texas and Guy, Arkansas regions and development of international operations.  The development of international operations included in the general and administrative expenses was $226,269 for the three months ended September 30, 2011, compared to zero for the same period in 2010.

Net loss
The Company’s net loss increased to $2,750,300 for the nine months ended September 30, 2011, as compared to a net loss of $1,737,373 for the same period in 2010.  The primary reason for the increase in the net loss was due to an increase in general and administrative expenses relating to the expansion of our sales from our existing facilities, stock compensation expense, the cost of additional infrastructure to support higher levels of sales in future periods and development of international operations.

Modified EBITDA
Modified Earnings before interest, taxes, depreciation amortization and stock-based compensation (“Modified EBITDA”) is  a non-GAAP financial measure. We use Modified EBITDA as an unaudited supplemental financial measure to assess the financial performance of our assets without regard to financing methods, capital structures, taxes or historical cost basis; our liquidity and operating performance over time in relation to other companies that own similar assets and that we believe calculate Modified EBITDA in a similar manner; and the ability of our assets to generate cash sufficient for us to pay potential interest costs. We also understand that such data are used by investors to assess our performance. However, the term Modified EBITDA is not defined under generally accepted accounting principles and Modified EBITDA is not a measure of operating income, operating performance or liquidity presented in accordance with generally accepted accounting principles.  When assessing our operating performance or liquidity, investors should not consider this data in isolation or as a substitute for net income, cash flow from operating activities, or other cash flow data calculated in accordance with generally accepted accounting principles.  Modified EBITDA for the nine months ended September 30, 2011 was $(448,069) compared to ($250,739) for the same period in 2010, an increase of $197,330.  Modified EBITDA for the three months ended September 30, 2011 was $33,373 compared to $47,493 for the same period in 2010, an decrease of $14,120.

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Net loss	$(706,109)	$(776,474)	$(2,750,300)	$(1,737,373)
Add back interest expense, net of interest income	25,004	28,310	103,238	135,912
Add back depreciation and amortization	182,030	90,308	472,659	245,543
Add back stock-based compensation	532,448	705,349	1,726,334	1,105,179
Modified EBITDA	$33,373	$47,493	$(448,069)	$(250,739)

Cash Flow Used by Operating Activities
Operating activities used cash of $830,988 for the nine months ended September 30, 2011, compared to use of cash of $264,134 for the same period in 2010.  The increase in cash used during the nine months ended September 30, 2011 was primarily due to an increase in accounts receivable and chemical inventory to service the increased sales and the net loss.

Cash Flow Used in Investing Activities
Investing activities used cash of $836,277 for the nine month period ended September 30, 2011, compared to a use of cash of $534,989 for the nine month period ended September 30, 2010.  The cash used in investing activities was a result of the cash used for the acquisition of new delivery and field service vehicles and the purchase of additional field equipment including storage tanks, containment storage devices, and chemical delivery pumps in 2011.

Cash Flow Provided by Financing Activities
Financing activities generated cash of $1,400,287 for the nine month period ended September 30, 2011, compared to $896,323 for the nine month period ended September 30, 2010.  The increase in cash generated from financing activities during the nine months ended September 30, 2011, was a result of proceeds from the sales of units in a private placement of $815,440, net of fees and borrowing to acquire new vehicles.

Liquidity and Capital Resources
As of September 30, 2011, our total assets were $6,966,646 and our total liabilities were $6,050,181.  We had cash of $264,312, current assets of $3,995,365, and current liabilities of $4,558,931 as of September 30, 2011.  We had negative working capital of $563,566 on that date.  We will require additional funds to implement our growth strategy.  To date, we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements.  We expect this situation to continue for the foreseeable future.  We anticipate that we will have negative cash flows during the six months.  Funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares.  There is still no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock.  Furthermore, we may continue to be unprofitable.

Working Capital
We estimate that our general operating expenses for the next twelve month period will remain at their current levels of 2011 for professional and consulting fees, salaries, telephone, office and warehouse rent, and ongoing legal, accounting, and audit expenses to comply with our reporting responsibilities as a public company under the Securities Exchange Act of 1934, as amended.  Any increase in general operating expenses will be due to increases in field operating personnel, travel and international expenses as the demands from current and new customers increase.  Specifically, we expect to continue to increase the size of our operating personnel during 2011 as we increase our presence in the East and South Texas regions as well as expansion plans in place for increases in sales in the Southeast Oklahoma and Arkansas regions.

Cash Requirements
Our plan of operations for the next 12 months involves the growth of our production and completion petrochemical business through the expansion of regional sales, and the research and development of new chemical and analytical services in areas of waste remediation, water treatment and specialty biodegradable cleaning compounds.  As of September 30, 2011, our company had cash of $264,312 and a working capital deficit of ($563,566).

We incurred a net loss of $2,750,300 and $706,109 for the nine and three month periods ended September 30, 2011, respectively.  We estimate that our needs for additional capital for the next twelve month period to be $3,000,000 to $5,000,000.  However, if our operating expenses or capital expenditures exceed estimates, we will require additional monies during the next twelve months to execute our business plan.  To date, we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements.  We expect this situation to continue for the foreseeable future.  There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares.  There is still no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock.  Further, we may continue to be unprofitable in the foreseeable future.

We can offer no assurance that our company will generate cash flow sufficient to achieve profitable operations or that our expenses will not continue to exceed our projections.  If our expenses exceed estimates, we will require additional monies during the next twelve months to execute our business plan.  There are no assurances that we will be able to obtain funds required for our continued operation.  There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease the operation of our business.

Going Concern
Due to our net losses, negative cash flow and negative working capital, in their report on our audited financial statements for the year ended December 31, 2010 our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.

We have historically incurred losses and through September 30, 2011 these losses total $12,902,246 since our inception. Because of these historical losses, we will require additional working capital to develop our business operations.  We intend to raise additional working capital through private placements, public offerings, bank financing and/or advances from related parties or shareholder loans.

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

ITEM 3. – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4T. – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report, being September 30, 2011, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s President and Chief Executive Officer. Based upon that evaluation, our company’s President and Chief Executive Officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1. – LEGAL PROCEEDINGS

Not applicable.

ITEM 2. – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

For the nine months ended September 30, 2011, we received proceeds of $765,439 from sales of 11,507,155 units in a private placement. Each unit consisted of one share of common stock, one warrant for the purchase of share of common stock at an exercise price of $0.25 for a period of one year, and a warrant for the purchase of a share of common stock at an exercise price of $0.75 for a period of one year beginning on the first anniversary of the issuance of the warrant. Each purchaser of the Securities represented to the Company that such purchaser is an “accredited investor” within the meaning of Rule 501 of Regulation D. We sold these unregistered securities in accordance with Rule 506 of Regulation D under the Securities Act of 1933, as amended. Proceeds were used for working capital to fund continuing operations.

ITEM 3. – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. – (REMOVED AND RESERVED)

ITEM 5. – OTHER INFORMATION

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
__________
*Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESP RESOURCES, INC.

Date: November 14, 2011	By:	/s/ David Dugas
David Dugas
Chief Executive Officer and Director
(Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

ESP RESOURCES, INC.

Date: November 14, 2011	By:	/s/ David Dugas
David Dugas
Chief Executive Officer and Director
(Principal Executive Officer and Principal Financial Officer)

Date: November 14, 2011	By:	/s/ Tony Primeaux
Tony Primeaux
Director

Date: November 14, 2011	By:	/s/ William M Cox
William M. Cox
Director