Form 10-K
period 2011-12-31
ESP Resources, Inc.
filed 2012-03-22
CIK 1346526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________to_______

Commission file number 000-52506

ESP RESOURCES, INC.
(Name of small business issuer in its charter)

Nevada	98-0440762
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

111 Lions Club Street, Scott, LA	70583
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (337) 706-7056

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12-months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-Accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes  ☐    No  ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2011: $11,458,198.

Number of the issuer’s Common Stock outstanding as of March 16, 2012: 111,362,067

Documents incorporated by reference: None

PART I

ITEM 1 - BUSINESS

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

In this annual report, unless otherwise specified, all references to “common shares” refer to the common shares of our capital stock.

Corporate History

We were incorporated on October 27, 2004, in the State of Nevada.  Our principal offices are located at 111 Lions Club Street, Scott, LA  70583.

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

Any reference herein to “ESP Resources”, the “Company”, “we”, “our” or “us” is intended to mean ESP Resources, Inc., a Nevada corporation, including our wholly-owned subsidiary, ESP Petrochemicals, Inc., unless otherwise indicated.

Our Business

We are a custom formulator of specialty chemicals for the oil and gas industry.  We offer analytical services and essential custom-blended oil and gas well chemicals which improve production yields and overall efficiencies.  Our mission is to provide applications of surface chemistry to service all facets of the fossil energy business via a high level of innovation.  We focus our efforts on solving problems at the drilling site or well with a highly complex integration of chemicals and processes to achieve the highest level of quality petroleum output.  Constant management of our chemical applications at the drilling site or well, continuous monitoring of the productivity and outflow levels of oil & gas and listening to our customers with their changing demands and applying our skills as chemical formulators enables us to measure the impact we have in our business.

We act as manufacturer, distributor and marketer of specialty chemicals and supply specialty chemicals for a variety of oil and gas field applications including killing bacteria, separating suspended water and other contaminants from crude oil, separating the oil from the gas, pumping enhancement, pumping cleaning, as well as a variety of fluids and additives used in the drilling and production process.  At each well that is in production, there exist a number of factors that make each site unique.  These include the depth of the producing formation, the bottom-hole temperature of the producing well, the size of the well head through which the producing fluids flow, the size and pressure ratings of the production equipment, including the separators, heater-treaters, compression equipment, size of production tubulars in the wellbore, size of the storage tanks on the customers’ location, and pressure ratings of the sales lines for the oil and gas products.  Wells that are operating short distances from each other in the same field can have very different characteristics.  This variance in operating conditions, chemical makeup of the oil, and the usage of diverse equipment requires a very specific chemical blend to be used if maximum drilling and production well performance is to be attained.

Our customers are typically the oil and gas exploration customers who plan and finance the well, drill the well and then operate the well through the point of full depletion.  Of the various stages involved in the development of an oil and gas well, we offer our products and services to our customers in principally two main areas: completion petrochemicals and production petrochemicals.

Completion Petrochemicals

Our completion petrochemicals are primarily used during the completion stage of oil or gas wells that are drilled in various shale formations in the United States.  After a well is drilled, we deliver a specialized chemical equipment trailer, or chemical delivery unit, that is used in the pumping of chemicals during the hydraulic fracturing process.  Hydraulic fracturing, or fracking, is a technology used to inject a fluid into a well to create fractures in the minerals containing the oil or gas.  Usually the fluid is water, sand, and chemical additives.  Our chemical delivery units pump chemicals to treat the fluids used in the completion of the oil and gas wells during the fracking process.  Each unit consists of a trailer mounted pumping system with associated power generation components, a chemical supply trailer, safety and spill prevention equipment, communication devices, and computerized reporting equipment.

The units pump treatment chemicals to eliminate the bacteria contamination present in the fluids used in the fracking process.  We have developed a specialized chemical formulation that is intended to provide for a longer term bacteria-contamination elimination time frame than what is currently supplied by our competitors.  The longer term time frame is designed to provide our customers significant cost savings in the removal treatment of contaminants from the oil and gas well-stream once the well has been placed into production.

Once the completion works is concluded at the well, which typically takes between 2-5 days, our chemical delivery units are moved out of the location and sent back to the appropriate district office for the next completion job.

Production Petrochemicals

After a well has been completed and placed into production, we supply production chemicals and services that are designed to be administered throughout the life of the well.  Through the utilization of over 100 base chemicals, we replicate well conditions, analyze the properties of the well, determine the precise mix of chemicals to treat the well and then inject the chemicals in small batches via our specialized equipment.  Our production petrochemicals include, but are not limited to, drilling chemicals, waste remediation chemicals, cleaners and waste treatment chemicals as follows:

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

Our first goal is to solve our customers’ problem at the well and optimize drilling or production and, secondly, the sale of product.  Typically, our service personnel may gather information at a well and enter this data into the analytical system at each of our five (5) respective district offices located in Scott, Louisiana; Pharr, Texas; Victoria, Texas; Guy, Arkansas or Longview, Texas.  The analytical system provides testing parameters and reproduces conditions at the wellhead.  This allows our technical team and chemists to design and test a new chemical blend in a very short period of time.  In many cases, a new blend may be in service at the well in as little as 24 hours.

Once the chemical blend has been formulated and determined, the chemical is placed in service at the wellhead of the customer by delivering a storage tank, called a “day tank”, at the customer’s well-site location and filling the tank with the custom blended chemicals.  The tank is tied to a pressure pump that provides the pumping capacity to deliver the chemical into the wellhead for the customer.  This unique process shortens the chemical development time frame from what might have been as long as two months or more to a few days or hours.  Management believes that the service, response times and chemical products that the Company strives to provide its customers is a differentiating factor within the industry.

Competition

Currently, the market distribution is shared by very few large participants, namely, Baker Petrolite (a Baker Hughs company), Nalco Energy Services (an Ecolab company), Champion Technologies, Inc., X-Chem, CESI Chemicals, Inc., BJ Services (a Baker Hughes company) and Multi-Chem Group (a Halliburton company).  There are also many small to medium sized businesses that are regionally located.  To be competitive in the industry, we will need to continually enhance and update our chemical processes and technologies that address the evolving needs of our customers for increased production efficiency.  We continue to allocate resources toward the development of new chemical processes to maintain the efficacy of our technology and our ability to compete so that we can continue to grow our business.

Our competitive strategy is to provide better service and response times, combined with superior chemical solutions that can be translated into savings for our customers.  We believe that we are able to solve these problems due to the following competitive advantages:

●	Personalized service;
●	Expedited field analysis; and
●	Convenience and access to the best available market rates and products that we can produce and identify that are currently offered by our suppliers for our customers.

Additionally, new companies are constantly entering the market.  This growth and fragmentation could also have a negative impact on our ability to obtain additional market share.  Larger companies which have been engaged in this business for substantially longer periods of time may have access to greater financial resources and industry relationships.  These companies may have greater success in recruiting and retaining qualified employees in specialty chemical manufacturing and marketing, which may give them a competitive advantage.

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

Number of Employees

On December 31, 2011, we had 43 full-time employees.  We expect to increase the number of employees as we implement our business objectives and expand our management team.  None of our employees are represented by a labor union or covered by a collective bargaining agreement.  The management of our company is comprised of a team of highly skilled and experienced professionals, and we focus on training and professional development for all levels of employees and on hiring additional experienced employees.  We believe that our relations with our employees are good.

ITEM 1A - RISK FACTORS

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

The laws, regulations, policies or current administrative practices of any government body, organization or regulatory agency in the United States or any other jurisdiction, may be changed, applied or interpreted in a manner which will fundamentally alter the ability of our company to carry on our business.  The continued media attention toward the use of hydraulic fracturing of oil & gas wells by our customers could adversely impact governmental regulations in the states in which we provide our fracking chemicals and have a negative impact on our business.

The actions, policies or regulations, or changes thereto, of any government body or regulatory agency, or other special interest groups, may have a detrimental effect on us. Any or all of these situations may have a negative impact on our ability to operate and/or our profitably.

We may be unable to retain key personnel and there is no guarantee that we could find a comparable replacement.

We may be unable to retain key employees or consultants or recruit additional qualified personnel. Our limited personnel means that we would be required to spend significant sums of money to locate and train new employees in the event any of our employees resign or terminate their employment with us for any reason.  We are largely dependent on the continued service of our President and CEO, David Dugas.  We may not have the financial resources to hire a replacement if we lost the services of Mr. Dugas.  The loss of service of Mr. Dugas could therefore significantly and adversely affect our operations.

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

We have certain concentrations within our customer base, and the loss certain customers could have a material adverse impact on our business.

As of December 31, 2011, we had a total of 73 customers, three of which are major customers that together account for 61% of accounts receivable at December 31, 2011 and 57% of the total revenues earned for the year ended December 31, 2011.  The loss of one of our major customers would have a serious material negative economic impact on our company and our ability to continue. There is no guarantee that we could replace one of these customers and if we were able to replace them, there is no guarantee that the revenues would be equal.

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

Competition for skilled personnel in the oil and gas services industry is significant. This competition may make it more difficult and expensive to attract, hire and retain qualified managers and employees. The Company’s inability to attract skilled management personnel and other employees as needed could have a material adverse effect on the Company’s business, operating results and financial condition. The Company’s arrangement with its current employees is at will, meaning its employees may voluntarily terminate their employment at any time. The Company anticipates that the use of stock options, restricted stock grants, stock appreciation rights, and phantom stock awards will be valuable in attracting and retaining qualified personnel. However, the effects of such plan cannot be certain.

At the current time, our consolidated operations are not profitable.

From inception through to December 31, 2011, we have incurred aggregate losses of $14,447,660.  To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred losses totaling $4,325,514 for the year ended December 31, 2011. As of December 31, 2011, we had negative working capital of $713,501.  There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the general economic cycle, the market price of oil and gas and exploration and development costs.  There is no assurance that actual cash requirements will not exceed our estimates.  In particular, additional capital may be required in the event that costs increase beyond our expectations, such as cost of products sold or research and development cost, or we encounter greater costs associated with general and administrative expenses or offering costs.

We are dependent on outside capital to continuously fund any cash flow deficits and expect this to continue until we are profitable.

Until we can reach a significant level of profitability, we will depend almost exclusively on outside capital to pay for the continued growth of our business. Such outside capital may include the sale of additional stock and/or commercial borrowing. Capital may not continue to be available if necessary to meet our continuing operational needs or, if the capital is available, that it will be on terms acceptable to us.  Any future capital investments could dilute or otherwise materially and adversely affect the holdings or rights of our existing shareholders. In addition, new equity or convertible debt securities issued by us to obtain financing could have rights, preferences and privileges senior to our common stock. The issuance of additional equity securities by us would result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. We cannot give you any assurance that any additional financing will be available to us, or if available, will be on terms favorable to us.

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

Our common stock currently trades on a limited basis on the OTC Bulletin Board. Trading of our stock through the OTC Bulletin Board is highly volatile. There is no assurance that a sufficient market will continue develop in our stock, in which case it could be difficult for shareholders to sell their stock. The market price of our common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of our competitors, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

The market for penny stocks has experienced numerous frauds and abuses that could inadvertently and adversely impact investors in our stock.

The Company is aware that that the market for penny stocks has suffered from patterns of fraud and abuse.  Such patterns include:

●	Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;
●	Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;
●	"Boiler room" practices involving high pressure sales tactics and unrealistic price projections by sales persons;
●	Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and
●
Wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

Because we are not subject to compliance with rules requiring the adoption of certain corporate governance measures, our stockholders have limited protection against interested director transactions, conflicts of interest and similar matters.

The Sarbanes-Oxley Act of 2002, as well as rule changes proposed and enacted by the SEC, the New York and American Stock Exchanges and the Nasdaq Stock Market, as a result of Sarbanes-Oxley, require the implementation of various measures relating to corporate governance.  These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities that are listed on those exchanges or the Nasdaq Stock Market.  Because we are not presently required to comply with many of the corporate governance provisions and because we chose to avoid incurring the substantial additional costs associated with such compliance any sooner than legally required, we have not yet adopted these measures.

Only one of our directors is an independent director.  We do not currently have independent audit or compensation committees.  As a result, these directors have the ability, among other things, to determine their own level of compensation.  Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest, if any, and similar matters and investors may be reluctant to provide us with funds necessary to expand our operations.

We intend to comply with all corporate governance measures relating to director independence as and when required.  However, we may find it very difficult or be unable to attract and retain qualified officers, directors and members of board committees required to provide for our effective management as a result of Sarbanes-Oxley Act of 2002.  The enactment of the Sarbanes-Oxley Act of 2002 has resulted in a series of rules and regulations by the SEC that increase responsibilities and liabilities of directors and executive officers.  The perceived increased personal risk associated with these recent changes may make it more costly or deter qualified individuals from accepting these roles.

For all of the foregoing reasons and others set forth herein, an investment in our securities in any market that may develop in the future involves a high degree of risk.

ITEM 1B - UNRESOLVED STAFF COMMENTS

There are no unresolved staff comments.

ITEM 2 - PROPERTIES

We own no real property and currently lease our office space. Our principal executive offices are located at 111 Lions Club Street, Scott, LA 70583.  Our telephone number is (337) 706-7056.

In March 2008, the Company entered into a five-year lease requiring monthly payments of $8,750. The Company has the option to renew the lease for a subsequent five-year term with monthly rent of $9,500. The Company also had the option to buy the facilities during the second year of the lease for the consideration of $900,000 which it had not exercised.  The Company has the option to purchase the building during the remainder of the initial term of the lease for an increased amount.

The landlord agreed to construct a laboratory building on the premises and a tank filling area and the Company agreed to pay the landlord an additional $20,000 at the end of the initial five year lease period if it does not renew the lease for the second five year term. The Company amortized the additional costs over the initial period of the lease.

We also have long-term lease for various district offices in Pharr Texas, Longview Texas and Guy Arkansas. These leases have remaining terms from February 2013 to March 2014 with monthly rent of $2,400 to $4,000 or an aggregate monthly rent of $10,150.

ITEM 3 - LEGAL PROCEEDINGS

On January 24, 2011, the Securities and Exchange Commission filed a complaint in which the Company, along with Christopher Metcalf and Bozidar Vukovich, was named. The complaint alleges that the defendants in the complaint violated Section 17(a) of the Securities Act, 15 U.S.C. § 77q(a), Section 10(b) of the Exchange Act, 15 U.S.C. §78j(b), and Rule 10b-5, 17. C.F.R §§ 240.10b-5.  The only relief sought against the Company is a judgment enjoining the Company from violating those sections of the Securities Act, Exchange Act and Rule 10b-5 in the future.  On October 18, 2011, the Company entered into a consent with the Securities and Exchange Commission which resolves any claims asserted in the complaint.

On June 11, 2011, a former employee and shareholder in Turf Chemical filed a wrongful dismissal suit against the Company in United State District court for South district of Texas McAllen Division.  The Company believes the suit is without merit and will defend the suit.

We know of no other material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4.- SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS ANDISSUER PURCHASES OF EQUITY SECURITIES

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

	OTC Bulletin Board (1)
Quarter Ended	High	Low
December 31, 2011	$0.20	$0.11
September 30, 2011	$0.14	$0.11
June 30, 2011	$0.18	$0.10
March 31, 2011	$0.23	$0.13
___________
(1)
OTC Bulletin Board quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.  The transfer agent and registrar for our common stock is American Stock Transfer and Trust Company, LLC.  As of the date of this report, we had approximately 200 shareholders of record, not including those common shares held in street name.

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

Equity Compensation Plan Information and Stock Options

Stock Option Awards

On June 1, 2011, through the Board of Directors, the Company granted non-statutory options to purchase 5,000,000 shares each to two directors (one of whom is also the CEO of the Company). These options were granted with an exercise price equal to $0.14 per share. The stock price on the grant date was $0.125 per share. The options have a fair value of $1,211,305. The options were valued using the Black-Scholes option pricing model with the following assumptions: stock price on the measurement date of $0.125; warrant term of 6 years; expected volatility of 185% and discount rate of 1.60%. These options vest 20% on the commencement date, 20% on December 1, 2011 and 20% on the remaining 2 years anniversary of the vesting commencement date.

On June 24, 2011, through the Board of Directors, the Company granted non-statutory options to purchase 1,200,000 shares to two employees. These options were granted with an exercise price equal to $0.15 per share. The options have a fair value of $122,557. The options were valued using the Black-Scholes option pricing model with the following assumptions: stock price on the measurement date of $0.12; term of 5 years; expected volatility of 162%-189%% and discount rate of 0.74%. The stock price on the grant date was $0.12 per share. These options vest 25% each year on the anniversary of the grant date.

On July 29, 2011 the Board of Directors approved the issuance of 400,000 stock options to various employees of the Company. The stock options have an expiration of ten years from the grant date and an exercise price of $0.14 which was the market price of the Company’s common stock on the grant date. The options have a fair value of $51,899 . The options were valued using the Black-Scholes option pricing model with the following assumptions: stock price on the measurement date of $0.14; term of 10 years; expected volatility of 184% and discount rate of 1.50%. The stock price on the grant date was $0.14 per share. The options vest immediately.

On October 1, 2011, through the Board of Directors, the Company granted non-statutory options to purchase 2,000,000 shares to a director/officer of the Company as part of a new employment agreement. These options were granted with an exercise price equal to $0.12 per share and vest immediately. The stock price on the grant date was $0.115 per share. The options have a fair value of $220,880. The options were valued using the Black-Scholes option pricing model with the following assumptions: stock price on the measurement date of $0.115; warrant term of 5 years using the SEC safe harbor rules; expected volatility of 184% and discount rate of 0.87%.

Stock option activity summary covering options is presented in the table below:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (years)
Outstanding at December 31, 2008
Granted	12,000,000	$0.15	10.00
Exercised	-	-	-
Expired/Forfeited	-	-	-
Outstanding at December 31, 2010	12,000,000	$0.15	9.73
Granted	13,600,000	$0.14	8.95
Exercised	-	-	-
Expired/Forfeited	-	-	-
Outstanding at December 31, 2011	25,600,000	$0.14	8.85
Exercisable at December 31, 2011	14,700,000	$0.14	8.97

The 13,600,000 options that were granted during year 2011 had a weighted average grant-date fair value of $0.14 per share. During the year ended December 31, 2011, The Company recognized stock-based compensation expense of $1,616,676 related to stock options. As of December 31, 2011, there was approximately $698,041 of total unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a weighted-average period of approximately 3 years. The aggregate intrinsic value of these options was $71,459 at December 31, 2011.

The 12,000,000 options that were granted during year 2010 had a weighted average grant-date fair value of $0.11 per share. During the year ended December 31, 2010, The Company recognized stock-based compensation expense of $633,973 related to stock options. As of December 31, 2010, there was approximately $710,255 of total unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a weighted-average period of approximately 2 years.

The fair value of the options granted during the years ended December 31, 2011 and 2010 was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2011	2010
Market value of stock on grant date	$0.12 - 0.14	$0.12
Risk-free interest rate (1)	0.74% - 1.60%	2.61%
Dividend yield	0.00%	0.00%
Volatility factor	162% - 189%	158%
Weighted average expected life (2)	55 years	6 years
Expected forfeiture rate	0.00%	0.00%

(1)	The risk-free interest rate was determined by management using the U.S. Treasury zero-coupon yield over the contractual term of the option on date of grant.
(2)	Due to a lack of stock option exercise history, the Company uses the simplified method under SAB 107 to estimate expected term.

DIRECTOR COMPENSATION

Compensation of Directors

We currently have no formal plan for compensating our directors for their services in their capacity as directors, although we may elect to issue stock options to such persons from time to time.  Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our Board.  Our Board may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers.  We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the Board or a committee thereof.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2011 about the securities issued, or authorized for future issuance, under our equity compensation plans, including the 2011 Stock Option and Incentive Plan:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options (a)	Weighted-Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders	12,000,000	$0.15	-
2011 Stock Incentive Plan approved by security holders on July 29, 2011	-	-	5,000,000
Total	12,000,000	$0.15	5,000,000

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None

ITEM 6 - SELECTED FINANCIAL DATA

The following financial data is derived from, and should be read in conjunction with, the “Financial Statements” and notes thereto. Information concerning significant trends in the financial condition and results of operations is contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Selected Historical Data

	December 31,
	2011	2010
Total Assets	$6,912,385	$4,845,901
Total Liabilities	$6,165,393	$3,913,570
Total Stockholders' Equity	$746,992	$932,331
Net Working Capital	$(713,501)	$74,453
Revenues (1)	$11,132,243	$5,477,359
Loss from operations (1)	$(3,924,885)	$(1,935,760)
Net Loss (1)	$(4,325,514)	$(2,271,780)

(1) Information on the results of operations for the years ended December 31, 2011 and 2010.

ITEM 7 - MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Use of Generally Accepted Accounting Principles (“GAAP”) Financial Measures

We use GAAP financial measures in the section of this report captioned “Management’s Discussion and Analysis or Plan of Operation” (MD&A), unless otherwise noted.  All of the GAAP financial measures used by us in this report relate to the inclusion of financial information.  This discussion and analysis should be read in conjunction with our financial statements and the notes thereto included elsewhere in this annual report.  All references to dollar amounts in this section are in United States dollars, unless expressly stated otherwise.  Please see our “Risk Factors” for a list of our risk factors.

Overview

This subsection of MD&A provides an overview of the important factors that management focuses on in evaluating our businesses, financial condition and operating performance, our overall business strategy and our earnings for the periods covered.

Result of Operations

Year ended December 31, 2011 as Compared to Year ended December 31, 2010

The following table summarizes the results of our operations during years ended December 31, 2011 and 2010.

	Year Ended December 31,	Year Ended December 31,	Increase	% Increase
	2011	2010	(Decrease)	(Decrease)

Revenue	$11,132,243	$5,477,359	$5,654,884	103%
Cost of Goods Sold	5,302,840	2,683,069	2,619,771	98%
Gross Profit	5,829,403	2,794,290	3,035,113	109%

General and administrative expenses	8,926,659	4,420,820	4,505,839	102%
Depreciation and amortization	639,027	309,230	329,797	107%

Impairment of Turf Customer list	518,600	-	518,600	100%
Gain on de-recognition of contingent liability	(330,000)		330,000	100%
Loss from Operations	(3,924,883)	(1,935,760)	(1,989,123)	103%
Total Other expense	(400,631)	(336,020)	(64,611)	19%
Net loss	$(4,325,514)	$(2,271,780)	$(2,053,734)	90%

The following table summarizes the results of our operations during three months ended December 31, 2011 and 2010.

	Quarter Ended December 31,	Quarter Ended December 31,	Increase	% Increase
	2011	2010	(Decrease)	(Decrease)

Revenue	$3,596,504	$1,849,387	$1,747,117	94%
Cost of Goods Sold	1,712,863	999,040	713,823	71%
Gross Profit	1,883,641	850,347	1,033,294	122%
General and administrative expenses	2,975,362	1,258,599	1,716,763	136%
Depreciation and amortization	166,368	63,687	102,681	161%

Impairment of Turf Customer list	518,600	-	518,600	100%

Gain on de-recognition of contingent liability	(330,000)		(330,000)	100%
Loss from Operations	(1,446,689)	(471,939)	(974,750)	207%

Total Other expense	(128,525)	(62,468)	(66,057)	106%
Net loss	$(1,575,214)	$(534,407)	$(1,040,807)	195%

Revenues

Revenue for the year-ended December 31, 2011 was $11,132,243, compared to $5,477,359 for the same period in 2010, an increase of $5,654,884, or 103%.  The increase was due to several factors including an expanded customer base in the Southern Louisiana, South Texas, Southeastern Texas and Arkansas regions and an increase in sales volume as a result of increased demand for petrochemical sales and services to customers engaged in the hydraulic fracturing of oil and gas wells.  In addition, the Company increased revenue to several of its existing customers through supply of additional production petrochemical products at its existing customer well-sites.

Revenue for the quarter-ended December 31, 2011 was $3,596,504, compared to $1,849,387 for the same period in 2010, an increase of $1,747,117, or 94%. The increase was due to expanded sales coverage in each of the Company’s districts as well as increased sales volume from the addition of completion petrochemical sales and services to customers engaged in the hydraulic fracturing of oil and gas wells.  In addition, the Company increased revenue to several of its existing customers through supply of additional production petrochemical products at its existing customer well-sites.

Gross Profit

The Company’s gross profit, as a percentage of revenue for the year, was 52.0% compared to 51.0% for the same period in 2010, an increase of 1%.  The increase in gross margin was a result of an increase in purchases of raw materials used in the Company’s operations which reduced cost on a per unit basis and added greater efficiency in the delivery of these raw materials resulting in an overall reduction in the Company’s service delivery cost.  In addition, gross margin was higher for certain petrochemical components used to service the Company’s customers engaged in the hydraulic fracturing of oil and gas wells, as compared to other products.  These certain petrochemical components made up a greater percentage of sales in 2011, as compared to same period in 2010.

The Company’s gross profit, as a percentage of revenue for the quarter, was 52% compared to 46% for the same period in 2010, an increase of 6%. This increase is the result of better costing economics from increased purchases of raw materials on a per unit basis used in the Company’s operations and greater efficiency in the delivery of these raw materials resulting in an overall reduction in the Company’s service delivery cost.  In addition, the increase in gross margin was a result of increased sales for certain petrochemical components used to service the Company’s customers engaged in the hydraulic fracturing of oil and gas wells, which have a higher gross margin than other petrochemical products.  This service was not offered in the same period in 2010.

General and Administrative Expenses

General and administrative expenses, net of amortization and depreciation, impairment of Turf Customer list and gain on de-recognition of contingent liability increased by $4,505,839, or 102% for the year, compared to the same period in 2010.  The increase in expenses for the year is primarily due to the expansion of the Company’s operating personnel from 22 to 43 employees and the cost of international business development of $377,600 that the company spent on evaluating and developing certain international opportunities.  In addition, the Company opened one new district operating office in Victoria, TX.

The stock based compensation included in the general and administrative expenses was $2,960,428 and $1,359,785 for the years ended December 31, 2011 and 2010, respectively.

The Company recognized an impairment of Turf Customer list in 2011 of $518,600, representing the decline in the revenues generated from the Turf Customer list and the Turf earn out.  The Company recognized a gain on the de-recognition of contingent liability of $330,000.

General and administrative expenses, net of amortization and depreciation, impairment of Turf Customer list and gain on de-recognition of contingent liability, increased by $1,716,763, or 136%, for the quarter ended December 31, 2011, compared to the same period in 2010 due to the expansion in the Company’s operating personnel from 35 to 43 employees and the cost of international business development of $151,331 in evaluating and developing certain international opportunities.

The stock based compensation included in the general and administrative expenses was $1,234,094 and $254,606 for the quarter ended December 31, 2011 and 2010, respectively.

For the quarter ended December 31, 2011 the Company recognized an impairment of Turf Customer list of $518,600, representing the decline in the revenues generated from the Turf Customer list and a Turf earn out.  The Company recognized a gain on the de-recognition of contingent liability of $330,000.

Net Loss

Net loss for the year ended December 31, 2011 was $4,325,514, an increase of $2,053,734 compared to a loss of $2,271,780 for the same period in 2010. The primary reason for the increase in the net loss was as a result of increase in stock based compensation and additional district offices during the year ended December 31, 2011.

Net loss for the quarter ended December 31, 2011 was $1,575,214, an increase of $1,040,807 compared to a loss of $534,407 for the same period in 2010. The primary reason for the increase in the net loss was as a result of increase in stock based compensation and the net change resulting from lower revenues from the Turf Customer list during the year ended December 31, 2011.

Modified EBITDA

Modified Earnings before interest, taxes, depreciation and amortization and impairment of Turf Customer list (“Modified EBITDA”) is a non-GAAP financial measure.  We use Modified EBITDA as an unaudited supplemental financial measure to assess the financial performance of our assets without regard to financing methods, capital structures, taxes or historical cost basis; our liquidity and operating performance over time in relation to other companies that own similar assets and that we believe calculate Modified EBITDA in a similar manner; and the ability of our assets to generate cash sufficient for us to pay potential interest costs.  We also understand that such data are used by investors and shareholders to assess our performance.  However, the term Modified EBITDA is not defined under generally accepted accounting principles and Modified EBITDA is not a measure of operating income, operating performance or liquidity presented in accordance with generally accepted accounting principles.  When assessing our operating performance or liquidity, investors should not consider this data in isolation or as a substitute for net income, cash flow from operating activities, or other cash flow data calculated in accordance with generally accepted accounting principles.  Modified EBITDA decreased from $190,029 for the three months ended December 31, 2010 to $60,944 for the three months ended December 31, 2011.  Modified EBITDA decreased from a loss of $440,696 for the year ended December 31, 2010 to a loss of $381,901 for the year ended December 31, 2011 and is calculated as follows:

	Three	Three
	Months	Months	Year	Year
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
	2011	2010	2011	2010
Net loss	$(1,575,214)	$(534,407)	$(4,325,514)	$(2,271,780)
Add back interest expense, net of interest income	39,946	26,085	143,184	162,069
Add back depreciation and amortization	166,368	63,687	639,027	309,230
Add back impairment of Turf Customer list	518,600	-	518,600	-
Add back amortization debt discount	7,150	-	12,374	-
Add back stock-based compensation	1,234,094	254,606	2,960,428	1,359,785
Deduct gain on de-recognition of contingent liability - Turf	(330,000)		(330,000)
Modified EBITDA	$60,944	$190,029	$(381,901)	$(440,696)

Liquidity and Capital Resources

Cash

As of December 31, 2011, we had $126,456 of cash and cash equivalents, as compared to $531,290 as of December 31, 2010.

Cash Flow

The cash flow for the years ended December 31, 2011 and 2010 are summarized below:

	Year Ended December 31,
	2011	2010

Net cash used in operating activities	$(1,012,766)	$(901,790)
Net cash used in investing activities	(672,572)	(820,335)
Net cash provided by financing activities	1,280,504	2,228,308
Net increase (decrease) in cash	$(404,834)	$506,183

Cash outflows from operations during the year ended December 31, 2011 amounted to $1,012,766 as compared to net cash outflows from operations of $901,790 in the same period of 2010. The increase in cash outflow was due primarily to the increase in inventory, accounts receivable and prepaid expenses.

Our cash outflows used in investing activities during the year ended December 31, 2011 amounted to $672,572 as compared to $820,335 in the same period of 2010.  Cash outflows for the purchase of fixed assets increased to $557,808 for the year ended December 31, 2011 as compared to $520,340 for the same period in 2010.

Our cash inflows from financing activities amounted to $1,280,504 in the year ended December 31, 2011 as compared to $2,228,308 in the same period of 2010. The decrease was principally from net proceeds of private placements amounting to $765,440 in 2011 compared to $1,945,100 in 2010.

Working Capital

We estimate that our general operating expenses for the next twelve month period will remain at their current levels of 2011 for professional and consulting fees, salaries, travel, telephone, office and warehouse rent, and ongoing legal, accounting, and audit expenses to comply with our reporting responsibilities as a public company under the United States Exchange Act of 1934, as amended.  Any increase in general operating expenses will be due to increases in field operating personnel as the demands from current and new customers increase.  Specifically, we will be increasing the size of our operating personnel during 2012 as we increase our presence in the East and South Texas regions as well as expansion plans in place for increases in sales in the Southeast Oklahoma and Arkansas regions.

As of December 31, 2011, our working capital was $(713,501).  We will require additional funds to implement our growth strategy.  To date, we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements.  Even though we anticipate our net loss and negative cash flows to lessen over the coming quarters, we anticipate that we will have to continue to fund our net loss through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares.  There is still no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock.  Furthermore, we may continue to be unprofitable.

Cash Requirements

Our plan of operations for the next 12 months involves the growth of our completion and production petrochemical business through the expansion of district offices, regional sales and analytical services to new and existing customers.  We estimate that our needs for additional capital for the next twelve month period to be $3,000,000.  However, if our operating expenses or capital expenditures exceed estimates, we will require additional monies during the next twelve months to execute our business plan.  As of December 31, 2011, our company had cash of $126,456 and working capital of $(713,501).  We incurred a net loss of $4,325,514 for the year ended December 31, 2011.

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

Going Concern

Due to our net losses, negative cash flow and negative working capital, in their report on our audited financial statements for the year ended December 31, 2011, our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.

We have historically incurred losses, and through December 31, 2011 have incurred losses of $14,477,460 since our inception.  Because of these historical losses, we will require additional working capital to develop our business operations.  We intend to raise additional working capital through private placements, public offerings, bank financing and/or advances from related parties or shareholder loans.

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

As of December 31, 2011, we have not incurred any environmental expenditures.

Derivatives

The valuation of our embedded derivatives and warrant derivatives are determined primarily by the Black-Scholes option pricing model.  An embedded derivative is a derivative instrument that is embedded within another contract.  In the case of a convertible note payable (the host contract), any right to convert the note by the holder, certain default redemption right premiums and a change of control premium (payable in cash if a fundamental change occurs) are each embedded derivative instruments.  In accordance with ASC 815 “Accounting for Derivative Instruments and Hedging Activities”, as amended, these embedded derivatives are marked-to-market each reporting period, with a corresponding non-cash gain or loss charged to the current period.  A warrant derivative liability is also determined in accordance with ASC 815.  Based on ASC 815, warrants which are determined to be classified as derivative liabilities are marked-to-market each reporting period, with a corresponding non-cash gain or loss charged to the current period.  The practical effect of this has been that when our stock price increases so does our derivative liability and resulting in a non-cash loss charge that reduces our earnings and earnings per share.  When our stock price declines, we record a non-cash gain, increasing our earnings and earnings per share.

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

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed

The Company reviews its long-lived assets and identifiable finite-lived intangibles for impairment on an annual basis and whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  The first step of the impairment test, used to identify potential impairment, compares undiscounted future cash flows of the asset or asset group with the related carrying amount. If the undiscounted future cash flows of the asset or asset group exceed its carrying amount, the asset or asset group is not considered to be impaired and the second step is unnecessary. If such assets were considered to be impaired, the impairment to be recognized would be measured by the amount by which the carrying amount of the assets exceeds the fair market value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. During the year ended December 31, 2011, we determined that the uncertainty surrounding the revenue stream of those assets acquired in the Turf acquisition was sufficient to trigger an impairment analysis. The undiscounted future cash flows of the customer list acquired in the Turf acquisition did not exceed its carrying value.  Therefore, we completed a discounted cash flow model derived from internal budgets in assuming fair values for the impairment testing. Factors that could change the result of our impairment test include, but are not limited to, different assumptions used to forecast future net sales, expenses, capital expenditures and resources, and liquidity and working capital requirements used in our cash flow models. In addition, selection of a risk-adjusted discount rate on the estimated undiscounted cash flow is susceptible to future changes in market conditions, and when unfavorable, can adversely affect our original estimates of fair value. We have concluded that impairment had existed at December 31, 2011 and has recorded an impairment charge, measured as the amount by which the carrying amount of the long-lived asset exceeds its fair value, of $518,600 for the year ended December 31, 2011.

ITEM 7A - QUANTITATIVE AND QUALITIATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company, as defined by Rule 229.10(f)(1) and are not required to provide the information required by this Item.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

The following financial statements are filed as part of this annual report:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
ESP Resources, Inc.
Scott, Louisiana

We have audited the accompanying consolidated balance sheets of ESP Resources, Inc. and its subsidiaries (collectively, the“Company”) as of December 31, 2011 and 2010, and the consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ESP Resources, Inc. and its subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, The Company has incurred losses and negative cash from operations through December 31, 2011. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 2. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/MaloneBailey, LLP
www.malone-bailey.com
Houston, Texas

March 21, 2012

ESP Resources, Inc.
Consolidated Balance Sheets
December 31, 2011 and 2010

	December 31,	December 31,
	2011	2010

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$126,456	$531,290
Restricted cash	192,198	77,434
Accounts receivable, net	1,920,933	1,580,151
Inventories	1,571,889	731,032
Prepaid expenses and other current assets	360,525	157,356

Total current assets	4,172,001	3,077,263

Property and equipment, net of accumulated depreciation of $750,519 and $419,027, respectively	2,690,122	1,024,123
Intangible assets, net of amortization of $397,180 and $214,186 respectively and impairment in 2011 of $518,600	-	700,784
Other assets	50,262	43,731

Total assets	$6,912,385	$4,845,901

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,574,521	$1,252,787
Factoring payable	1,642,285	749,586
Accrued expenses	387,465	436,321
Due to related parties	76,286	58,139
Guarantee liability	120,000	120,000
Short-term debt	270,528	110,118
Current maturities of long-term debt	701,016	247,578
Current portion of capital lease obligation	113,401	28,281

Total current liabilities	4,885,502	3,002,810

Long-term debt (less current maturities)	1,032,135	484,817
Capital lease obligations (less current maturities)	191,319	46,943
Contingent consideration payable for acquisition of Turf	31,437	350,000
Deferred lease cost	25,000	29,000

Total liabilities	6,165,393	3,913,570

STOCKHOLDERS' EQUITY
Common stock - $0.001 par value, 350,000,000 shares authorized, 110,000,008 and 87,488,558 shares issued and outstanding, respectively	110,000	87,489
Preferred stock - $0.001 par value, 10,000,000 shares authorized in 2011, zero outstanding	-	-
Additional paid-in capital	15,115,452	11,022,788
Subscription receivable	(1,000)	(26,000)
Accumulated deficit	(14,477,460)	(10,151,946)

Total stockholders' equity	746,992	932,331

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,912,385	$4,845,901

The accompanying notes are an integral part of these consolidated financial statements.

ESP Resources, Inc.
Consolidated Statements of Operations
For the Years Ended December 31, 2011 and 2010

	December 31,
	2011	2010

SALES, NET	$11,132,243	$5,477,359
COST OF GOODS SOLD	5,302,840	2,683,069

GROSS PROFIT	5,829,403	2,794,290

General and administrative	8,926,659	4,420,820
Depreciation and amortization	639,027	309,230
Impairment of Turf Customer list	518,600	-
Gain on de-recognition of contingent liability Turf	(330,000)	-

LOSS FROM OPERATIONS	(3,924,883)	(1,935,760)

OTHER INCOME (EXPENSE)
Interest expense	(143,241)	(162,069)
Factoring fees	(243,855)	(117,139)
Amortization of debt discount	(12,374)	-
Other expense, net	(1,218)	(56,908)
Interest income	57	96

Total other expense	(400,631)	(336,020)

NET LOSS	$(4,325,514)	$(2,271,780)

NET LOSS PER SHARE (basic and diluted)	$(0.04)	$(0.03)

WEIGHTED AVERAGE SHARES OUTSTANDING	102,393,813	67,058,813

The accompanying notes are an integral part of these consolidated financial statements

ESP Resources, Inc.
Statement of Stockholders’ Equity (Deficit)
For the Years Ended December 31, 2011 and 2010

	Common stock			Subscription	Accumulated
	Number	Par Value	APIC	Receivable	Deficit	Total
Balance, December 31, 2009	45,185,295	$45,185	$7,398,877	$(1,000)	$(7,880,166)	$(437,104)

Stock based compensation	9,701,688	9,702	1,350,083	-	-	1,359,785

Shares issued in connection with contractual dispute setlement	1,000,000	1,000	129,000	-	-	130,000

Shares issued in connection with note payable conversion	2,180,857	2,181	74,149	-	-	76,330

Forgiveness of Related Party Debt			130,000	-	-	130,000

Shares issued with private placement	29,420,718	29,421	1,940,679	-	-	1,970,100

Private placement memorandum receivable				(25,000)	-	(25,000)

Net loss	-	-	-	-	(2,271,780)	(2,271,780)

Balance, December 31, 2010	87,488,558	87,489	11,022,788	(26,000)	(10,151,946)	932,331

Stock based compensation	7,685,000	7,685	2,952,743	-	-	2,960,428

Shares issued for legal services	1,801,495	1,801	248,706	-	-	250,507

Shares issued with private placement	11,885,713	11,886	753,554	-	-	765,440

Shares issued in connection with note payable	515,000	515	63,285	-	-	63,800

Shares issued for cash	624,242	624	74,376	-	-	75,000

Subscription receivable	-	-	-	25,000	-	25,000

Net loss	-	-	-	-	(4,325,514)	(4,325,514)

Balance december 31, 2011	110,000,008	110,000	15,115,452	(1,000)	(14,477,460)	746,992

The accompanying notes are an integral part of these consolidated financial statements.

ESP Resources, Inc. and Subsidiaries
Consolidated Statements of Cash Flow
For the Years Ended December 31, 2011 and 2010

	December 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,325,514)	$(2,271,780)
Adjustments to reconcile net loss to net cash
used for operating activities:
Stock issued for legal services	250,507	-
Common shares issued for current year loss on settlement of contractual dispute	-	15,000
Amortization of debt discount	12,374	75,000
Loss on disposal of assets	97,932	-
Depreciation and amortization, net disposals	639,027	379,382
Bad debt expense	161,567	36,326
Impairment of Turf customer list	518,600	-
Stock based compensation	2,960,428	1,359,785
Reduction in Turf contingency	(330,000)	-
Changes in operating assets and liabilities:
Accounts receivable	(502,349)	(800,774)
Inventory	(840,857)	(440,814)
Prepaid expenses and other current assets	91,930	9,382
Other assets	(6,531)	(16,945)
Accounts payable	308,978	662,988
Accrued expenses	(48,858)	159,160
Accrued expense to related parties	-	(68,500)

CASH USED IN OPERATING ACTIVITIES	(1,012,766)	(901,790)

CASH FLOWS FROM INVESTING ACTIVITIES
Restricted cash	(114,764)	(36,295)
Cash payment for acquisition of Turf	-	(263,700)
Purchase of fixed assets	(557,808)	(520,340)

CASH USED IN INVESTING ACTIVITIES	(672,572)	(820,335)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowing on debt	-	158,013
Repayment of long term debt	(1,024,309)	(221,975)
Repayment of capital leases	(86,347)	(21,692)
Repayment of short-term debt	(134,712)	-
Advances- Related party	18,147	-
Net factoring advances	1,642,285	368,862
Proceeds from sales of units in private placement, net	765,440	1,945,100
Proceeds from sale of stock	75,000	-
Collecton on subscription receivable	25,000	-

CASH PROVIDED BY FINANCING ACTIVITIES	1,280,504	2,228,308

NET INCREASE IN CASH	(404,834)	506,183
CASH AT BEGINNING OF PERIOD	531,290	25,107

CASH AT END OF PERIOD	$126,456	$531,290

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$120,561	$76,184
Non-cash investing and financing transactions:
Forgiveness of debt from related party	$-	$130,000
Notes issued for purchase of property and equipment	1,433,288	20,067
Assets returned and release of notes payable	102,111	-
Value of capitalize lease issued	323,033	-
Debt discount on shares issued with note payable	63,800	-
Stock issued for debt conversion	-	76,330
Shares issued for prior year accural of contractual dispute settlement	-	115,000
Debt issued for insurance	295,122	-

The accompanying notes are an integral part of these consolidated financial statements.

ESP Resources, Inc
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

Note 1 – Basis of Presentation, Nature of Operations and Significant Accounting Policies

Basis of Presentation

ESP Resources, Inc. (“ESP Resources”, and collectively with its subsidiaries, “we, “our” or  the “Company”) was incorporated in the State of Nevada on October 27, 2004. The accompanying consolidated financial statements include the accounts of ESP Resources, Inc. and its wholly owned subsidiaries, ESP Petrochemicals, Inc. (“ESP Petrochemicals”) and ESP Resources, Inc. of Delaware (“ESP Delaware”). ESP Petrochemicals also owns certain assets and liabilities of Turf Chemistry Inc. (“Turf”), a Texas corporation. On September 7, 2011 the Company became a 49% partner in a new entity, ESP Marketing LLC. The Company management will direct the operations of the business and the company will receive 80% of the profits. All significant inter-company balances and transactions have been eliminated in the consolidation. The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America.  Any reference herein to “ESP Resources”, the “Company”, “we”, “our” or “us” is intended to mean ESP Resources, Inc. including the wholly-owned subsidiaries indicated above, unless otherwise indicated.

Nature of the Business

The Company’s current business through its subsidiary ESP Petrochemicals Inc. sells and blends chemicals for use in the oil and gas industry to customers primarily located in the Gulf of Mexico and Gulf States region. ESP Resources previously was in the business of acquisition and exploration of oil and gas properties in North and South America. ESP Delaware, which was incorporated in Delaware in November, 2006, was formed as a holding company for ESP Petrochemicals, Inc. On June 15, 2007, ESP Delaware acquired all of the stock of ESP Petrochemicals Inc.

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed

The Company reviews its long-lived assets and identifiable finite-lived intangibles for impairment on an annual basis and whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  The first step of the impairment test, used to identify potential impairment, compares undiscounted future cash flows of the asset or asset group with the related carrying amount. If the undiscounted future cash flows of the asset or asset group exceed its carrying amount, the asset or asset group is not considered to be impaired and the second step is unnecessary. If such assets were considered to be impaired, the impairment to be recognized would be measured by the amount by which the carrying amount of the assets exceeds the fair market value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. During the year ended December 31, 2011, the Company determined that the uncertainty surrounding the revenue stream of those assets acquired in the Turf acquisition was sufficient to trigger an impairment analysis. The undiscounted future cash flows of the customer list acquired in the Turf acquisition did not exceed its carrying value.  Therefore, the Company completed a discounted cash flow model derived from internal budgets in assuming fair values for the impairment testing. Factors that could change the result of our impairment test include, but are not limited to, different assumptions used to forecast future net sales, expenses, capital expenditures and resources, and liquidity and working capital requirements used in our cash flow models. In addition, selection of a risk-adjusted discount rate on the estimated undiscounted cash flow is susceptible to future changes in market conditions, and when unfavorable, can adversely affect our original estimates of fair value. The Company has concluded that impairment had existed at December 31, 2011 and has recorded an impairment charge, measured as the amount by which the carrying amount of the long-lived asset exceeds its fair value, of $518,600 for the year ended December 31, 2011.

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

Principles of consolidation

The consolidated financial statements include the accounts of ESP Resources and its wholly-owned subsidiaries for the years ended December 31, 2011 and 2010. All significant inter-company transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company had $126,456 and $531,290 cash and cash equivalents at December 31, 2011 or 2010, respectively.

Restricted Cash
Under the terms of the Factoring payable, the Company may obtain advances up to 100 percent of eligible accounts receivable, subject to a 0.75 percent per 15 days factoring fee, with ten percent held in a restricted cash reserve account, which is released to the Company upon payment of the receivable.

Accounts Receivable and Allowance for Doubtful Accounts

The Company generally does not require collateral, and the majority of its trade receivables are unsecured. The carrying amount for accounts receivable approximates fair value.

Accounts receivable consisted of the following as of December 31, 2011 and 2010:

	2011	2010
Trade receivables	$2,070,334	$1,616,477
Less: Allowance for doubtful accounts	(149,401)	(36,326)
Net accounts receivable	$1,920,933	$1,580,151

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

As of December 31, 2011 and 2010, inventory consisted of the following:

	2011	2010
Raw materials	$831,504	$536,351
Finished goods	740,385	194,681
Total inventory	$1,571,889	$731,032

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

Intangible assets – Customer list

The Customer list carrying values are being amortized over a five-year period. Amortization expense for the years ended December 31, 2011 and 2010 was $182,940 and $183,476, respectively.  Additionally, the asset was impaired during the year ended December 31, 2011, see the discussion of Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed above.

Derivatives

The valuation of our embedded derivatives and warrant derivatives are determined primarily by the Black-Scholes option pricing model. An embedded derivative is a derivative instrument that is embedded within another contract, which under the convertible note (the host contract) includes the right to convert the note by the holder, certain default redemption right premiums and a change of control premium (payable in cash if a fundamental change occurs). In accordance with Accounting Standards Codification ("ASC") 815 “Accounting for Derivative Instruments and Hedging Activities”, as amended, these embedded derivatives are marked-to-market each reporting period, with a corresponding non-cash gain or loss charged to the current period. A warrant derivative liability is also determined in accordance with  ASC 815. Based on ASC 815, warrants which are determined to be classified as derivative liabilities are marked-to-market each reporting period, with a corresponding non-cash gain or loss charged to the current period. The practical effect of this has been that when our stock price increases so does our derivative liability and resulting in a non-cash loss charge that reduces our earnings and earnings per share. When our stock price declines, we record a non-cash gain, increasing our earnings and earnings per share.

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

Income Taxes

In accordance with ASC 740 “Accounting for Income Taxes”, the provision for income taxes is computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Concentration

The Company has three major customers that together account for 61% of accounts receivable at December 31, 2011 and 57% of the total revenues earned for the year ended December 31, 2011.

	Accounts
	receivable	Revenue
Customer A	31%	8%
Customer B	15%	21%
Customer C	15%	28%
	61%	57%

The Company has two vendors that accounted for 53% and 16% of purchases during 2011.

The Company had four major customers that together accounted for 49% of accounts receivable at December 31, 2010 and four major customers that together accounted for 39% of the total revenues earned for the year ended December 31, 2010.

	Accounts
	receivable	Revenue
Customer A	5%	11%
Customer B	-%	10%
Customer C	19%	6%
Customer D	15%	4%
Customer E	10%	8%
	49%	39%

The Company has one vendor that accounted 18% of purchases during 2010.

The Company places its cash and cash equivalents with financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. From time to time, the Company’s cash balances exceeded FDIC insured limits. At December 31, 2011, the Company’s uninsured cash balance was $170,000.

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

Advertising

Advertising costs are charged to operations when incurred. Advertising expense for the year ended December 31, 2011 and 2009 were $8,330 and $1,470, respectively.

Basic and Diluted Loss Per Share

Basic and diluted earnings or loss per share (“EPS”) amounts in the consolidated financial statements are computed in accordance Accounting Standard Codification (ASC) 260 – 10 “Earnings per Share”, which establishes the requirements for presenting EPS. Basic EPS is based on the weighted average number of common shares outstanding. Diluted EPS is based on the weighted average number of common shares outstanding and dilutive common stock equivalents. Basic EPS is computed by dividing net income or loss available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Potentially dilutive securities were excluded from the calculation of diluted loss per share, because their effect would be anti-dilutive.

Business Segments

The Company operates on one segment in one geographic location the United States of America and therefore segment information is not presented.

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

The Company incurred no environmental expenses during the years ended December 31, 2011 and 2010, respectively.

Reclassification

Certain accounts in the prior period were reclassified to conform to the current period financial statements presentation.

Note 2 – Going Concern

At December 31, 2011, the company had cash and cash equivalents of $126,456 and deficit working capital of $713,501. The Company believes that its existing capital resources may not be adequate to enable it to execute its business plan. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The Company estimates that it will require additional cash resources during 2011 based on its current operating plan and condition.

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

Note 3 – Factoring Payable

On May 24, 2011, ESP Petrochemical Inc. (EPPI) entered into a Account Receivable Financing agreement with Crestmark Commercial Capital Leading LLC, with an initial term of six months and renewing semi-annually thereafter. The agreement is in the subsequent renewal period. The Company may obtain advances up to 100 percent of eligible accounts receivable, subject to a 0.75 percent per 15 days factoring fee, with ten percent held in a reserve account, which is released to the Company upon payment of the receivable. The agreement is subject to a master note, which limits borrowing to $2,000,000. The master note is payable upon demand, or if no demand is paid, with monthly payments of interest at 1.5%. All outstanding principle plus accrued unpaid interest is due on maturity of the note or when the related invoice is collected. The master note is secured by all inventory, accounts, general intangibles, and equipment of the EPPI. The total borrowing under the agreement at December 31, 2011 was $1,642,285 with $192,198 held in restricted cash in the consolidated balance sheets.

On February 2, 2007, the EPPI entered into a combined account factoring and security agreement with Midsouth Bank, which was terminated by the Company on June 8, 2011. The line of credit was secured by all inventory, accounts, general intangibles, and equipment of the Company and a commercial guarantee of a Company stockholder. The total borrowings under the factoring agreement at December 31, 2010 was $749,586 with $77,434 held in restricted cash in the consolidated balance sheets.

Note 4 – Property and equipment

Property and equipment includes the following at December 31, 2011 and 2010:

	2011	2010
Plant, property and equipment	$1,389,621	$632,159
Vehicles	1,601,003	661,768
Equipment under capital lease	385,806	97,332
Office furniture and equipment	64,211	51,891
	3,440,641	1,443,150
Less: accumulated depreciation	(750,519)	(419,027)
Net property and equipment	$2,690,122	$1,024,123

Depreciation expense was $456,087 and $199,686 for the year ended December 31, 2011 and 2010, respectively. The Company allocated $23,368 and $74,152 of depreciation to cost of goods sold during the year ended December 31, 2011 and 2010, respectively.

Note 5-   Long Term Debt

Long term debt consisted of the following at December 31, 2011 and 2010:

	2011	2010
Note payable to Midsouth Bank dated May 2007. The Note bears interest at 12.0 percent per annum and is payable in monthly installments of $194, maturing May 2012. The note is secured by equipment and deposit accounts.	$898	$2,984
Note payable to Midsouth Bank dated February 2007. The note bears interest at 12.0 percent per annum and is payable in monthly installments of $169, maturing February 2012 The note is secured by equipment and deposit accounts.	-	2,158
Note payable to FMC dated January 2007. The note bears interest at 2.90 percent per annum and is payable in monthly installments of $945, maturing February 2012. The note is secured by a vehicle.	2,837	13,992
Note Payable to FMC dated January 2007. The note bears interest at 2.90 percent per annum and is payable in monthly installments of $902, maturing February 2012. The note is secured by a vehicle.	-	14,213
Note payable to FMC dated January 2007. The note bears interest at 2.90 percent per annum and is payable in monthly installments of $925 maturing February 2012. The note is secured by a vehicle.	2,779	13,706
Note assumed with vehicle purchase, payable to FMC dated December 2006. The note bears interest at 9.90 percent per annum and is payable in installments of $724, maturing December 2011. The notes is secured by a vehicle.	-	8,981
Note payable dated January 1, 2010.The note bears interest at 12.00 per annum and is payable in installments of $150, maturing January 2013. The note is secured by equipment.	1,759	3,240
Note payable for the purchase of a vehicle dated October 19, 2010. The note bears interest at 9.49 percent per annum and is payable in installments of $1,072 maturing in November 2015. The note is secured by a vehicle.	41,951	50,393
Note payable for the purchase of a vehicle dated April 1, 2010. The note bears interest at 7.5 percent per annum and is payable in installments of $872 maturing in January 2015. The note is secured by a vehicle.	30,403	38,229
Unsecured notes payable. The notes bear interest at 5 percent per annum and are due between September 30, 2012 and July 22, 2013	273,000	273,000
Unsecured promissory note payable in connection with the drilling program. The note bears interest at 5 percent per annum and was due April 30, 2009. The note has been extended indefinitely.	86,968	86,968
On February 12, 2009, the Company borrowed $41,415 for the purchase of a vehicle. The note bears interest at 6.75% per year, is secured by the vehicle purchased and is payable in 60 monthly payments of $817.	19,581	27,767
On February 15, 2009, the Company borrowed $4,343 for the purchase of equipment. The note bears interest at 12% per year, is secured by the equipment purchased and is payable 36 monthly payments of $145	269	1,866
On November 10, 2009, the Company borrowed $52,186 for the purchase of a vehicle. The note bears interest at 4.90% per year, is secured by the vehicle purchased and is payable in 60 monthly payments of $982.	31,956	41,912
On November 10, 2009, the Company borrowed $57,372 for the purchase of a vehicle. The note bears interest at 6.25% per year, is secured by the vehicle purchased and is payable in 60 monthly payments of $1,118.	35,671	46,435
Note assumed with the acquisition of Turf Chemicals, Inc. Note assumed with boat purchase, payable to Key Bank dated May 17, 2007. The note bears interest at 10.50% percent per annum and is payable in installments of $481, maturing May 17, 2022. The note is secured by a boat.This note is in default at December 31, 2011 and classified as a current liability.	-	38,295
Note assumed with the acquisition of Turf Chemicals, Inc. Note assumed with vehicle purchase, payable to FMC dated April 2008. The note bears interest at 7.90 percent per annum and is payable in installments of $992, maturing April 2013. The note is secured by a vehicle.	-	25,979
Note assumed with the acquisition of Turf Chemicals, Inc. Note assumed with vehicle purchase, payable to FMC dated April 2008. The note bears interest at 7.99 percent per annum and is payable in installments of $614, maturing April 2013. The note is secured by a vehicle.	-	15,944
Note assumed with the acquisition of Turf Chemicals, Inc. Note assumed with vehicle purchase, payable to FMC dated April 2008. The note bears interest at 7.99 percent per annum and is payable in installments of $458, maturing April 2013. The note is secured by a vehicle.	-	11,447
Note assumed with the acquisition of Turf Chemicals, Inc. Note assumed with vehicle purchase, payable to FMC dated April 2008. The note bears interest at 7.99 percent per annum and is payable in installments of $693, maturing April 2013. The note is secured by a vehicle.	-	14,886

On November 1st and January 24th, 2011, the Company borrowed $49,675 and $52,727 for the purchase of vehicles. The notes bears interest at 7.9% per year, is secured by the vehicle purchased and is payable in 48 monthly payments of $1,214 and $1,289, respectively.	82,163	-
On March 11, 2011, the Company borrowed $166,387 for the purchase of vehicles. The notes has an implied interest at 3.0% per year, is secured by the vehicles purchased and are payable in 48 monthly payments of $3,466.	135,190	-
On March 15, 2011, the Company borrowed $62,067 for the purchase of a vehicle. The note has an implied interest at 3.0% per year, is secured by the vehicle purchased and is payable in 60 monthly payments of $1,035.	52,757	-
On April 25 and 27, 2011, the Company borrowed $76,507 for the purchase of a vehicles. The notes has an implied interest at 3.0% per year, is secured by the vehicles purchased and are payable in 60 monthly payments of $1,376.	68,239	-
On April 18, 2011, the Company borrowed $42,275 for the purchase of a vehicle. The note bears interest at 7.9% per year, is secured by the vehicle purchased and is payable in 60 monthly payments of $858.	38,280	-
On June 9 and June 29, 2011, the Company borrowed $95,074 for the purchase of vehicles. The notes bear interest at 3.0% & 0 % per year, is secured by the vehicles purchased and is payable in 60 Monthly payments of $1,705.	86,133	-
On June 3, 2011 the Company borrowed $75,000 for the purchase of a vehicle. The note bear interest at 10% per year, is secured by the vehicle purchased and is payable in 24 monthly payments of $4,361. In addition the Company issued 225,000 shares of its common stock with a value of $29,250 which has been treated as a debt discount to the loan and is being amortized over the term of the loan.	57,626	-
On July 14 and July 15, 2011 the Company borrowed $150,000 for the purchase of vehicles. The notes bear interest at 10% per year, is secured by the vehicles purchased and is payable in 24 monthly payments of $6,921	121,165	-
On July 20, 2011 the Company borrowed $31,690 for the purchase of equipment. The notes bear interest at a range of 10.5% to 12.0% per year, is secured by the equipment purchased and is payable in 36 monthly payments of $1,039.	27,867	-
On July 28, 2011, the Company borrowed $116,416 for the purchase of vehicles. The notes bear interest at 6.74% per year, is secured by the vehicles purchased and is payable in 36 monthly payments of $3,581.	101,615	-
On July 30, 2011, the Company borrowed $60,229 for the purchase of vehicle. The note bear interest at 7.74% per year, is secured by the vehicle purchased and is payable in 60 monthly payments of $1,217.	57,067	-
On September 13, 2011 the Company borrowed $120,000 for the purchase of a vehicle. The note bear interest at 10% per year, is secured by the vehicle purchased and is payable in 24 monthly payments of $5,537. In addition the Company issued 120,000 shares of its common stock with a value of $15,000 which has been treated as a debt discount to the loan and is being amortized over the term of the loan.	106,274	-
On October 28, 2011 the Company borrowed $120,000 for the purchase of a vehicle. The note bear interest at 10% per year, is secured by the vehicle purchased and is payable in 24 monthly payments of $5,537. In addition the Company issued 120,000 shares of its common stock with a value of $19,550 which has been treated as a debt discount to the loan and is being amortized over the term of the loan.	110,887	-

On October 4, 2011, the Company borrowed $40,225 for the purchase of a vehicle. The note bears interest at 5.9% per year, is secured by the vehicle purchased and is payable in 36 monthly payments of $1,224.	38,166	-
On October 28, 2011, the Company borrowed $38,733 for the purchase of a vehicle. The note has an implied interest of 3.0% per year, is secured by the vehicle purchased and is payable in 36 monthly payments of $1,076.	37,657	-
On November 2, 2011, the Company borrowed $34,058 for the purchase of a vehicle. The note bears interest at 6.4% per year, is secured by the vehicle purchased and is payable in 36 monthly payments of $1,045.	33,195	-
On November 30, 2011, the Company borrowed $62,684 for the purchase of a vehicle. The note bears interest at 6.4% per year, is secured by the vehicle purchased and is payable in 36 monthly payments of $1,923.	62,684	-
On November 21, 2011, the Company borrowed $39,540 for the purchase of a vehicle. The note has an implied interest of 3.0% per year, is secured by the vehicle purchased and is payable in 36 monthly payments of $1,098.	39,540	-

Total	1,784,577	732,395
Less debt discount	(51,426)	-
Less current maturities	(701,016)	(247,578)
Total long-term debt	$1,032,135	$484,817

Maturities are as follows:

2012	$701,016
2013	666,360
2014	285,345
2015	98,179
thereafter	33,677

On February 15, 2011, the Company purchased certain vehicles by issuing secured debt of $102,402 with an annual interest rate of 7.9% and a term of 48 months. On March 11, 2011 the Company purchased certain vehicles by issuing debt of $166,387 with an implied interest rate of 3.0% and a term of 48 months. On March 15, 2011 the Company purchased a vehicle by issuing debt of $62,067 with an implied interest rate of 3.0% and a term of 60 months.

In April, 2011the Company purchased certain vehicles by issuing secured debt of $118,782 with annual interest ranges of 3% to 7.9% and a term of 60 months. In May, 2011 the Company purchased vehicles by issuing debt of $95,074 with an annual interest rate of 3% and a term of 60 months.

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

On June 3, 2011 the Company issued secured debt of $75,000 with an annual interest rate of 10% and a term of 24 months. The debt is secured by the specific assets acquired with the debt. As part of the consideration for making the loan the Company issued 225,000 shares of its common stock with a value of $29,250 which has been treated as a debt discount to the loan and is being amortized over the term of the loan.

On July 14, 2011 the Company purchased certain vehicles by issuing secured debt of $75,000 with an annual interest rate of 10% and a term of 24 months. The debt is secured by the specific assets acquired with the debt.

On July 15, 2011 the Company purchased certain vehicles by issuing secured debt of $75,000 with an annual interest rate of 10% and a term of 24 months. The debt is secured by the specific assets acquired with the debt.

On July 20, 2011 the Company purchased certain equipment by issuing secured debt of $31,690 with annual interest rate ranges of 10.5% and 12.0% and a term of 36 months.

On July 28, 2011 the Company purchased certain vehicles by issuing secured debt of $116,416 with an annual interest rate of 6.74% and a term of 36 months.

On August 13, 2011 the Company purchased certain vehicles by issuing secured debt of $60,229 with an annual interest rate of 7.74% and a term of 60 months.

On September 13, 2011 the Company purchased certain vehicles and equipment by issuing secured debt of $120,000 with an annual interest rate of 10% and a term of 24 months. The debt is secured by the specific assets acquired with the debt. As part of the consideration for making the loan the Company issued 120,000 shares of its common stock with a value of $15,000 which has been treated as a debt discount to the loan and is being amortized over the term of the loan.

On October 4, 2011, the Company borrowed $40,225 for the purchase of a vehicle. The note bears interest at 5.9% per year, is secured by the vehicle purchased.

On October 28, 2011, the Company borrowed $38,733 for the purchase of a vehicle. The note has an implied interest of 3.0% per year, is secured by the vehicle purchased.

On October 28, 2011 the Company purchased certain vehicles and equipment by issuing secured debt of $120,000 with an annual interest rate of 10% and a term of 24 months. As part of the consideration for making the loan the Company issued 120,000 shares of its common stock with a value of $19,500 which has been treated as a debt discount to the loan and is being amortized over the term of the loan.

On November 2, 2011, the Company purchased a vehicle by issuing secured debt of $34,058 with an annual interest rate of 6.4% and a term of 36 months.

On November 21, 2011, the Company purchased a vehicle by issuing secured debt of $39,540 with an implied interest of 3.0% and a term of 36 months.

On November 30, 2011, the Company purchased a vehicle by issuing secured debt of $62,684 with an annual interest of 6.4% and a term of 36 months.

Note 6 – Capitalized leases

ESP Petrochemicals leases certain office equipment, warehouse equipment special purpose equipment and vehicles under capital leases. Long term capitalize lease consisted of the following at December 31, 2011:

	Year	Borrowing	Term in months	Monthly payment	2011
Warehouse equipment	2008	$41,591	58	$819	$10,256
Vehicles	2009-2011	$368,766	21-72	$887-$1,905	175,990
Office equipment	2011	$10,140	24	$260	9,620
Special purpose equipment	2011	$108,853	36	$3,702	108,854

					304,720
less current portion					(113,401)
Total long-term capital lease					$191,319

On June 16, 2011 the Company leased a vehicle by issuing capital lease of $64,213 with a term of 52 months and monthly payment of $1,625.

On October 12, 2011 the Company leased office equipment by issuing capital lease of $10,140 with a term of 24 months and monthly payment of $260.

On December 15, 2011 the Company leased special purpose equipment by issuing capital lease of $108,853 with a term of 36 months and quarterly payment of $11,108.

The future payments under the capital lease are as follows:

2012	$113,401
2013	$78,496
2014	$81,126
2015	$30,335
thereafter	$1,362

Note 7 – Income taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Net deferred tax assets totaling $2,364,563 at December 31, 2011 were offset by a valuation allowance of $2,364,563.  The Company recorded the valuation allowance due to the uncertainty of future realization of federal and state net operating loss carryforwards.  The deferred income tax assets are comprised of the following at December 31:

	2011	2010

Deferred income tax assets:	$2,364,563	$1,211,000
Valuation allowance	(2,364,563)	(1,211,000)
Net total	$0	$0

At December 31, 2011, the Company had net operating loss carryforwards of approximately $5,767,000. The net operating loss carryforwards expire in 2019 through 2021.

The valuation allowance was increased by $1,153,563 during the year ended December 31, 2011.  The current income tax benefit of $2,364,563 and $1,211,000 generated for the years ended December 31, 2011 and 2010, respectively, was offset by an equal increase in the valuation allowance.  The valuation allowance was increased due to uncertainties as to the Company’s ability to generate sufficient taxable income to utilize the net operating loss carryforwards and other deferred income tax items.

The Company's ability to utilize the net operating loss carryforwards in future years will be significantly limited in accordance with the provisions of Section 382 of the Internal Revenue Code, because of the changes in ownership that have occurred in the prior years. The Company's NOL may be further limited should there be any further changes in ownership. As defined in Section 382 of the Internal Revenue Code, the Company who has undergone, or may undergo in the future, a greater than fifty percent ownership change as a result of financing initiatives. Consequently, there may be limitations on the amount of the Company's NOLs which may be utilized to offset future taxable income in any one year.

The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense. As of December 31, 2011, the Company has no unrecognized uncertain tax positions, including interest and penalties.

 Note 8 – Stockholders’ Equity

Private Placement

During the year ended December 31, 2011, we received proceeds of $765,440, net of $66,560 in cash finder’s fees, from the sale of 11,885,713 units in a private placement. Each unit consisted of one share of common stock, one warrant for the purchase of a share of common stock at an exercise price of $0.25 for a period of eighteen months, and one warrant for the purchase of a share of common stock at an exercise price of $0.75 for a period of one year beginning on the first anniversary of the issuance of the warrant. The warrants were valued using the Black-Scholes option pricing model with the following assumptions: stock price on the measurement date of $0.05-$0.17; warrant term of 1-2 years; expected volatility of 156%-158% and discount rate of .33%-2.61%. We issued finder fee warrant of 905,578 with a fair value of $126,140. This warrant has an exercise price of $0.0735 and a term of 3 years. The warrant was valued using the Black-Scholes option pricing model with the following assumptions: stock price on the measurement date of $0.12; warrant term of 3 years; expected volatility of 158%; and discount rate of 0.22%. The proceeds were allocated as follows:

Common stock	$391,981
$0.0735 warrant	126,140
$0.25 warrant	212,266
$0.75 warrant	101,613
Total Proceeds	$832,000

Common stock issued for services

In January and March 2011, the Company issued 325,000 shares of its common stock to a vendor for settlement of payable related to services rendered during the year. The shares were valued at $51,750. .

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

On June 24, 2011 the Company entered into a 3 month consulting agreement. The company issued 230,000 shares of common stock with a fair value of $27,600 and has recognized this amount as stock based compensation expense.

On June 27, 2011 the company entered into a 1 year consulting agreement. Per the terms of the agreement, the Company is to pay a monthly fee of $7,500 and issue 810,000 shares of common stock which are fair valued at $97,200. On November 11, 2011 amended the previous agreement terminating the consulting agreement and agreeing to reduce the number of shares to 405,000 shares which vested immediately. The Company accounted for this change as a cancelation and reissuance of shares and recognized compensation expense of $68,850 on these shares as of December 31, 2011.

In June 2011, the Company issued 400,000 shares of its common stock to vendors and certain employees for services rendered. The shares were valued at $48,000 and recorded as stock compensation expense.

On July 6, 2011 the Company agreed with a vendor to convert $55,000 of payables by issuing 761,111 shares of the Company stock and incurring a loss on settlement of payable related to services rendered during the year of $41,991, the fair value of the shares on conversion was $96,991.

On October 1, 2011, the Company entered into a consulting agreement with a vendor and issued 2,500,000 common shares a fair value of $287,500 and has recognized this amount as stock based compensation expense as consideration.

On October 1, 2011, the Company issued 2,050,000 shares and 2,000,000 options to officers and lenders with a fair value of $235,750 and $220,880 respectively and has recognized this amount as stock based compensation expense
.
On October 28, 2011 the Company purchased certain vehicles and equipment by issuing debt of $120,000 with an annual interest rate of 10% and a term of 24 months. As part of the consideration for making the loan the Company issued 170,000 shares of its common stock with a value of $19,550 which has been treated as a debt discount to the loan and is being amortized over the term of the loan.

On November 7, 2011, the Company entered into a agreement with a vendor to convert $39,846 of payable by issuing 215,384 shares of Company common stock and incurring a loss on settlement of payable related to services rendered during the year$11,846, the fair value of stock was $51,692 .

On December 16, 2011 the Company entered into a lease financing agreement with Veterans Capital by issuing 400,000 common shares as consideration with a fair value of $49,800 and recognized as stock based compensation. The agreement also issued warrants the Company for 1,000,000 shares of common stock with a exercise price of $0.25 per share. The warrants had a fair value of $122,237  valued using the Black-Scholes option pricing model with the following assumptions: stock price on the measurement date of $0.13; warrant term of 5 years; expected volatility of 180% ; and discount rate of 0.86%.

As compensation for the lease financing agreement on December 16, 2011 the Company converted a payable of $62,250 for 500,000 common shares. The placement fee agreement also issued warrants the Company for 333,333 shares of common stock with a exercise price of $0.15 per share. The warrants had a fair value of $29,174  valued using the Black-Scholes option pricing model with the following assumptions: stock price on the measurement date of $0.13; warrant term of 3 years; expected volatility of 167% ; and discount rate of 0.42% and has recognized this amount as stock based compensation expense.

Warrants issued

The following table reflects a summary of Common Stock warrants outstanding and warrant activity during 2011 and 2010:

	Number of warrants	Weighted Average Exercise Price	Weighted Average Term (Years)

Warrants outstanding at December 31, 2010	86,126,672	$0.51	0.5
Granted during the period	5,055,238	0.18	2.11
Exercised during period
Forfeited during the period	(15,864,292)	0.40	-
Warrants outstanding at December 31, 2011	75,317,618	$0.51	0.6

The Common Stock warrants expire in years ended December 31 as follows:

Year	Amount

2012	71,595,713
2013	-
2014	2,055,238
2015	666,667
2016	1,000,000

Total	75,317,618

Stock Option Awards

On July 29, 2011 shareholders approved the 2011 STOCK OPTION AND INCENTIVE PLAN which authorized up to 5,000,000 options shares. Under the plan the exercise price per share for the Stock covered by a Stock Option granted pursuant shall not be less than 100 percent of the Fair Market Value on the date of grant.  In the case of an Incentive Stock Option that is granted to a Ten Percent Owner, the option price of such Incentive Stock Option shall be not less than 110 percent of the Fair Market Value on the grant date. The term of each Stock Option shall be fixed but no Stock Option shall be exercisable more than ten years after the date the Stock Option is granted.  In the case of an Incentive Stock Option that is granted to a Ten Percent Owner, the term of such Stock Option shall be no more than five years from the date of grant.

On June 1, 2011, through the Board of Directors, the Company granted non-statutory options to purchase 5,000,000 shares each to two directors (one of whom is also the CEO of the Company). These options were granted with an exercise price equal to $0.14 per share. The stock price on the grant date was $0.125 per share. The options have a fair value of $1,211,305. The options were valued using the Black-Scholes option pricing model with the following assumptions: stock price on the measurement date of $0.125; warrant term of 6 years; expected volatility of 185% and discount rate of 1.60%. These options vest 20% on the commencement date, 20% on December 1, 2011 and 20% on the remaining 2 years anniversary of the vesting commencement date.

On June 24, 2011, through the Board of Directors, the Company granted options to purchase 1,200,000 shares to two employees. These options were granted with an exercise price equal to $0.15 per share. The options have a fair value of $122,557. The options were valued using the Black-Scholes option pricing model with the following assumptions: stock price on the measurement date of $0.12; term of 5 years; expected volatility of 162%-189%% and discount rate of 0.74%. The stock price on the grant date was $0.12 per share. These options vest 25% each year on the anniversary of the grant date.

On July 29, 2011 through the Board of Directors, the Company granted options to purchase 400,000 stock options to various employees of the Company. The stock options have an expiration of ten years from the grant date and an exercise price of $0.14 which was the market price of the Company’s common stock on the grant date. The options have a fair value of $51,899 which was fully expensed on the date of grant. The options were valued using the Black-Scholes option pricing model with the following assumptions: stock price on the measurement date of $0.14; term of 5 years using the SEC safe harbor rules; expected volatility of 184% and discount rate of 1.50%. The stock price on the grant date was $0.14 per share. The options vest immediately.

On October 1, 2011, through the Board of Directors, the Company granted options to purchase 2,000,000 shares to a director/officer of the Company as part of a new employment agreement. These options were granted with an exercise price equal to $0.12 per share and vest immediately. The stock price on the grant date was $0.115 per share. The options have a fair value of $220,880 which was fully expensed on the date of grant. The options were valued using the Black-Scholes option pricing model with the following assumptions: stock price on the measurement date of $0.115; warrant term of 5years using the SEC safe harbor rules; expected volatility of 184% and discount rate of 0.87%.

On September 21, 2010, through the Board of the Directors, the Company granted non-statutory options to purchase 6,000,000 shares each to two directors (one of whom is also the CEO of the Company).These were granted with an exercise price equal to $0.15 per share. The stock price on the grant date was $0.12.These options vest 33.33% on the commencement date, 33.33% on the first anniversary of the vesting commencement date and 33.33% on the second anniversary of the vesting commencement date.

Stock option activity summary covering options is presented in the table below:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (years)
Outstanding at December 31, 2008
Granted	12,000,000	$0.15	10.00
Exercised	-	-	-
Expired/Forfeited	-	-	-
Outstanding at December 31, 2010	12,000,000	$0.15	9.73
Granted	13,600,000	$0.14	8.95
Exercised	-	-	-
Expired/Forfeited	-	-	-
Outstanding at December 31, 2011	25,600,000	$0.14	8.85
Exercisable at December 31, 2011	14,700,000	$0.14	8.97

The 13,600,000 options that were granted during year 2011 had a weighted average grant-date fair value of $0.14 per share. During the year ended December 31, 2011, The Company recognized stock-based compensation expense of $1,616,676 related to stock options. As of December 31, 2011, there was approximately $698,041 of total unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a weighted-average period of approximately 3 years. The aggregate intrinsic value of these options was $605,000 at December 31, 2011.

The 12,000,000 options that were granted during year 2010 had a weighted average grant-date fair value of $0.11 per share. During the year ended December 31, 2010, The Company recognized stock-based compensation expense of $633,973 related to stock options. As of December 31, 2010, there was approximately $710,255 of total unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a weighted-average period of approximately 2 years.

The fair value of the options granted during the years ended December 31, 2011 and 2010 was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2011	2010
Market value of stock on grant date	$0.12 - $0.14	$0.12
Risk-free interest rate (1)	0.74% - 1.60%	2.61%
Dividend yield	0.00%	0.00%
Volatility factor	162%-189%	158%
Weighted average expected life (2)	5 years	6 years
Expected forfeiture rate	0.00%	0.00%

(1)	The risk-free interest rate was determined by management using the U.S. Treasury zero-coupon yield over the contractual term of the option on date of grant.
(2)	Due to a lack of stock option exercise history, the Company uses the simplified method under SAB 107 to estimate expected term.

LPC Agreement

On September 16, 2010, ESP signed a $5 million purchase agreement with Lincoln Park Capital Fund, LLC (“LPC”), an Illinois limited liability company. Upon signing the agreement, ESP received $100,000 from LPC as an initial purchase under the $5 million commitment in exchange for 666,667 shares of ESP common stock and warrants to purchase 666,667 shares of ESP common stock at an exercise price of $0.20 per share and a five year term. The relative fair value of the 666,667 shares of ESP common stock and warrants was $52,488 and $47,512, respectively and was determined using a volatility of 158%, a risk free interest rate of .26% and a stock measurement price of $0.13.  The Company also issued 1,181,102 of shares of common stock as a commitment fee valued at $159,449.

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

On April 21, 2011, December 17, 2011 and December 22, 2011 the Company exercised the put option to sell 193,996, 206,859 and 223,387 common shares, respectively, at $25,000 per put option.

Note 9 - Commitments and Contingencies

The Company leases certain offices, facilities, equipment, and vehicles under non-cancelable operating leases at various dates through 2014.  At December 31, 2011, future minimum contractual obligations were as follows:

	Facilities	Vehicles & Equipment
Year ending December 31, 2012	$226,800	$78,885
Year ending December 31, 2013	100,550	4,750
Year ending December 31, 2014	7,200	-
Year ending December 31, 2015	-	-
Year ending December 31, 2016	-	-
Total Minimum Lease Payments:	$334,550	$83,635

In March 2008, the Company entered into a five-year commercial lease of a building requiring monthly payments of $8,750.  The Company had the option to renew the lease for a subsequent five-year term with monthly rent of $9,500.  The Company also had the option to buy the facilities during the second year of the lease for the consideration of $900,000 which the Company did not exercise.  If the Company elects not to purchase the building during the second year of the lease, it has the option to purchase the building during the remainder of the initial term of the lease for an amount that increase at $25,000 per year from the initial lease period.

The landlord agreed to construct a laboratory building on the premises and a tank filling area, and the Company agreed to pay the landlord an additional $20,000 at the end of the initial five year lease period if it does not renew the lease for the second five year term.  The Company will amortize the additional costs over the initial period of the lease.

In October 2010, the Company entered into a three year commercial lease of a building requiring monthly payments of $3,750.

In March 2010, the Company entered into two, three year commercial leases of a building requiring monthly payments of $4,000 and $2,400, respectively.

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

Management estimated the fair value of the earn out provision at $350,000 on the date of acquisition, and this amount is an accrued contingency at December 31, 2010. During the year ended December 31, 2011, the Company determined that the uncertainty surrounding the revenue stream of those assets acquired in the Turf acquisition was sufficient to trigger an impairment analysis. The Company has concluded that impairment had existed at December 31, 2011 and has recorded an impairment charge, measured as the amount by which the carrying amount of the long-lived asset exceeds its fair value, of $518,600 for the year ended December 31, 2011 in addition the Company determined that the contingency at December 31, 2011 was $20,000.

The Company accrued a liability in the amount of $115,000 at December 31, 2010 as a result of threatened litigation from a third party.  On June 2, 2010, the Company reached a settlement agreement with the third party and paid $45,000 in cash and 1,000,000 shares of the Company’s common stock at a closing price of $0.13.  The stock was valued at $130,000, and the Company recorded a loss on legal settlement of $60,000 during the year ended December 31, 2010.

Legal proceedings

On January 24, 2011, the Securities and Exchange Commission filed a complaint in which the Company, along with Christopher Metcalf and Bozidar Vukovich, was named. The complaint alleges that the defendants in the complaint violated Section 17(a) of the Securities Act, 15 U.S.C. § 77q(a), Section 10(b) of the Exchange Act, 15 U.S.C. §78j(b), and Rule 10b-5, 17. C.F.R §§ 240.10b-5.  The only relief sought against the Company is a judgment enjoining the Company from violating those sections of the Securities Act, Exchange Act and Rule 10b-5 in the future.  On October 18, 2011, the Company entered into a consent with the Securities and Exchange Commission which resolves any claims asserted in the complaint.

On June 11, 2011, a former employee and shareholder in Turf Chemical filed a wrongful dismissal suit against the Company in United State District court for South district of Texas McAllen Division.  The Company believes the suit is without merit and will defend the suit.

Note 10 – Related Party Transactions

As of December 31, 2011 and December 31, 2010, the Company had balances due to related parties as follows:

	December 31,	December 31,
	2011	2010
Due to officer	$18,172
Due to ESP Enterprises	$58,114	$58,139

On October 1, 2011, the Company entered into a three year employment agreement with David Dugas to serve as President of the Company. Mr. Dugas will receive cash compensation of $16,667 per month and normal employee benefits. In addition, he received a one-time grant of 2,000,000 shares of common stock with a value of $230,000.

On October 1, 2011, the Company entered into a three year employment agreement with Tony Primeaux to serve as President of ESP Petrochemicals. Mr. Primeaux will receive cash compensation of $15,000 per month and normal employee benefits. In addition, he received a one-time grant of 2,000,000 option shares of common stock with a exercise price of $0.12 per share, which vest immediately, the value of the options are $220,880

Note 11 – Guarantee liability

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

ESP recorded the fair value of the guarantee liability at $48,000, which represented the fair value of the note receivable from Aurora and Boreal which ESP would take over from the director. On June 1, 2009 when Aurora and Boreal did not make the required payments on their notes payable to the director, ESP determined that the value of the guarantee liability should be increased to the full face amount of the guaranteed note of $120,000, resulting in a loss on guarantee liability of $72,000 during the year ended December 31, 2010 There has been no changes in the matter as of 2011 hence the balance remains same.

Note 12 – Subsequent Events

During the two months ended February 28, 2012, the Company received proceeds of $130,000 from the sale of units in a private placement. Each unit consists of one 16% subordinated convertible debenture, one warrant for the purchase of a share of common stock at an exercise price of $0.15 for a period of three years, The debenture and accrued interest are convertible into shares of common stock at an conversion price of $0.15 for a period of eighteen months.

On January 13 2012, the Company issued 166,434 shares of its common stock to a vendor for services rendered. The shares were valued at $12,297 and recorded as stock based compensation.

From January 1, 2012 through March 6, 2012 the Company exercised the put option with Lincoln Park Capital to sell 1,195,625 common shares, respectively, at $125,000.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company did not have any changes in or disagreements with its accountants during the previous two fiscal years ended December 31, 2010 and December 31, 2011.

ITEM 9A - CONTROLS AND PROCEDURES

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this annual report, being December 31, 2011, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s President and Chief Executive Officer. Based upon that evaluation, our company’s Chief Executive Officer and President concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Management’s report on internal control over financial reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the 1934 Act. Management has assessed the effectiveness of our internal control over financial reporting as at December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with generally accepted accounting principles; providing reasonable assurance that receipts and expenditures are made in accordance with authorizations of management and our directors; and providing reasonable assurance that unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. As a result of this assessment, management concluded that, as at December 31, 2010, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. However, because of its inherent limitations, internal control over financial reporting may not provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

This annual report does not include an attestation report of our independent auditors regarding internal control over financial reporting. Management's report was not subject to attestation by our independent auditors pursuant to temporary rules of the SEC that permit our company to provide only management's report in this annual report.

ITEM 9B - OTHER INFORMATION

None.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

	Position Held		Appointed or
Name	with the Company	Age	Elected
David Dugas	President and Director	55	December 29, 2008
Tony Primeaux	Director	56	December 29, 2008
William M. Cox	Director	52	December 29, 2008

Business Experience

The following is a brief account of the education and business experience during at least the past five years of our directors and executive officers, indicating their principal occupations during that period, and the name and principal business of the organizations in which such occupation and employment were carried out.

David Dugas- President and Director

Mr. Dugas has 34 years of professional engineering and management experience. Early in his career, Mr. Dugas gained petroleum engineering and senior management experience in the oil and gas industry holding positions of increasing responsibility in the areas of production, drilling and reservoir exploitation along with property and acquisition evaluations, operations management and completion design with Chevron and Texas Pacific Oil and Gas. Mr. Dugas continued his management and engineering development as an owner and operator of several service companies supplying equipment, goods and consulting services to the oil and gas industry in North and South America, West Africa, and the Far East. Mr. Dugas was a founding member and co-owner of the company that became Ocean Energy, a NYSE listed company with a multi-billion dollar market capitalization. Mr. Dugas was the Executive Vice-President of the company with responsibility for the property acquisition, management, production and reservoir engineering functions of the company. In November, 2006, Mr. Dugas founded ESP Resources, Inc. to provide petrochemicals and related services to the Oil and Gas industry in the Gulf of Mexico, Louisiana, Texas, Mississippi, and Oklahoma regions through a wholly-owned subsidiary, ESP Petrochemicals, Inc.

Mr. Dugas received his B.S. degree in Petroleum Engineering from the University of Louisiana at Lafayette graduating with highest honors. He is a member of the Society of Petroleum Engineers, a lifetime member of Phi Beta Kappa, a member of Tau Beta Pi National Engineering Society and is a licensed professional petroleum engineer in the state of Louisiana.

Tony Primeaux-Director

Mr. Primeaux has 36 years of professional experience in the value-added specialty chemical market. Mr. Primeaux began his career as a service and sales technician for Oilfield Chemicals, Inc., a large petrochemical supplier to Oil and Gas companies along the Gulf Coast and was subsequently promoted to Operations Manager of the company. Mr. Primeaux became an owner/operator of Chemical Control, Inc., a specialty chemical company, in the 1980’s that was sold to Coastal Chemicals, a larger competitor, after 11 years of successful operations. Mr. Primeaux has expertise in advanced interpretation and application petrochemical technologies having designed chemical programs to achieve maximum effectiveness in some of the most hostile environments in the operating world of production operations for the Oil and Gas industry.

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

William M. Cox-Director

Mr. Cox is an executive with extensive experience in the Oil and Gas industry having served in various capacities as a geologist and asset manager for 30 years. Mr. Cox currently serves as the Exploration Manager for Stone Energy Corporation, a NYSE listed Oil and Gas Company. His experience as an interpretation and exploration geologist has contributed significantly to the discovery of substantial Oil and Gas reserves in the offshore and deepwater Gulf of Mexico including development of opportunities in the East Breaks, Green Canyon, and Garden Banks regions of the Gulf of Mexico where water depths often exceed 5000 feet.

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2011,, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

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

Nomination Process

As of December 31, 2011, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

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

ITEM 11 - EXECUTIVE COMPENSATION

Executive Compensation

The particulars of compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended December 31, 2011; and

(c)
up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the year ended December 31, 2011, who we will collectively refer to as the named executive officers of our company for the years ended December 31, 2011 and 2009, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officer, whose total compensation does not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option ($)	Non- Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Chris Metcalf Chief Executive	2010	$127,500	Nil	$-	Nil	Nil	Nil	Nil	$127,500

David Dugas President and	2010	$180,000	Nil	350,000	$672,114	Nil	Nil	Nil	$1,202,114
Director (1)	2011	$213,000	Nil	$230,000	$591,651	Nil	Nil	Nil	$1,034,651

(1) On August 18, 2010, Mr. Chris Metcalf submitted to the Board of Directors of the Company his resignation as an officer, director and any and all other positions of the Company. The resignation of Mr. Metcalf was not the result of any disagreement with the Company on any matter relating to our operations, policies or practices. That same day, the Board of Directors of the Company accepted Mr. Metcalf’s resignation and appointed Mr. David Dugas to serve as the Chief Executive Officer and Chief Financial Officer of the Company.

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

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows ownership of our common stock on February 28, 2012, based on 110,141,196 shares of common stock outstanding on that date, by (i) each director, (ii) our only named executive officer for the year ended December 31, 2011, (iii) all of our directors and executive officer as a group and (iv) each person or entity known to us to own beneficially more than five percent (5%) of our capital stock.  Except to the extent indicated in the footnotes to the following table, the person or entity listed has sole voting and dispositive power with respect to the shares that are deemed beneficially owned by such person or entity, subject to community property laws, where applicable:

Name	Shares of Common Stock	Rights to Acquire Common Stock (2)	Total Shares Beneficially Owned	Percentage of Outstanding Common Stock (2)
Directors and Named Executive Officers
David Dugas (1)	5,500,000	8,371,430	13,871,430	11.7%
Tony Primeaux (1)	3,837,700	8,000,000	11,837,700	10.0%
William Cox (1)	235,583		235,583	0.2%
All current executive officers and directors as a group (3 persons)	9,573,283	16,377,430	25,944,713	21.9%
5% Beneficial Owners
None	-	-	-	-

*  Less than 1%.

(1)	The address for purposes of this table is the Company’s address which is 111 Lions Club Street, Scott, LA 70583.
(2)	Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of the common stock beneficially owned by them. A person is deemed to be the beneficial owner of securities which may be acquired by such person within 60 days from the date indicated above upon the exercise of options, warrants or convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that options, warrants or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days of the date indicated above, have been exercised.
(3)	Based on 110,000,008 shares of common stock outstanding on December 31, 2011, Shares of common stock subject to options which are currently exercisable or which become exercisable within sixty (60) days of December 31, 2011 are deemed to be outstanding and beneficially owned by the person holding such options for the purposes of computing the percentage of ownership of such person but are not treated as outstanding for the purposes of computing the percentage of any other person.

Change in Control

We are not aware of any arrangement that might result in a change in control of our company in the future.

Equity Plan Compensation Information

Our company does not currently have a stock option plan or other form of equity plan.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as described below, no director, executive officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, during the year ended December 31, 2011, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

Year Ended December 31, 2011

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

On October 1, 2011, the Company entered into a three year employment agreement with David Dugas to serve as President of the Company. Mr. Dugas will receive cash compensation of $16,667 per month and normal employee benefits. In addition, he received a one-time grant of 2,000,000 shares of common stock.

On October 1, 2011, the Company entered into a three year employment agreement with Tony Primeaux to serve as President of ESP Petrochemicals. Mr. Primeaux will receive cash compensation of $15,000 per month and normal employee benefits. In addition, he received a one-time grant of 2,000,000 option shares of common stock with a exercise price of $0.12 per share, which vest immediately.

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

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed or to be billed by MaloneBailey, LLP for professional services rendered for the audit of our annual financial statements included in our Form 10-K during the fiscal years ended December 31, 2011 and 2010 are as follows:

	Year-Ended	Year-Ended
Type of Fees	2011	2010

Audit Fees	$80,000	$77,525
Audit-Related Fees	10,000	-
Tax Fees	-	-
All Other Fees	-	-

Total	$90,000	$77,525

Audit Fees

This category includes fees associated with our annual audit and the reviews of our quarterly reports on Form 10-Q.  This category also includes fees associated with advice on audit and accounting matters that arose during, or as a result of, the audit or the review of our interim financial statements, statutory audits, the assistance with the review of our SEC registration statements and the audit of our internal control over financial reporting required by Section 404 of the Sarbanes-Oxley Act of 2002.

Audit-Related Fees

This category includes fees associated with the audit of our whole-owned subsidiary ESP Petrochmeical.

Tax Fees

This category includes fees for tax planning for merger and acquisition activities, tax consultations, the review of income tax returns and assistance with state tax examinations.  We did not engage MaloneBailey, LLP to provide any tax services for the years ended December 31, 2011 and 2010.

All Other Fees

We did not engage MaloneBailey, LLP to provide any other services for the years ended December 31, 2011 and 2010.

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

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

10.10	Agreement dated October 31, 2008 with Lakehills Production, Inc. and a private equity drilling fund (incorporated by reference from our Current Report on Form 8-K filed on November 5, 2008)

10.11*	Security Purchase Agreement for 16% Subordinated Convertible Debenture Agreement and warrants

14.1	Code of Ethics (incorporated by reference from our Annual Report on Form 10-KSB filed on August 28, 2007)

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESP RESOURCES, INC.

By:	/s/ David Dugas
David Dugas
Chief Executive Officer, President and Director
(Principal Executive Officer and Principal Financial Officer)

Date: March 21, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ David Dugas
David Dugas
President and Director

Date: March 21, 2012

By:	/s/ Tony Primeaux
Tony Primeaux
Director

Date: March 21, 2012

By:	/s/ William M Cox
William M. Cox
Director

Date: March 21, 2012