Form 10-Q
period 2012-03-31
ESP Resources, Inc.
filed 2012-05-15
CIK 1346526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☐QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  111,362,067 common shares issued and outstanding as of May 12, 2012.

PART I - FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS

It is the opinion of management that the interim financial statements for the quarter ended March 31, 2012 include all adjustments necessary in order to ensure that the interim financial statements are not misleading.

ESP Resources, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2012	2011
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$150,725	$126,456
Restricted cash	158,677	192,198
Accounts receivable, net	2,042,219	1,920,933
Inventories, net	1,681,516	1,571,889
Prepaid expenses and other current assets	241,428	360,525

Total Current Assets	4,274,565	4,172,001

Property and equipment, net of accumulated depreciation of $875,550 and $750,519, respectively	2,750,932	2,690,122
Other assets	80,406	50,262

Total Assets	$7,105,903	$6,912,385

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,790,033	$1,574,521
Factoring payable	1,586,770	1,642,285
Accrued expenses	352,854	387,465
Due to related parties	58,014	76,286
Guarantee liability	120,000	120,000
Short-term debt	196,748	270,528
Current maturities of long-term debt	803,106	701,016
Current portion of capital lease obligation	111,401	113,401

Total Current Liabilities	5,018,926	4,885,502

Long-term debt (less current maturities)	908,392	1,032,135
Long-term convertible debt (less current maturities)	47,895
Capital lease obligations (less current maturities)	185,307	191,319
Contingent consideration payable for acquisition of Turf	31,437	31,437
Deferred lease cost	25,000	25,000

Total Liabilities	6,216,957	6,165,393

STOCKHOLDERS' EQUITY
Common stock - $0.001 par value, 350,000,000 shares authorized, 111,362,067 and 110,000,008 shares issued and outstanding, respectively	111,362	110,000
Preferred stock - $0.001 par value, 10,000,000 shares authorized in 2011, zero outstanding	-	-
Additional paid-in capital	15,651,424	15,115,452
Subscription receivable	(1,000)	(1,000)
Accumulated deficit	(14,872,840)	(14,477,460)

Total Stockholders' Equity	888,946	746,992

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,105,903	$6,912,385

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ESP Resources, Inc.
Condensed Consolidated Statements of Operations
For the three months ended March 31, 2012 and 2011
(Unaudited)

	March 31,
	2012	2011

SALES, NET	$4,289,985	$1,815,156
COST OF GOODS SOLD	2,226,523	1,027,991

GROSS PROFIT	2,063,462	787,165

General and administrative expenses	2,141,820	1,416,365
Depreciation and amortization	151,580	128,453
Loss on disposal of assets	4,085	-
LOSS FROM OPERATIONS	$(234,023)	$(757,653)

OTHER INCOME (EXPENSE)
Interest expense	(42,641)	(36,263)
Factoring fees	(109,731)	(46,814)
Amortization of debt discount	(10,479)	-
Other income, net	1,473	1,232
Interest income	21	34

Total other expense	(161,357)	(81,811)

NET LOSS	$(395,380)	$(839,464)

NET LOSS PER SHARE (basic and diluted)	$(0.00)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING	110,151,678	89,759,155

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ESP Resources, Inc.
Condensed Statement of Stockholders’ Equity
For the three months ended March 31, 2012
(Unaudited)

	Common Stock			Subscription	Accumulated
	Number	Par Value	APIC	Receivable	Deficit	Total
Balance, December 31, 2011	110,000,008	$110,000	$15,115,452	$(1,000)	$(14,477,460)	$746,992

Stock-based compensation			314,746		-	314,746

Shares issued in connection with accounts payable conversion	166,434	167	26,130		-	26,297

Shares issued with private placement	1,195,625	1,195	123,805		-	125,000

Value of warrants and benefical conversion feature of convertible debt			71,291			71,291

Net loss	-	-	-	-	(395,380)	(395,380)

Balance, March 31, 2012	111,362,067	$111,362	$15,651,424	$(1,000)	$(14,872,840)	$888,946

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ESP Resources, Inc.
Condensed Consolidated Statements of Cash Flow
For the three months ended March 31, 2012 and 2011
(Unaudited)

	March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(395,380)	$(839,464)
Adjustments to reconcile net loss to net cash
used for operating activities:
Amortization of debt discount	10,479	-
Loss on disposal of assets	4,085	-
Depreciation and amortization, net of disposals	151,580	127,453
Bad debt expense	9,000	-
Stock-based compensation	314,746	201,305
Changes in operating assets and liabilities:
Accounts receivable	(130,286)	254,906
Inventory	(109,627)	(185,047)
Prepaid expenses and other current assets	119,097	31,724
Other assets	(30,144)	(2,887)
Accounts payable	215,512	(141,767)
Accrued expenses	(8,314)	(13,495)
Accrued expense to related parties	(18,272)	8,996

CASH (USED IN) / PROVIDED BY OPERATING ACTIVITIES	$132,476	$(558,276)

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	33,521	8,618
Purchase of fixed assets	(105,673)	(206,503)

CASH USED IN INVESTING ACTIVITIES	$(72,152)	$(197,885)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowing on debt	130,000	-
Repayment of long-term debt	(208,414)	(73,972)
Repayment of capital leases	(27,126)	(5,306)
Net factoring advances	(55,515)	(66,307)
Proceeds from sales of units in private placement, net	125,000	765,439

CASH (USED IN) / PROVIDED BY FINANCING ACTIVITIES	$(36,055)	$619,854

NET INCREASE (DECREASE) IN CASH	24,269	(136,307)
CASH AT BEGINNING OF PERIOD	126,456	531,290

CASH AT END OF PERIOD	$150,725	$394,983

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$138,847	$65,139
Non-cash investing and financing transactions:
Notes issued for purchase of property and equipment	$91,668	$330,856
Discount on notes payable from warrants and beneficial conversion features	$71,291	$-
Stock issued for debt conversion	$26,297	$51,750
Placement agent warrantS at fair value for private placement	$-	$239,847

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ESP Resources, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2012

Note 1 – Basis of Presentation, Nature of Operations and Significant Accounting Policies

Basis of Presentation

ESP Resources, Inc. (“ESP Resources”, and collectively with its subsidiaries, “we, “our” or the “Company”) was incorporated in the State of Nevada on October 27, 2004.  The accompanying unaudited condensed consolidated financial statements include the accounts of ESP Resources, Inc. and its wholly owned subsidiaries, ESP Petrochemicals, Inc. of Louisiana (“ESP Petrochemicals”) and ESP Resources, Inc. of Delaware (“ESP Delaware”).  ESP Petrochemicals also owns certain assets and liabilities of Turf Chemistry Inc. (“Turf”), a Texas corporation.  On September 7, 2011 the Company became a 49% partner in a new entity for which the management of ESP Resources will direct the operations of and receive 80% of the profits.  All significant inter-company balances and transactions have been eliminated in the consolidation.  The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America.  Any reference herein to “ESP Resources”, the “Company”, “we”, “our” or “us” is intended to mean ESP Resources, Inc. including the wholly-owned subsidiaries indicated above, unless otherwise indicated.

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

Interim Financial Statements

The condensed unaudited consolidated financial statements presented herein have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) and the accounting policies set forth in its audited consolidated financial statements for the period ended December 31, 2011 as filed with the Securities and Exchange Commission (the “SEC”) in the Company’s Annual Report on Form 10-K and should be read in conjunction with the notes thereto.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented.  Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  The results of operations presented for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the year.  These condensed consolidated financial statements should be read in connection with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Concentrations

The Company has three major customers that together account for 53% of accounts receivable as of March 31, 2012 and 73% of the total revenues earned for the three months ended March 31, 2012 as follows:

	Accounts Receivable	Revenue
Customer A	24%	20%
Customer B	22%	27%
Customer C	7%	26%
Totals:	53%	73%

The Company has two vendors that accounted for 77% of chemical purchases during the three months ended March 31, 2012 and 52% of the ending accounts payable at March 31, 2012 as follows:

	Accounts Payable	Purchases
Vendor A	42%	61%
Vendor B	10%	16%
Totals:	52%	77%

Revenue and Cost Recognition

The Company is a custom formulator of petrochemicals for the oil & gas industry.  Since the products are specific to each location, the receipt of an order or purchase order starts the production process.  Once the blending takes place, the order is delivered to the well-site.  When the containers of blended petrochemicals are either off-loaded at the well-site, or stored at the well-site, a delivery ticket is obtained, an invoice is generated and the Company recognizes revenue.  The invoice is generated based on the credit agreement with the customer at the agreed-upon price.

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

Accounts receivable consisted of the following as of March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
Trade receivables	$2,200,620	$2,070,334
Less: Allowance for doubtful accounts	(158,401)	(149,401)
Net accounts receivable	$2,042,219	$1,920,933

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

Note 2 – Going Concern

The Company has had a history of net losses through the three months ended March 31, 2012.  This factor raises substantial doubt about the Company's ability to continue as a going concern.  The unaudited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  The Company's ability to continue operations will likely require additional capital.  This condition raises substantial doubt about the Company’s ability to continue as a going concern.  We expect cash flows from operating activities to improve, primarily as a result of an increase in revenue, although there can be no assurance thereof.  The accompanying unaudited consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.  If we fail to generate more significant positive cash flows or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans.

Note 3 – Inventory

Inventory represents raw and blended chemicals and other items valued at the lower of cost or market with cost determined using the first-in first-out method, and with market defined as the lower of replacement cost or realizable value.  Inventory consisted of the following as March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
Raw materials	$943,249	$831,504
Finished goods	738,267	740,385
Total inventory	$1,681,516	$1,571,889

Note 4 – Long-Term Debt

On January 30, 2012, the Company purchased a vehicle by issuing debt of $59,744 with an annual interest rate of 6.4% and a term of 36 months.  On March 19, 2012 the Company purchased a vehicle by issuing debt of $50,328 with an annual interest rate of 5.9% and a term of 36 months.

On January 27, 2012, the Company received proceeds of $130,000 from the sale of 16% Convertible Subordinated Debentures (the “Debentures”).  The Debentures are subordinate to all other secured debt of the Company, pay 16% interest per annum in cash quarterly and are convertible into the Company’s common stock by the investors at any time at a minimum conversion price per share of $.15.  On March 1, 2013, June 1, 2013 and September 1, 2013, the Company shall redeem one quarter, one quarter and one half, respectively, of the face value of the balance of the Debentures in cash.  In addition, the investors received 100% of the number of shares of common stock that the purchase amount would buy in warrants at the conversion price of $0.15, or a total of 866,667 warrants, with a 3-year term.  The Company does not have any registration obligation in regard to the common stock.  The Company analyzed the conversion option under ASC 815 and determined equity classification was appropriate.  The Company then analyzed the conversion option under ASC 470-20 for consideration of a beneficial conversion feature and determined the option had intrinsic value on the date of issuance.  The Company recorded a discount from the relative fair value of the warrants and the intrinsic value of the conversion option of $71,291.  The Company valued the warrants using the Black-Scholes option pricing model with the following assumptions: stock price on the measurement date of $0.114; warrant term of 3 years; expected volatility of 156%; and discount rate of 0.32% and accounted for them as debt discount, which will be amortized over the term of the loan which expires September 1, 2013.

Note 5 – Stockholders’ Equity

Common stock issued for services

On January 13 2012, the Company issued 166,434 shares of its common stock to a vendor for settlement of Accrued expenses related to services rendered.  The shares were valued at $12,297 and recorded as stock based compensation. In addition for the period ended March 31, 2012 the Company amortized $101,949 of stock based compensation resulting from stock and warrants issued in previous periods.

Warrants issued

The following table reflects a summary of Common Stock warrants outstanding and warrant activity during 2012:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Term (Years)

Warrants outstanding at December 31, 2011	75,317,618	$0.51	0.6
Granted during the period	1,866,667	0.15	3.0
Exercised during period
Forfeited during the period	(13,535,716)	0.55
Warrants outstanding at March 31, 2012	63,648,569	$0.49	0.5

On January 27, 2012, as discussed in Note 4, the Company granted 866,667 warrants in conjunction with the issuance of 16% Convertible Subordinated Debentures.

On January 31, 2012 the Company granted 1,000,000 warrants for consulting services at an exercise price of $0.15.  The Company valued the warrants at a fair value of $78,604 using the Black-Scholes option pricing model with the following assumptions: stock price on the measurement date of $0.10; warrant term of 3 years; expected volatility of 180%; and discount rate of 0.31%.  The Company is amortizing the warrants over the one year term of the agreement and recognized $13,101 of expense during the three months ended March 31, 2012.

Stock Option Awards

The Company has recognized compensation expense of $199,696 on the stock options granted in prior years that vested during the current period for the three months ended March 31, 2012.  The fair value of the unvested shares is $498,035 as of March 31, 2012.

Stock option activity summary covering options is presented in the table below:

	Number of Shares	Weighted- Average Exercise Price		Weighted- Average Remaining Contractual Term (Years)
Outstanding at December 31, 2011	25,600,000		$0.14	8.85
Granted		$
Exercised	-		-	-
Expired/Forfeited	(837,000)		0.15	9.4
Outstanding at March 31, 2012	24,763,000		$0.14	8.77
Exercisable at March 31, 2012	14,400,000		$0.14	8.84

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

There are no upper limits to the price LPC may pay to purchase the Company’s common stock.  The purchase price of the shares related to the $4.9 million of future funding will be based on the prevailing market prices of the Company’s shares immediately preceding the time of sales without any fixed discount, and the Company will control the timing and amount of any future sales of shares to LPC.  LPC shall not have the right or the obligation to purchase any shares of common stock on any business day that the price of our common stock is below $0.10.  In addition, the Company will issue to LPC up to 1,181,102 shares pro rata as LPC purchases the remaining $4.9 million as additional consideration for entering into the purchase agreement.  The purchase agreement may be terminated by the Company at any time at the Company’s discretion without any cost to the Company.  Except for a limitation on variable priced financings, there are no financial or business covenants, restrictions on future fundings, rights of first refusal, participation rights, penalties or liquidated damages in the agreement.

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

From January 1, 2012 through March 6, 2012, the Company delivered regular purchase notices for transactions with LPC to sell 1,195,625 common shares and received $125,000.

Note 6 – Related Party Transactions

As of December 31, 2011, the Company owed shareholders and management a total of $76,286. As of March 31, 2012, the Company had balances due to shareholders and management a total of $58,014.

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

Financial information contained in this quarterly report is prepared in accordance with United States generally accepted accounting principles.  The following discussion should be read in conjunction with our audited consolidated financial results on Form 10-K for December 31, 2011 and the related notes that appear elsewhere in this quarterly report.  As used in this quarterly report, and unless otherwise indicated, the terms “we”, “us” and “our” mean ESP Resources, Inc., unless otherwise indicated.

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

In December 2008, the Company entered into an agreement with ESP Resources, Inc., a Delaware corporation ("ESP Delaware"), whereby the Company acquired 100% ownership of ESP Delaware in exchange for 292,682,297 common shares. As a result of this acquisition, we changed our name from “Pantera Petroleum, Inc.” to “ESP Resources, Inc.”  On January 27, 2009, we effected a one (1) for twenty (20) reverse stock split of our common stock and received a new ticker symbol.  The name change and reverse stock split became effective with the OTC Bulletin Board at the opening of trading on January 27, 2009 under the new symbol “ESPI”.  Our new CUSIP number is 26913L104.

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

Our Business

We are a custom formulator of specialty chemicals for the oil and gas industry.  We offer analytical services and essential custom-blended chemicals for oil and gas wells, which improve production yields and overall efficiencies.  Our mission is to provide applications of surface chemistry to service all facets of the fossil energy business via a high level of innovation.  We focus our efforts on solving problems at the drilling site or well with a highly complex integration of chemicals and processes to achieve the highest level of quality petroleum output.  Constant management of our chemical applications at the drilling site or well, continuous monitoring of the productivity and outflow levels of oil & gas and listening to our customers with their changing demands and applying our skills as chemical formulators enables us to measure the impact we have in our business.

We act as manufacturer, distributor and marketer of specialty chemicals and supply specialty chemicals for a variety of oil and gas field applications including killing bacteria, separating suspended water and other contaminants from crude oil, separating the oil from the gas, pumping enhancement, pumping cleaning, as well as a variety of fluids and additives used in the drilling and production process.  At each well that is in production, there exists a number of factors that make each site unique.  These include the depth of the producing formation, the bottom-hole temperature of the producing well, the size of the wellhead through which the producing fluids flow, the size and pressure ratings of the production equipment, including the separators, heater-treaters, compression equipment, size of production tubulars in the wellbore, size of the storage tanks on the customers’ location, and pressure ratings of the sales lines for the oil and gas products.  Wells that are operating short distances from each other in the same field can have very different characteristics.  This variance in operating conditions, chemical makeup of the oil, and the usage of diverse equipment requires a very specific chemical blend to be used if maximum drilling and production well performance is to be attained.

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

Production Petrochemicals

After a well has been completed and placed into production, we supply production chemicals and services that are designed to be administered throughout the life of the well.  Through the utilization of over 100 base chemicals, we replicate well conditions, analyze the properties of the well, determine the precise mix of chemicals to treat the well and then inject the chemicals in small batches via our specialized equipment.  Our production petrochemicals include, but are not limited to, drilling chemicals, waste remediation chemicals, cleaners and waste treatment chemicals as follows:

●	Surfactants that are highly effective in treating production and injection problems at the customer well- head;
●	Well completion and work-over chemicals that maximize productivity from new and existing wells;
●	Bactericides that kill water borne bacterial growth, thus preventing corrosion and plugging of the customer wellhead and flowline;
●	Scale compounds that prevent or treat scale deposits;
●	Corrosion inhibitors, which are organic compounds that form a protective film on metal surfaces to insulate the metal from its corrosive environment;
●	Antifoams that provide safe economic means of controlling foaming problems;
●	Emulsion breakers, which are chemicals specially formulated for crude oils containing produced waters;
●	Paraffin chemicals that inhibit and/or dissolve paraffin to prevent buildup (their effectiveness is not diminished when used in conjunction with other chemicals); and
●	Water clarifiers that solve any and all of the problems associated with purifying effluent water and that improve appearance.

Our first goal is to solve our customers’ problem at the well and optimize drilling or production and, secondly, the sale of product.  Typically, our service personnel may gather information at a well and enter this data into the analytical system at each of our five (5) respective district offices located in Scott, Louisiana; Pharr, Texas; Victoria, Texas; Guy, Arkansas and Longview, Texas.  The analytical system provides testing parameters and reproduces conditions at the wellhead.  This allows our technical team and chemists to design and test a new chemical blend in a very short period of time.  In many cases, a new blend may be in service at the well in as little as 24 hours.

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

Our competitive strategy is to provide better service and response times, combined with superior chemical solutions that can be translated into savings for our customers.  We believe that we are able to solve these problems through the following competitive advantages:

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

Three Month Period Ended March 31, 2012 Compared to Three Month Period Ended March 31, 2011

The following table summarizes the results of our operations during the three months ended March 31, 2012 and 2011, and provides information regarding the dollar and percentage increase or (decrease) from 2010 to 2011:

	Three Months Ended March,		$ Increase	% Increase
	2012	2011	(Decrease)	(Decrease)
Sales	$4,289,985	$1,815,156	$2,474,829	136%
Cost of goods sold	2,226,523	1,027,991	1,198,532	117%
Gross profit	2,063,462	787,165	1,276,297	162%
Total general and administrative expenses	2,141,820	1,416,365	725,455	51%
Depreciation and amortization expense	151,580	128,453	23,127	18%
Loss on disposal of assets	4,085	-	4,085	100%
Loss from operations	(234,023)	(757,653)	523,630	(69%)
Total other income (expense)	(161,357)	(81,811)	(79,546)	97%
Net loss	$(395,380)	$(839,464)	$444,084	53%

Sales

Sales were $4,289,985 for the three months ended March 31, 2012, compared to $1,815,156 for the same period in 2011, an increase of $2,474,829, or 136%.  The increase was mainly due to increased sales volume from petrochemical sales and services to customers engaged in the hydraulic fracturing of oil and gas wells.  In addition, sales increased through increases in sales of production petrochemicals in the Southern Louisiana, South Texas, Southeastern Texas and Arkansas regions.  The addition of field service technicians in the South Texas and Arkansas regions in previous quarters and their sales contacts resulted in a direct increase in sales volumes from these regions.

Cost of goods sold and gross profit

Cost of goods was $2,226,523, or 52% of net sales, for the three months ended March 31, 2012, compared to $1,027,991, or 57% of net sales, for the same period in 2011.  Gross profit was $2,063,462, or 48% of net sales, for the three months ended March 31, 2012, compared to $787,165, or 43% of net sales, for the same period in 2011.  The 5% increase in gross profit for the three month period in 2012 is the result of a decrease in costs as a percentage of sales for certain petrochemical components used to service the Company’s customers engaged in the hydraulic fracturing of oil and gas wells, compared to the same period in 2011.

General and administrative expenses

General and administrative expenses increased by $725,455 for the three months ended March 31, 2012, compared to the same period in 2011.  The increase in general and administrative expenses was primarily due to increases in staff and additions in the Company’s facilities in the Victoria, Texas Region and development of international operations.  The development of international operations included in the general and administrative expenses was $112,000 for the three months ended March 31, 2012, compared to zero for the same period in 2011.

Net loss

The Company’s net loss decreased to $(395,380) for the three months ended March 31, 2012, as compared to a net loss of $(839,464) for the same period in 2011.  The primary reason for the decrease in the net loss was due to a decrease, as a percentage of sales in general and administrative expenses relating to the expansion of our sales from our existing facilities, stock compensation expense, the cost of additional infrastructure to support higher levels of sales in future periods and development of international operations.

Modified EBITDA

Modified Earnings before interest (including Factoring fees), taxes, depreciation amortization and stock-based compensation (“Modified EBITDA”) is a non-GAAP financial measure.  We use Modified EBITDA as an unaudited supplemental financial measure to assess the financial performance of our assets without regard to financing methods, capital structures, taxes or historical cost basis; our liquidity and operating performance over time in relation to other companies that own similar assets and that we believe calculate Modified EBITDA in a similar manner; and the ability of our assets to generate cash sufficient for us to pay potential interest costs.  We also understand that such data are used by investors to assess our performance.  However, the term Modified EBITDA is not defined under generally accepted accounting principles and Modified EBITDA is not a measure of operating income, operating performance or liquidity presented in accordance with generally accepted accounting principles.  When assessing our operating performance or liquidity, investors should not consider this data in isolation or as a substitute for net income, cash flow from operating activities, or other cash flow data calculated in accordance with generally accepted accounting principles. Modified EBITDA for the three months ended March 31, 2012 was $233,776 compared to $(313,222) for the same period in 2011, an increase of $546,998.

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Net loss	$(395,380)	$(839,464)
Add back interest and factoring expense, net of interest income	152,351	83,043
Add back depreciation and amortization	162,059	127,453
Add back stock-based compensation	314,746	201,305
Modified EBITDA	$233,776	$(427,663)

Cash Flow Used by Operating Activities

Operating activities provided cash of $132,476 for the three months ended March 31, 2012, compared to use of cash of $(558,276) for the same period in 2011.  The decrease in cash used during the three months ended March 31, 2012 was primarily due to changes in working capital including a decrease in accounts receivable and chemical inventory and an increase in accounts payable.

Cash Flow Used in Investing Activities

Investing activities used cash of $72,152 for the three month period ended March 31, 2012, compared to a use of cash of $197,885 for the three month period ended March 31, 2011.  The net cash used in investing activities during the three months ended March 31, 2012 was a result of the cash used for the acquisition of new delivery and field service vehicles and the purchase of additional field equipment including storage tanks, containment storage devices, and chemical delivery pumps.

Cash Flow Provided by Financing Activities

Financing activities used cash of $(36,055) for the three month period ended March 31, 2012, compared to $619,854 for the three month period ended March 31, 2011.  The net use of cash generated from financing activities during the three months ended March 31, 2012, was a result of repayment of long-term debt and was reduced by the proceeds from the sales of units of convertible debt of $130,000 and the sale of common stock of $125,000.

Liquidity and Capital Resources

As of March 31, 2012, our total assets were $7,105,903 and our total liabilities were $6,216,957.  We had cash of $150,725, current assets of $4,274,565, and current liabilities of $5,018,925 as of March 31, 2012.  We had negative working capital of $(744,360) on that date.  We will require additional funds to implement our growth strategy.  For this most recent quarter, we generated a small increase in cash flows from operations, so we remaineddependent on sales of our equity securities and debt financings to meet our cash requirements.  We expect this situation to continue for the foreseeable future.  While we anticipate further increases in operating cash flows, we will continue to require additional capital through equity financing and/or debt financing which may result in further dilution in the equity ownership of our shares.  There is still no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock.  Furthermore, we may continue to be unprofitable.

Working Capital

We estimate that our general operating expenses for the next twelve month period will remain at their current levels based on our results for the three month period ended March 31, 2012 for professional and consulting fees, administrative salaries, telephone, office and warehouse rent, and ongoing legal, accounting, and audit expenses to comply with our reporting responsibilities as a public company under the Securities Exchange Act of 1934, as amended.  Any increase in field operating expenses will be due to increases in field operating personnel, travel and international expenses as the demands from current and new and existing customers increase.  Specifically, we expect to continue to increase the size of our operating personnel during 2012 as we increase our presence in the Texas regions as well as expansion plans in place for increases in sales in the Southeast Oklahoma and Arkansas regions.

Cash Requirements

Our plan of operations for the next 12 months involves the growth of our production and completion petrochemical business through the expansion of regional sales, and the research and development of new chemical and analytical services in areas of waste remediation, water treatment and specialty biodegradable cleaning compounds.  As of March 31, 2012, our company had cash of $150,725 and a working capital deficit of ($744,360).

We incurred a net loss of $(395,380) for the three month period ended March 31, 2012.  We estimate that our needs for additional capital for the next twelve month period to be $3,000,000 to $5,000,000.  However, if our operating expenses or capital expenditures exceed estimates, we will require additional monies during the next twelve months to execute our business plan.  To date, we have been dependent on sales of our equity securities and debt financing to meet our cash requirements.  We expect this situation to continue for the foreseeable future.  There can be no assurance that we will be successful in raising the required additional capital or that actual cash requirements will not exceed our estimates.  These funds may be raised through equity financing and/or debt financing which may result in further dilution in the equity ownership of our shares.  There is still no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock.  Further, we may continue to be unprofitable in the foreseeable future.

We can offer no assurance that our company will generate cash flow sufficient to continue our growth, achieve consistently profitable operations or that our expenses will not continue to exceed our projections.  If our expenses exceed estimates, we will require additional monies during the next twelve months to execute our business plan.  There are no assurances that we will be able to obtain funds required for our continued operation.  There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms.  If we are not able to obtain additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we will be forced to scale down our operations.

Going Concern

Due to our net losses, negative cash flow and negative working capital as of December 31, 2011, our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern in their report on our audited financial statements for the year ended December 31, 2011.

Since inception, we have incurred losses and through March 31, 2012 totaling $14,872,840.  Because of these historical losses, we will require additional working capital to develop our business operations.  We intend to raise additional working capital through private placements, bank financing and/or advances from related parties or shareholder loans.

The continuation of our business is dependent upon obtaining further financing and achieving consistently profitable operations.  The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current or future stockholders.  Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There are no assurances that we will be able to achieve a level of revenues adequate to generate profitability.  To the extent that funds generated from operations and any private placements and/or bank financing are insufficient, we will have to raise additional working capital.  No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to us.  If adequate working capital is not available we may not be able grow our business and increase cash flow from our operations.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operation are based upon the condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  Preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.  There have been no changes to our critical accounting policies from those described in our annual report on Form 10-K for the year ended December 31, 2011.

ITEM 3. – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T. – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report, being March 31, 2012, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s President and Chief Executive Officer.  Based upon that evaluation, our company’s President and Chief Executive Officer concluded that our company’s disclosure controls and procedures are ineffective as at the end of the period covered by this report.  There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1. – LEGAL PROCEEDINGS

On March 2, 2012 the Company filed, a trade secret infringement lawsuit to protect its rights against a former employee, a competitor and the officers of the competitor. The petition ESP Petrochemicals, Inc. V. Shane Cottrell, Platinum Chemicals, LLC Ladd Naquin, Andjoe Lauer was filed in the district court of Victoria County, Texas 24th Judicial District and was amended on April 20, 2012.

ITEM 2. – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2012, the Company received proceeds of $130,000 from the sale of 16% Convertible Subordinated Debentures (the “Debentures”).  The Debentures are subordinate to all other secured debt of the Company, pay 16% interest per annum in cash quarterly and are convertible into the Company’s common stock by the investors at any time at a minimum conversion price per share of $.15.  On March 1, 2013, June 1, 2013 and September 1, 2013, the Company shall redeem one quarter, one quarter and one half, respectively, of the face value of the balance of the Debentures in cash.  In addition, the investors received 100% of the number of shares of common stock that the purchase amount would buy in warrants at the conversion price of $0.15, or a total of 866,667 warrants, with a 3-year term.  The Company does not have any registration obligation in regard to the common stock.  Each purchaser of the Debentures represented to the Company that such purchaser is an “accredited investor” within the meaning of Rule 501 of Regulation D.  We sold the Debentures in accordance with Rule 506 of Regulation D under the Securities Act of 1933, as amended.  Proceeds were used for working capital to fund continuing operations.

ITEM 3. – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. – (REMOVED AND RESERVED)

ITEM 5. – OTHER INFORMATION

None.

ITEM 6. - EXHIBITS

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

10.10	Agreement dated October 31, 2008 with Lakehills Production, Inc. and a private equity drilling fund (incorporated by reference from our Current Report on Form 8-K filed on November 5, 2008)

10.11	Security Purchase Agreement for 16% Subordinated Convertible Debenture Agreement and warrants (incorporated by reference from our Current Report on Form 10-K filed on March 22, 2012)

14.1	Code of Ethics (incorporated by reference from our Annual Report on Form 10-KSB filed on August 28, 2007)

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
__________
*Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESP RESOURCES, INC.

Date: May 15, 2012	By:	/s/ David Dugas
David Dugas
Chief Executive Officer and Director
(Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

ESP RESOURCES, INC.

Date: May 15, 2012	By:	/s/ David Dugas
David Dugas
Chief Executive Officer and Director
(Principal Executive Officer and Principal Financial Officer)

Date: May 15, 2012	By:	/s/ Tony Primeaux
Tony Primeaux
Director

Date: May 15, 2012	By:	/s/ William M Cox
William M. Cox
Director