Form 10-K/A
period 2011-12-31
ESP Resources, Inc.
filed 2012-08-02
CIK 1346526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes☐ No ☑

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

Number of the issuer’s Common Stock outstanding as of March 16, 2012: 111,362,067

Documents incorporated by reference: None

EXPLANATORY NOTE

ESP Resources, Inc., (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2011 (the “Form 10-K”) in response to comments received from the Securities and Exchange Commission regarding a typo. This Amendment No. 1 to Annual Report on Form 10-K/A (this “Amendment”) is being filed solely to re-file Item 9A. The Form 10-K filed on March 22, 2012 erroneously stated “Management has assessed the effectiveness of our internal control over financial reporting as at December 31, 2010” instead of “as of December 31, 2011” and “There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting” however, there were changes to the internal controls over financial reporting that occurred during the period as stated in the revised Item 9A.

The Company took measures in 2011 to improve internal controls and our company’s President and Chief Executive Officer concluded in the 10-K for the year ended December 31, 2011 filed on March 22, 2012 that our company’s disclosure controls and procedures were effective. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment.

This Amendment is limited in scope to the items identified above and should be read in conjunction with the Form 10-K. This Amendment does not reflect events occurring after the filing of the Form 10-K and, other than the furnishing of the information identified above, does not modify or update the disclosure in the Form 10-K in any way.

ITEM 9A - CONTROLS AND PROCEDURES

During 2010 the Company’s continued geographic expansion of operations and limited operational support staff created a material weakness in the system of internal controls.  The Company has recently increased the quality and quantity of the operational support staff and implemented formal control procedures for each of its locations.  The Chief Executive Officer and President believe that the additional staff and procedures provide reasonable assurance that the Company’s controls and procedures will meet their objectives.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this annual report, being December 31, 2011, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of the company’s management, including our President and Chief Executive Officer.  Based upon that evaluation, our Chief Executive Officer and President concluded that the company’s disclosure controls and procedures are effective as at the end of the period covered by this report.  There have been changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Our management, including our principal executive officer and principal financial officer, do not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud.  Furthermore, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs.  Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Management’s report on internal control over financial reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the 1934 Act.  Management has assessed the effectiveness of our internal control over financial reporting as at December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Our internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with generally accepted accounting principles; providing reasonable assurance that receipts and expenditures are made in accordance with authorizations of management and our directors; and providing reasonable assurance that unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements would be prevented or detected on a timely basis.  The company improved its internal controls by establishing clear segregations of duties between and among regional personal and home office personal, verification of invoices details by a person separate from the initiator, enhanced verification procedures for inventory management, customer invoicing and management of training of its staff.  As a result of this assessment, management concluded that, as at December 31, 2011, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Management discussed these enhancements with our auditors who concur with these changes.  However, because of its inherent limitations, internal control over financial reporting may not provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

This annual report does not include an attestation report of our independent auditors regarding internal control over financial reporting.  Management's report was not subject to attestation by our independent auditors pursuant to temporary rules of the SEC that permit our company to provide only management's report in this annual report.

ITEM 6. EXHIBITS AND REPORTS OF FORM 10-K/A.

Exhibit
Number	Description

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESP RESOURCES, INC.

Date: August 2, 2012	By:	/s/ David Dugas
David Dugas
Chief Executive Officer and Director
(Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

ESP RESOURCES, INC.

Date: August 2, 2012	By:	/s/ David Dugas
David Dugas
Chief Executive Officer and Director
(Principal Executive Officer and Principal Financial Officer)

Date: August 2, 2012	By:	/s/ Tony Primeaux
Tony Primeaux
Director

Date: August 2, 2012	By:	/s/ William M Cox
William M. Cox
Director