Form 10-Q/A
period 2012-03-31
ESP Resources, Inc.
filed 2012-08-02
CIK 1346526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

ESP Resources, Inc., (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (the “Form 10-Q”) in response to comments received from the Securities and Exchange Commission regarding a typo. This Amendment No. 1 to Quarterly Report on Form 10-Q/A (this “Amendment”) is being filed solely to re-file Item 4T. The Form 10-Q filed on May 15, 2012 erroneously stated that our company’s President and Chief Executive Officer concluded that our company’s disclosure controls and procedures were ineffective. The Company took measures in 2011 to improve internal controls and our company’s President and Chief Executive Officer concluded in the 10-K for the year ended December 31, 2011 filed on March 22, 2012 that our company’s disclosure controls and procedures were effective. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment.

This Amendment is limited in scope to the items identified above and should be read in conjunction with the Form 10-Q. This Amendment does not reflect events occurring after the filing of the Form 10-Q and, other than the furnishing of the information identified above, does not modify or update the disclosure in the Form 10-Q in any way.

ITEM 4T. – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report, being March 31, 2012, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of the Company’s management, including our President and Chief Executive Officer.  Based upon that evaluation, our President and Chief Executive Officer concluded that the company’s disclosure controls and procedures are effective as of the end of the period covered by this report.  There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

ITEM 6. - EXHIBITS

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
_____________
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