Form 10-Q
period 2012-06-30
ESP Resources, Inc.
filed 2012-08-14
CIK 1346526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 119,517,749 common shares issued and outstanding as of August 10, 2012.

PART I - FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS

It is the opinion of management that the interim financial statements for the quarter and six months ended June 30, 2012 included all adjustments necessary in order to ensure that the interim financial statements are not misleading.

ESP Resources, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$770,678	$126,456
Restricted cash	314,381	192,198
Accounts receivable, net	3,612,569	1,920,933
Inventories, net	1,574,535	1,571,889
Prepaid expenses and other current assets	212,276	360,525

Total current assets	6,484,439	4,172,001

Property and equipment, net of accumulated depreciation of $992,134 and $750,519, respectively	2,977,701	2,690,122
Other assets	119,162	50,262

Total assets	$9,581,302	$6,912,385

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,087,208	$1,574,521
Factoring payable	3,088,199	1,642,285
Accrued expenses	377,256	387,465
Due to related parties	74,839	76,286
Guarantee liability	120,000	120,000
Due to Turf shareholders for acquisition	7,379	-
Short-term debt	127,539	270,528
Current maturities of long-term debt	739,369	701,016
Current portion of capital lease obligation	217,891	113,401

Total current liabilities	6,839,680	4,885,502

Long-term debt (less current maturities)	1,138,853	1,032,135
Capital lease obligations (less current maturities)	347,280	191,319
Contingent consideration payable for acquisition of Turf	31,437	31,437
Deferred lease cost	23,000	25,000

Total liabilities	8,380,250	6,165,393

STOCKHOLDERS' EQUITY
Common stock - $0.001 par value, 350,000,000 shares authorized, 119,517,749 and 110,000,008 shares issued and outstanding, respectively	119,518	110,000
Preferred stock - $0.001 par value, 10,000,000 shares authorized in 2011, zero outstanding
Additional paid-in capital	16,604,499	15,115,452
Subscription receivable	(1,000)	(1,000)
Accumulated deficit	(15,521,965)	(14,477,460)

Total stockholders' equity	1,201,052	746,992

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,581,302	$6,912,385

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ESP Resources, Inc.
Condensed Consolidated Statements of Operations
For the three and six months ended June 30, 2012 and 2011
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

SALES, NET	$5,600,827	$2,295,065	$9,890,812	$4,110,221
COST OF GOODS SOLD	3,093,357	889,999	5,319,880	1,917,990

GROSS PROFIT	2,507,470	1,405,066	4,570,932	2,192,231

General and administrative	2,803,137	2,354,839	4,944,957	3,771,203
Depreciation and amortization	169,972	162,176	321,552	290,628
Gain on disposal of assets	(12,500)	-	(8,415)	-

LOSS FROM OPERATIONS	(453,139)	(1,111,949)	(687,162)	(1,869,600)

OTHER INCOME (EXPENSE)
Interest expense	(49,417)	(42,028)	(92,058)	(78,291)
Factoring fees	(104,621)	(42,678)	(214,352)	(89,492)
Amortization of debt discount	(43,451)	-	(53,930)	-
Other income, net	1,485	(8,096)	2,960	(6,864)
Interest income	18	23	37	56

Total other expense	(195,986)	(92,779)	(357,343)	(174,591)

NET LOSS	$(649,125)	$(1,204,728)	$(1,044,505)	$(2,044,191)

NET LOSS PER SHARE (basic and diluted)	$(0.01)	$(0.01)	$(0.01)	$(0.02)

WEIGHTED AVERAGE SHARES OUTSTANDING	113,417,424	100,134,158	112,012,890	92,911,893

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ESP Resources, Inc.
Condensed Statement of Stockholders’ Equity
For the six months ended June 30, 2012
(Unaudited)

	Common stock			Subscription	Accumulated
	Number	Par Value	APIC	Receivable	Deficit	Total
Balance, December 31, 2011	110,000,008	110,000	15,115,452	(1,000)	(14,477,460)	746,992

Stock based compensation			625,981		-	625,981

Shares issued in connection with accounts payable conversion	384,616	385	45,548		-	45,933

Shares issued with private placement	9,133,125	9,133	750,867		-	760,000

Discount on debt from warrants and beneficial conversion feature			71,291			71,291

Fees paid on issuance of private placement			(4,640)			(4,640)

Net loss	-	-	-	-	(1,044,505)	(1,044,505)

Balance, June 30, 2012	119,517,749	119,518	16,604,499	(1,000)	(15,521,965)	1,201,052

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ESP Resources, Inc.
Condensed Consolidated Statements of Cash Flow
For the six months ended June 30, 2012 and 2011
(Unaudited)

	June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,044,505)	$(2,044,191)
Adjustments to reconcile net loss to net cash
used for operating activities:
Amortization of debt discount	53,930	1,219
Gain on disposal of assets	(8,415)	-
Depreciation and amortization, net disposals	321,552	349,025
Bad debt expense	35,418	-
Stock based compensation	645,617	1,193,886
Changes in operating assets and liabilities:
Accounts receivable	(1,727,054)	(267,207)
Inventory	(2,646)	(493,164)
Prepaid expenses and other current assets	148,249	31,778
Other assets	(52,115)	16,190
Accounts payable	843,050	119,938
Accrued expenses	41,144	49,330
Accrued expense to related parties	(18,272)	-

CASH USED IN OPERATING ACTIVITIES	(764,047)	(1,043,196)

CASH FLOWS FROM INVESTING ACTIVITIES
Restricted cash	(122,183)	(55,004)
Proceeds from the sale of vehicle	12,500	-
Purchase of fixed assets	(366,273)	(420,742)

CASH USED IN INVESTING ACTIVITIES	(475,956)	(475,746)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowing on debt	130,000	75,000
Repayment of long term debt	(259,633)	(150,655)
Repayment of short-term debt	(142,989)	-
Repayment of capital leases	(44,427)	(36,069)
Net factoring advances	1,445,914	555,847
Proceeds from sales of units in private placement, net	630,360	765,440
Proceeds from sale of stock	125,000	25,000
Collecton on subscription receivable	-	25,000

CASH PROVIDED BY FINANCING ACTIVITIES	1,884,225	1,259,563

NET INCREASE IN CASH	644,222	(259,379)
CASH AT BEGINNING OF PERIOD	126,456	531,290

CASH AT END OF PERIOD	$770,678	$271,911

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$290,895	$39,584

Non-cash investing and financing transactions:
Fixed assets trade-in	$18,384	$-
Notes issued for purchase of property and equipment	265,329	544,722
Notes issued for settlement of accounts payable	350,000	-
Discount on debt from warrants and beneficial conversion feature	71,291	29,250
Stock issued for debt conversion	-	51,750
Stock issued for accounts payable conversion	26,297	104,139
Purchase of equipment under capitalized lease	-	205,236
Sale leaseback of equipment	304,879	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ESP Resources, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2012

Note 1 – Basis of Presentation, Nature of Operations and Significant Accounting Policies

Basis of Presentation

ESP Resources, Inc. (“ESP Resources”, and collectively with its subsidiaries, “we, “our” or the “Company”) was incorporated in the State of Nevada on October 27, 2004. The accompanying unaudited condensed consolidated financial statements include the accounts of ESP Resources, Inc. and its wholly owned subsidiaries, ESP Petrochemicals, Inc. of Louisiana (“ESP Petrochemicals”), ESP Resources, Inc. of Delaware (“ESP Delaware”) and ESP Corporation, S.A., a Panamanian corporation (“ESP Corporation”). The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America. Any reference herein to “ESP Resources”, the “Company”, “we”, “our” or “us” is intended to mean ESP Resources, Inc. including the wholly-owned subsidiaries indicated above, unless otherwise indicated.

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

Interim Financial Statements

The condensed unaudited consolidated financial statements presented herein have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) and the accounting policies set forth in our audited consolidated financial statements for the period ended December 31, 2011 as filed with the Securities and Exchange Commission (the “SEC”) in the Company’s Annual Report on Form 10-K and should be read in conjunction with the notes thereto. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations presented for the three and six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the year. These condensed consolidated financial statements should be read in connection with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Concentrations

The Company has three major customers that together account for 75% of accounts receivable as of June 30, 2012 and 67% of the total revenues earned for the six months ended June 30, 2012 as follows:

	Accounts Receivable	Revenue
Customer A	34%	48%
Customer B	22%	10%
Customer C	19%	9%
Totals:	75%	67%

The Company has three vendors that accounted for 87% of chemical purchases during the six months ended June 30, 2012 and 62% of the ending accounts payable at June 30, 2012 as follows:

	Accounts Payable	Purchases
Vendor A	48%	66%
Vendor B	8%	11%
Vendor C	6	10
Totals:	62%	87%

Revenue and Cost Recognition

The Company operates in the oil and gas industry. The Company’s petrochemical business is a custom formulator of petrochemicals for the oil & gas industry. Since the products are specific to each location, the receipt of an order or purchase order starts the production process. Once the blending takes place, the order is delivered to the well-site. When the containers of blended petrochemicals are either off-loaded at the well-site, or stored at the well-site, a delivery ticket is obtained, an invoice is generated and the Company recognizes revenue.

Revenue is recognized when title and risk of loss have transferred to the customer and when contractual terms have been fulfilled. Transfer of title and risk of loss occurs when the product is delivered, or service performed in accordance with the contractual terms. Revenue is recognized based on the credit agreement with the customer at the agreed upon price.

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

Accounts receivable consisted of the following as of June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
Trade receivables	$3,622,569	$2,070,334
Less: Allowance for doubtful accounts	(10,000)	(149,401)
Net accounts receivable	$3,612,569	$1,920,933

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

Note 2 – Going Concern

The Company has had a history of net losses through the six months ended June 30, 2012. This factor raises substantial doubt about the Company's ability to continue as a going concern. The unaudited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company's ability to continue operations will likely require additional capital. This condition raises substantial doubt about the Company’s ability to continue as a going concern. We expect cash flows from operating activities to improve, primarily as a result of an increase in revenue, although there can be no assurance thereof. The accompanying unaudited consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate more significant positive cash flows or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans.

Note 3 – Inventory

Inventory represents raw and blended chemicals and other items valued at the lower of cost or market with cost determined using the first-in first-out method, and with market defined as the lower of replacement cost or realizable value. Inventory consisted of the following as June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
Raw materials	$826,515	$831,504
Finished goods	748,020	740,385
Total inventory	$1,574,535	$1,571,889

Note 4 – Long-Term Debt

On January 30, 2012, the Company purchased a vehicle by issuing debt of $59,744 with an annual interest rate of 6.4% and a term of 36 months and payments of $1,833 per month. On March 19, 2012 the Company purchased a vehicle by issuing debt of $50,328 with an annual interest rate of 5.9% and a term of 36 months.

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

On May 7, 2012, the Company purchased vehicles by issuing debt of $ 106,253 with an annual interest rate of 6.4% and a term of 36 months and payments of $3,260 per month.

On May 25, 2012, the Company reached an agreement with a vendor to exchange a payable for a term debenture of $350,000 with an annual interest rate of prime plus 1.5% with a monthly principal payment of $10,000 plus accrued interest.

On May 29, 2012, the Company purchased a vehicle by issuing debt of $49,004 with an annual interest rate of 6.4% and a term of 36 months with payments of $1,500 per month.

On June 19, 2012 the company repaid $304,879 of notes payable. The effect of this transaction accelerated $39,794 of debt discount as additional amortization of debt discount.

Note 5 – Stockholders’ Equity

Common stock issued for services

On January 13, 2012, the Company issued 166,434 shares of its common stock to a vendor for settlement of accrued expenses related to services rendered. The shares were valued at $26,297 and recorded as stock based compensation.

On April 3 2012, the Company issued 218,182 shares of its common stock to a vendor for settlement of accrued expenses related to services rendered. The shares were valued at $19,636 and recorded as stock based compensation. In addition to the above and for the six month period ended June 30, 2012 the Company amortized $254,029 of stock based compensation resulting from stock and warrants issued in previous periods.

Warrants issued

The following table reflects a summary of Common Stock warrants outstanding and warrant activity during 2012:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Term (Years)

Warrants outstanding at December 31, 2011	75,317,618	$0.51	0.6
Granted during the period	25,679,167	0.20	3.0
Exercised during period
Forfeited during the period	(41,187,143)	0.36
Warrants outstanding at June 30, 2012	59,809,642	$0.47	0.5

On January 27, 2012, as discussed in Note 4, the Company granted 866,667 warrants in conjunction with the issuance of 16% Convertible Subordinated Debentures.

On January 31, 2012 the Company granted 1,000,000 warrants for consulting services at an exercise price of $0.15. The Company valued the warrants at a fair value of $78,604 using the Black-Scholes option pricing model with the following assumptions: stock price on the measurement date of $0.10; warrant term of 3 years; expected volatility of 180%; and discount rate of 0.31%. The Company is amortizing the warrants over the one-year term of the agreement and recognized $13,101 of expense during the three months ended June 30, 2012.

On June 19, 2012 the Company’s initiated a sale of units of restricted common stock and common stock purchase warrants in a private placement (the “Private Placement”).  Each unit was for $50,000 and consisted of 625,000 shares of stock at $0.08, a warrant to purchase 937,500 shares of common stock at $0.15 for three years and a warrant to purchase 937,500 shares of common stock at $0.25 for three years.  As of June 30, 2012 the Company had sold $635,000 in the Private Placement consisting of 7,937,500 shares of restricted common stock at a per share price of $0.08, common stock purchase warrants for the purchase of 11,906,250 shares of the Company’s common stock exercisable at a per share price of $0.15 and common stock purchase warrants for the purchase of 11,906,250 shares of the Company’s common stock exercisable at a per share price of $0.25.  The common stock purchase warrants may be exercised for a period of 3 years.  The Company has a piggy-back registration obligation with respect to the common stock in the Private Placement.

Stock Option Awards

The Company has recognized a compensation expense of $371,952 on the stock options granted in prior years that vested during the current period for the six months ended June 30, 2012. The fair value of the unvested shares is $1,607,000 as of June 30, 2012.

Stock option activity summary covering options is presented in the table below:

	Number of Shares	Weighted- Average Exercise Price		Weighted- Average Remaining Contractual Term (Years)
Outstanding at December 31, 2011	25,600,000		$0.14	8.85
Granted		$
Exercised	-		-	-
Expired/Forfeited	(859,000)		0.15	9.15
Outstanding at June 30, 2012	24,741,000		$0.14	6.83
Exercisable at June 30, 2012	12,237,034		$0.14	6.83

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

There are no upper limits to the price LPC may pay to purchase the Company’s common stock. The purchase price of the shares related to the future funding will be based on the prevailing market prices of the Company’s shares immediately preceding the time of sales without any fixed discount, and the Company will control the timing and amount of any future sales of shares to LPC. LPC shall not have the right or the obligation to purchase any shares of common stock on any business day that the price of our common stock is below $0.10. In addition, the Company will issue to LPC up to 1,181,102 shares pro rata as LPC purchases the remaining $4.8 million as additional consideration for entering into the purchase agreement. The purchase agreement may be terminated by the Company at any time at the Company’s discretion without any cost to the Company. Except for a limitation on variable priced financings, there are no financial or business covenants, restrictions on future fundings, rights of first refusal, participation rights, penalties or liquidated damages in the agreement.

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

Sale of restricted shares

On June 19, 2012 the Company’s initiated a sale of units of restricted common stock and common stock purchase warrants in a private placement (the “Private Placement”).  Each unit was for $50,000 and consisted of 625,000 shares of stock at $0.08, a warrant to purchase 937,500 shares of common stock at $0.15 for three years and a warrant to purchase 937,500 shares of common stock at $0.25 for three years.  As of June 30, 2012 the Company had sold $635,000 in the Private Placement consisting of 7,937,500 shares of restricted common stock at a per share price of $0.08, common stock purchase warrants for the purchase of 11,906,250 shares of the Company’s common stock exercisable at a per share price of $0.15 and common stock purchase warrants for the purchase of 11,906,250 shares of the Company’s common stock exercisable at a per share price of $0.25.  The common stock purchase warrants may be exercised for a period of 3 years.  The Company has a piggy-back registration obligation with respect to the common stock in the Private Placement.

Note 6 – Related Party Transactions

As of December 31, 2011, the Company owed shareholders and management a total of $76,286. As of June 30, 2012, the Company had balances due to shareholders and management a total of $74,839.

Note 7 – Sale leaseback of equipment

On June 1, 2012 the Company completed a sale leaseback transaction of certain equipment for $304,879 in accordance Accounting Standard Codification (ASC) 840 – 40 “Sales-Leaseback Transactions”, the gain was deferred. The lease was accounted for as a capitalized lease, a financing method, with monthly payments of $22,200 through November, 2014. The proceeds from the sale where used to repay the debt on the equipment, see note 4 June 19, 2012 above. The Company will continued to reflect the book value of the equipment and related accumulated depreciation remain on the balance sheet and no sale was recognized. The sales price of the equipment is recorded as a capitalized lease obligation with a portion of each lease payment includes interest expense.

Note 8 – Subsequent events

On July 6, 2012 the Company granted 5,000,000 shares of restricted stock to a service provider, the restricted stock vest over at 20% per year on the anniversary date of the grant.

On July 10, 2012 the Company granted a total of 14,250,000 options to members of the Board of Directors, the options have an exercise price of $0.10 per share and vest at 20% per year.

On July 10, 2012 the Company granted 6,500,000 shares of restricted stock to the Company’s Chief Executive Officer.  The restricted stock vests at 20% per year on the anniversary date of the grant.

On July 10, 2012 the Company granted 550,000 shares of restricted stock to two employees, 300,000 vested immediately and 250,000 vest on January 1, 2013.

On July 11, 2012 the Company formed two subsidiaries in Delaware, ESP Advanced Technologies, Inc., and ESP Facility & Pipeline Services, Inc. As of the date of this filing, ESP Facility & Pipeline Services, Inc. is conduction business as an operating division. ESP Advanced Technologies, Inc. has not conducted any business.

In July  2012 the Company had sold $125,000 in a Private Placement consisting of 1,562,500 shares of restricted common stock at a per share price of $0.08, common stock purchase warrants for the purchase of 2,343,750 shares of the Company’s common stock exercisable at a per share price of $0.15 and common stock purchase warrants for the purchase of 2,343,750 shares of the Company’s common stock exercisable at a per share price of $0.25.  The common stock purchase warrants may be exercised for a period of 3 years.  The Company has a piggy-back registration obligation with respect to the common stock in the Private Placement.

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

Corporate History

We were incorporated on October 27, 2004, in the State of Nevada. Our principal offices are located at 111 Lions Club Street, Scott, LA 70583.

Effective September 28, 2007, we completed a merger with our subsidiary, Pantera Petroleum, Inc., a Nevada corporation. As a result, we changed our name from “Arthro Pharmaceuticals, Inc.” to “Pantera Petroleum, Inc.” In addition, effective September 28, 2007, we effected a sixteen (16) for one (1) forward stock split of our authorized, issued and outstanding common stock. As a result, our authorized capital increased from 75,000,000 common shares to 1,200,000,000 common shares with the same par value of $0.001. At that time, our issued and outstanding share capital increased from 6,970,909 common shares to 111,534,544 common shares.

In December 2008, the Company entered into an agreement with ESP Resources, Inc., a Delaware corporation ("ESP Delaware"), whereby the Company acquired 100% ownership of ESP Delaware in exchange for 292,682,297 common shares. As a result of this acquisition, we changed our name from “Pantera Petroleum, Inc.” to “ESP Resources, Inc.” On January 27, 2009, we effected a one (1) for twenty (20) reverse stock split of our common stock and received a new ticker symbol. The name change and reverse stock split became effective with the OTC Bulletin Board at the opening of trading on January 27, 2009 under the new symbol “ESPI” and a new CUSIP number of 26913L104.

On July 29, 2011 the shareholders decreased the authorized shares of our common stock from 1,200,000,000 shares to 350,000,000 shares and authorized a new class of stock, preferred stock having 10,000,000 shares of stock authorized at $.001 par value.

Any reference herein to “ESP Resources”, the “Company”, “we”, “our” or “us” is intended to mean ESP Resources, Inc., a Nevada corporation, including our wholly-owned subsidiaries including, ESP Petrochemicals, Inc., ESP Resources, Inc., (Delaware) and ESP Corporation, S.A., unless otherwise indicated.

Our Business

We are a custom formulator of specialty chemicals for the oil and gas industry. We offer analytical services and essential custom-blended chemicals for oil and gas wells, which improve production yields and overall efficiencies. Our mission is to provide applications of surface chemistry to service all facets of the fossil energy business via a high level of innovation. We focus our efforts on solving problems at the drilling site or well with a highly complex integration of chemicals and processes to achieve the highest level of quality petroleum output. Management believes our constant management of our chemical applications at the drilling site or well, continuous monitoring of the productivity and outflow levels of oil and gas and listening to our customers and their changing demands and applying our skills as chemical formulators enables us to measure the impact we have in our business.

We act as manufacturer, distributor and marketer of specialty chemicals and supply specialty chemicals for a variety of oil and gas field applications including killing bacteria, separating suspended water and other contaminants from crude oil, separating the oil from the gas, pumping enhancement, pumping cleaning, as well as a variety of fluids and additives used in the drilling and production process. At each well in production, there exists a number of factors that make each site unique. These include the depth of the producing formation, the bottom-hole temperature of the producing well, the size of the wellhead through which the producing fluids flow, the size and pressure ratings of the production equipment, including the separators, heater-treaters, compression equipment, size of production tubulars in the wellbore, size of the storage tanks on the customers’ location, and pressure ratings of the sales lines for the oil and gas products. Wells that are operating short distances from each other in the same field can have very different characteristics. This variance in operating conditions, chemical makeup of the oil, and the usage of diverse equipment requires a very specific chemical blend to be used if maximum drilling and production well performance is to be attained.

Our customers are typically the oil and gas exploration customers who plan and finance the well, drill the well and then operate the well through the point of full depletion. Of the various stages involved in the development of an oil and gas well, we offer our products and services in principally two main areas: completion petrochemicals and production petrochemicals.

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

Once the completion work is concluded at the well, which typically takes between 2-5 days, our chemical delivery units are moved out of the location and sent back to the appropriate district office for the next completion job.

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

Our first goal is to solve our customers’ problem at the well and optimize drilling or production and, secondly, the sale of product. Typically, our service personnel may gather information at a well and enter this data into the analytical system at each of our six (6) respective district offices located in Scott, Louisiana; Pharr, Texas; Victoria, Texas; Guy, Arkansas; Longview, Texas; and Marlow, Oklahoma. The analytical system provides testing parameters and reproduces conditions at the wellhead. This allows our technical team and chemists to design and test a new chemical blend in a very short period of time. In many cases, a new blend may be in service at the well in as little as 24 hours.

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

Our competitive strategy is to provide better service and response times, combined with superior chemical solutions that can be translated into savings for our customers. We believe that we are able to solve these problems through the following competitive advantages:

●	Personalized service;
●	Expedited field analysis; and
●	Convenience and access to the best available market rates and products offered by our suppliers that we can produce and supply for our customers.

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

We are required to obtain licenses and permits from various governmental authorities. As we continue to grow we anticipate that we will be able to obtain all necessary licenses and permits to carry on the activities, and that we intend to comply in all material respects with the terms of such licenses and permits. However, there can be no guarantee that we will be able to obtain and maintain, at all times, all necessary licenses and permits required to undertake our proposed business development. In the event that we proceed with our operation without necessary licenses and permits, we may be subject to large fines and possibly even court orders and injunctions to cease operations.

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

Three and Six Month Period Ended June 30, 2012 Compared to Three and Six Month Period Ended June 30, 2011

The following table summarizes the results of our operations during the six months ended June 30, 2012 and 2011, and provides information regarding the dollar and percentage increase or (decrease) from 2011 to 2012:

	Six Months Ended June 30,		$ Increase	% Increase
	2012	2011	(Decrease)	(Decrease)
Sales	$9,890,812	$4,110,221	$5,780,591	141%
Cost of goods sold	5,319,880	1,917,990	3,401,890	177%
Gross profit	4,570,932	2,192,231	2,378,701	109%
Total general and administrative expenses	4,944,957	3,771,203	1,173,754	31%
Depreciation and amortization expense	321,552	290,628	30,924	11%
Gain on disposal of assets	(8,415)	-	(8,415)	100%
Loss from operations	(687,162)	(1,869,600)	1,182,438	63%
Total other income (expense)	(357,343)	(174,428)	(182,752)	105%
Net loss	$(1,044,505)	$(2,044,191)	$999,686	49%

The following table summarizes the results of our operations during the three months ended June 30, 2012 and 2011, and provides information regarding the dollar and percentage increase or (decrease) from 2011 to 2012:

	Three Months Ended June 30,		$ Increase	% Increase
	2012	2011	(Decrease)	(Decrease)
Sales	$5,600,827	$2,295,065	$3,305,762	144%
Cost of goods sold	3,093,357	889,999	2,203,358	248%
Gross profit	2,507,470	1,405,066	1,102,404	78%
Total general and administrative expenses	2,803,137	2,354,839	448,298	19%
Depreciation and amortization expense	169,972	162,176	7,796	5%
Gain on disposal of assets	(12,500)	-	(12,500)	100%
Loss from operations	(453,139)	(1,111,949)	658,810	59%
Total other income (expense)	(195,986)	(92,779)	(103,207)	111%
Net loss	$(649,125)	$(1,204,728)	$555,603	46%

Sales

Sales were $9,890,812 for the six months ended June 30, 2012, compared to $4,110,221 for the same period in 2011, an increase of $5,780,591, or 141%. The increase was mainly due to increased sales volume from completion petrochemical sales and services to customers engaged in the hydraulic fracturing of oil and gas wells. In addition, sales increased through increases in sales of production petrochemicals in the Southern Louisiana, South Texas and Southeastern Texas regions. The addition of field service technicians in the South Texas and Arkansas regions in previous quarters and their sales contacts resulted in a direct increase in sales volumes from these regions.

Sales were $5,600,827 for the three months ended June 30, 2012, compared to $2,295,065 for the same period in 2011, an increase of $3,305,762, or 144%. The increase was mainly due to increased sales volume from completion petrochemical sales and services to customers engaged in the hydraulic fracturing of oil and gas wells. In addition, sales increased through increases in sales of production petrochemicals in the Southern Louisiana, South Texas and Southeastern Texas regions. The addition of field service technicians in the South Texas and Arkansas regions in previous quarters and their sales contacts resulted in a direct increase in sales volumes from these regions.

Cost of goods sold and gross profit

Cost of goods was $5,319,880, or 54% of net sales, for the six months ended June 30, 2012, compared to $1,917,990, or 47% of net sales, for the same period in 2011. Gross profit was $4,570,932, or 46% of net sales, for the six months ended June 30, 2012, compared to $2,192,231, or 53% of net sales, for the same period in 2011. The 6% decrease in gross profit for the six month period in 2012 is the result of new completion petrochemical sales from customers engaged in the hydraulic fracturing of oil and gas wells which have a lower gross profit margin than production petrochemical products.

Cost of goods was $3,093,357, or 55% of net sales, for the three months ended June 30, 2012, compared to $889,999, or 39% of net sales, for the same period in 2011. Gross profit was $2,507,470, or 45% of net sales, for the three months ended June 30, 2012, compared to $1,405,066, or 61% of net sales, for the same period in 2011. The 15% decrease in gross profit for the three month period in 2012 is the result of new completion petrochemical sales from customers engaged in the hydraulic fracturing of oil and gas wells which has a lower gross profit margin than production petrochemical products.

General and administrative expenses

General and administrative expenses increased by $1,173,754 for the six months ended June 30, 2012, compared to the same period in 2011. The increase in general and administrative expenses was primarily due to increases in staff and additions in the Company’s facilities in the Victoria, Texas Region, development of international operations and approximately $539,000 in legal fees incurred as a result of certain litigation, namely the trade secret infringement lawsuit that the Company initiated in March 2012 to protect the Company’s trade secrets.  The development of international operations included in the general and administrative expenses was $260,000 for the six months ended June 30, 2012, compared to zero for the same period in 2011.

General and administrative expenses increased by $448,298 for the three months ended June 30, 2012, compared to the same period in 2011. The increase in general and administrative expenses was primarily due to increases in staff and additions in the Company’s facilities in the Victoria, Texas Region, development of international operations and approximately $472,000 in legal fees incurred as a result of certain litigation, namely the trade secret infringement lawsuit that the Company initiated in March 2012 to protect the Company’s trade secrets.  The development of international operations included in the general and administrative expenses was $140,000 for the three months ended June 30, 2012, compared to zero for the same period in 2011.

Net loss

The Company’s net loss decreased to $(1,044,505) for the six months ended June 30, 2012, as compared to a net loss of $(2,044,191) for the same period in 2011. The primary reason for the decrease in the net loss was due to a decrease, as a percentage of sales, in general and administrative expenses relating to the expansion of our sales from our existing facilities and, stock compensation expense and increase in the cost of additional infrastructure to support higher levels of sales in future periods and development of international operations.

The Company’s net loss decreased to $(649,125) for the three months ended June 30, 2012, as compared to a net loss of $(1,204,728) for the same period in 2011. The primary reason for the decrease in the net loss was due to a decrease, as a percentage of sales in general and administrative expenses relating to the expansion of our sales from our existing facilities, stock compensation expense, the cost of additional infrastructure to support higher levels of sales in future periods and development of international operations.

Modified EBITDA

Modified Earnings before interest (including factoring fees), taxes, depreciation amortization and stock-based compensation (“Modified EBITDA”) is a non-GAAP financial measure. We use Modified EBITDA as an unaudited supplemental financial measure to assess the financial performance of our assets without regard to financing methods, capital structures, taxes or historical cost basis; our liquidity and operating performance over time in relation to other companies that own similar assets and that we believe calculate Modified EBITDA in a similar manner; and the ability of our assets to generate cash sufficient for us to pay potential interest costs. We also understand that such data are used by investors to assess our performance. However, the term Modified EBITDA is not defined under generally accepted accounting principles and Modified EBITDA is not a measure of operating income, operating performance or liquidity presented in accordance with generally accepted accounting principles. When assessing our operating performance or liquidity, investors should not consider this data in isolation or as a substitute for net income, cash flow from operating activities, or other cash flow data calculated in accordance with generally accepted accounting principles. Modified EBITDA for the three and six months ended June 30, 2012 was $49,189 and $282,997 compared to $34,712 and $(392,113), respectively for the same periods in 2011, a change of of $14,477 and $675,110 respectively.

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net loss	$(649,125)	$(1,204,728)	$(1,044,505)	$(2,044,191)
Add back interest and factoring expense, net of interest income	154,020	84,683	306,373	167,564
Add back depreciation and amortization	169,972	162,176	321,552	290,628
Add back amortization debt discount	43,451	-	53,960	-
Add back stock-based compensation	330,871	992,581	645,617	1,193,886
Modified EBITDA	$49,189	$34,712	$282,997	$(392,113)

Cash Flow Used by Operating Activities

Operating activities used cash of $(764,047) for the six months ended June 30, 2012, compared to use of cash of $(1,043,196) for the same period in 2011. The decrease in cash used during the six months ended June 30, 2012 was primarily due to changes in working capital including an increase in accounts receivable partially offset by chemical inventory and an increase in accounts payable.

Cash Flow Used in Investing Activities

Investing activities used cash of $(475,956) for the six month period ended June 30, 2012, compared to a use of cash of $(475,746) for the six month period ended June 30, 2011. The net cash used in investing activities during the six months ended June 30, 2012 was a result of the cash used for the acquisition of new delivery and field service vehicles and the purchase of additional field equipment including storage tanks, containment storage devices, and chemical delivery pumps.

Cash Flow Provided by Financing Activities

Financing activities provided cash of $1,884,225 for the six month period ended June 30, 2012, compared to $1,259,563 for the six month period ended June 30, 2011. The net use of cash generated from financing activities during the six months ended June 30, 2012, was a result of repayment of long-term debt and was reduced by the proceeds from the sales of units of convertible debt of $130,000 and the sale of common stock of $630,360.

Liquidity and Capital Resources

As of June 30, 2012, our total assets were $9,581,302 and our total liabilities were $8,380,250. We had cash of $770,678, current assets of $6,484,439, and current liabilities of $6,839,680 as of June 30, 2012. We had negative working capital of $(355,241) on that date. We will require additional funds to implement our growth strategy. For this most recent quarter, we remained dependent on sales of our equity securities and debt financings to meet our cash requirements. We expect this situation to continue for the foreseeable future. While we anticipate further increases in operating cash flows, we will continue to require additional capital through equity financing and/or debt financing which may result in further dilution in the equity ownership of our shares. There is still no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Furthermore, we may continue to be unprofitable.

Working Capital

We estimate that our general operating expenses for the next twelve month period will remain at their current levels or increase. As reported on our results for the six month period ended June 30, 2012, professional and consulting fees, administrative salaries, telephone, office and warehouse rent, and ongoing legal, accounting, and audit expenses to comply with our reporting responsibilities as a public company under the Securities Exchange Act of 1934, as amended will remain the same or increase. Any increase in field operating expenses will be due to increases in field operating personnel, travel and international expenses as the demands from current and new and existing customers increase. Specifically, we expect to continue to increase the size of our operating personnel during 2012 as we increase our presence in the Texas regions as well as expansion plans in place for increases in sales in the international market, Southeast Oklahoma and Arkansas regions.

Cash Requirements

Our plan of operations for the next 12 months involves the growth of our production and completion petrochemical business through the expansion of regional sales, and the research and development of new chemical and analytical services in areas of waste remediation, water treatment and specialty biodegradable cleaning compounds. As of June 30, 2012, our company had cash of $770,678 and a working capital deficit of ($355,241).

We incurred a net loss of $(1,044,505) for the six month period ended June 30, 2012. We estimate that our needs for additional capital for the next twelve month period to be $3,000,000 to $5,000,000. However, if our operating expenses or capital expenditures exceed estimates, we will require additional monies during the next twelve months to execute our business plan. To date, we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We expect this situation to continue for the foreseeable future. There can be no assurance that we will be successful in raising the required additional capital or that actual cash requirements will not exceed our estimates. These funds may be raised through equity financing and/or debt financing which may result in further dilution in the equity ownership of our shares. There is still no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable in the foreseeable future.

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

Since inception, we have incurred losses and through June 30, 2012 totaling $15,521,965. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, bank financing and/or advances from related parties or shareholder loans.

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

ITEM 4T. – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report, being June 30, 2012, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company’s management, including our President and Chief Executive Officer. Based upon that evaluation, our President and Chief Executive Officer concluded that the company’s disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1. – LEGAL PROCEEDINGS

On March 2, 2012 the Company filed a trade secret infringement lawsuit to protect its rights against a former employee, a competitor and the officers of the competitor. The petition ESP Petrochemicals, Inc. V. Shane Cottrell, Platinum Chemicals, LLC, Ladd Naquin, Andjoe Lauer was filed in the district court of Victoria County, Texas 24th Judicial District and was amended on April 20, 2012. On June 19, 2012 we were granted a temporary injunction until the trial on October 25, 2012. The order prevents a former employee, a competitor and officers of the competitor from contact with customers and our employees.

ITEM 2. – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended June 30, 2012, the Company received proceeds of $130,000 from the sale of 16% Convertible Subordinated Debentures (the “Debentures”). The Debentures are subordinate to all other secured debt of the Company, pay 16% interest per annum in cash quarterly and are convertible into the Company’s common stock by the investors at any time at a minimum conversion price per share of $.15. On March 1, 2013, June 1, 2013 and September 1, 2013, the Company shall redeem one quarter, one quarter and one half, respectively, of the face value of the balance of the Debentures in cash. In addition, the investors received 100% of the number of shares of common stock that the purchase amount would buy in warrants at the conversion price of $0.15, or a total of 866,667 warrants, with a 3-year term.

On June 19, 2012 the Company’s initiated a sale of units of restricted common stock and common stock purchase warrants in a private placement (the “Private Placement”).  Each unit was for $50,000 and consisted of 625,000 shares of stock at $0.08, a warrant to purchase 937,500 shares of common stock at $0.15 for three years and a warrant to purchase 937,500 shares of common stock at $0.25 for three years.  As of June 30, 2012 the Company had sold $635,000 in the Private Placement consisting of 7,937,500 shares of restricted common stock at a per share price of $0.08, common stock purchase warrants for the purchase of 11,906,250 shares of the Company’s common stock exercisable at a per share price of $0.15 and common stock purchase warrants for the purchase of 11,906,250 shares of the Company’s common stock exercisable at a per share price of $0.25.  The common stock purchase warrants may be exercised for a period of 3 years.  The Company has a piggy-back registration obligation with respect to the common stock in the Private Placement.

Each purchaser of the Debentures and Private Placement represented to the Company that such purchaser is an “accredited investor” within the meaning of Rule 501 of Regulation D. We sold the Debentures in accordance with Rule 506 of Regulation D under the Securities Act of 1933, as amended. Proceeds were used for working capital to fund continuing operations.

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

10.10	Agreement dated October 31, 2008 with Lakehills Production, Inc. and a private equity drilling fund (incorporated by reference from our Current Report on Form 8-K filed on November 5, 2008)

10.11	Security Purchase Agreement for 16% Subordinated Convertible Debenture Agreement and warrants (incorporated by reference from our Current Report on Form 10-K filed on March 22, 2012)

10.12*	Confidential Private Placement Memorandum for Accredited Investors Only dated May 15, 2012 and Warrant Agreement

14.1	Code of Ethics (incorporated by reference from our Annual Report on Form 10-KSB filed on August 28, 2007)

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
__________
*Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESP RESOURCES, INC.

Date: August 14, 2012	By:	/s/ David Dugas
David Dugas
Chief Executive Officer and Director
(Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

ESP RESOURCES, INC.

Date: August 14, 2012	By:	/s/ David Dugas
David Dugas
Chief Executive Officer and Director
(Principal Executive Officer and Principal Financial Officer)

Date: August 14, 2012	By:	/s/ Tony Primeaux
Tony Primeaux
Director

Date: August 14, 2012	By:	/s/ William M Cox
William M. Cox
Director