Form 10-Q
period 2012-09-30
ESP Resources, Inc.
filed 2012-11-16
CIK 1346526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 000-52506

ESP RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0440762
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

9595 Six Pines Drive Suite 6305 The Woodlands, Texas 77380
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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 137,580,249 common shares issued and outstanding as of November 12, 2012.

PART I - FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS

It is the opinion of management that the interim financial statements for the quarter and nine months ended September 30, 2012 included all adjustments necessary in order to ensure that the interim financial statements are not misleading.

ESP Resources, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$345,775	$126,456
Restricted cash	197,306	192,198
Accounts receivable, net	2,585,875	1,920,933
Inventories, net	1,954,446	1,571,889
Prepaid expenses and other current assets	72,280	360,525

Total current assets	5,155,682	4,172,001

Property and equipment, net of accumulated depreciation of $1,135,986 and $750,519, respectively	3,457,644	2,690,122
Other assets	102,337	50,262

Total assets	$8,715,663	$6,912,385

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,537,814	$1,574,521
Factoring payable	1,846,390	1,642,285
Accrued expenses	367,369	387,465
Due to related parties	55,542	76,286
Guarantee liability	120,000	120,000
Due to Turf shareholders for acquisition	7,379	-
Short-term debt	51,016	270,528
Current maturities of long-term debt	802,431	701,016
Current portion of capital lease obligation	237,880	113,401

Total current liabilities	6,025,821	4,885,502

Long-term debt (less current maturities)	1,244,901	1,032,135
Capital lease obligations (less current maturities)	337,036	191,319
Contingent consideration payable for acquisition of Turf	31,437	31,437
Deferred lease cost	23,000	25,000

Total liabilities	7,662,195	6,165,393

STOCKHOLDERS' EQUITY
Common stock - $0.001 par value, 350,000,000 shares authorized, 137,580,249 and 110,000,008 shares issued and outstanding, respectively	137,580	110,000
Preferred stock - $0.001 par value, 10,000,000 shares authorized in 2011, zero outstanding
Additional paid-in capital	17,523,744	15,115,452
Subscription receivable	(1,000)	(1,000)
Accumulated deficit	(16,606,856)	(14,477,460)

Total stockholders' equity	1,053,468	746,992

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,715,663	$6,912,385

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ESP Resources, Inc.
Condensed Consolidated Statements of Operations
For the three and nine months ended September 30, 2012 and 2011
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

SALES, NET	$4,461,459	$3,425,518	$14,352,271	$7,535,739
COST OF GOODS SOLD	2,248,453	1,626,194	7,854,109	3,589,977

GROSS PROFIT	2,213,006	1,799,324	6,498,162	3,945,762

General and administrative	2,893,103	2,219,746	7,552,284	5,951,297
Depreciation and amortization	194,134	182,030	515,686	472,659
Gain on disposal of assets	(10,000)	-	(18,415)	-

LOSS FROM OPERATIONS	(864,231)	(602,452)	(1,551,393)	(2,478,194)

OTHER INCOME (EXPENSE)
Interest expense	(51,725)	(25,004)	(143,783)	(103,295)
Factoring fees	(162,680)	(70,268)	(377,032)	(159,760)
Amortization of debt discount	(11,128)	(5,224)	(65,058)	(5,224)
Other income, net	1,648	(3,161)	4,611	(3,884)
Interest income	3,224	-	3,259	57

Total other expense	(220,661)	(103,657)	(578,003)	(272,106)

NET LOSS	$(1,084,892)	$(706,109)	$(2,129,396)	$(2,750,300)

NET LOSS PER SHARE (basic and diluted)	$(0.01)	$(0.01)	$(0.02)	$(0.03)

WEIGHTED AVERAGE SHARES OUTSTANDING	125,118,317	103,791,810	119,151,656	99,972,348

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ESP Resources, Inc.
Condensed Statement of Stockholders’ Equity
For the nine months ended September 30, 2012
(Unaudited)

	Common stock			Subscription	Accumulated
	Number	Par Value	APIC	Receivable	Deficit	Total
Balance, December 31, 2011	110,000,008	110,000	15,115,452	(1,000)	-14,477,460	746,992

Stock based compensation	12,868,182	12,868	1,137,057	-	-	1,149,925

Shares issued in connection with accounts payable conversion	166,434	167	26,129	-	-	26,296

Shares issued for cash	1,195,625	1,195	123,805	-	-	125,000

Shares issued with private placement	13,350,000	13,350	1,050,010	-	-	1,063,360

Discount on debt from warrants and beneficial conversion feature	-	-	71,291	-	-	71,291

Net loss	-	-	-	-	(2,129,396)	(2,129,396)

Balance September 30, 2012	137,580,249	137,580	17,523,744	(1,000)	(16,606,856)	1,053,468

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ESP Resources, Inc.
Condensed Consolidated Statements of Cash Flow
For the nine months ended September 30, 2012 and 2011
(Unaudited)

	September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,129,396)	$(2,750,300)
Adjustments to reconcile net loss to net cash
used for operating activities:
Amortization of debt discount	65,058	5,224
Gain on disposal of assets	(18,415)	-
Depreciation and amortization, net disposals	515,686	531,274
Bad debt expense	43,112	-
Stock based compensation	1,149,925	1,726,334
Changes in operating assets and liabilities:
Accounts receivable	(708,054)	(251,485)
Inventory	(382,557)	(932,924)
Prepaid expenses and other current assets	288,245	65,623
Other assets	(52,075)	9,848
Accounts payable	1,339,589	639,172
Accrued expenses	(14,715)	126,271
Accrued expense to related parties	(20,744)	(25)

CASH USED IN OPERATING ACTIVITIES	75659	(830,988)

CASH FLOWS FROM INVESTING ACTIVITIES
Restricted cash	(5,108)	(66,294)
Proceeds from the sale of vehicle	12,500	-
Purchase of fixed assets	(770,689)	(769,983)

CASH USED IN INVESTING ACTIVITIES	(763,297)	(836,277)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowing on convertible debt	130,000	233,799
Repayment of long term debt	(291,950)	(261,282)
Repayment of capital leases	(104,045)	(54,934)
Net factoring advances	204,105	667,264
Proceeds from sales of units in private placement, net	1,063,360	765,440
Proceeds from sale of stock	125,000	25,000
Collecton on subscription receivable	-	25,000
REPAYMENT OF SHORT TERM DEBT	(219,513)

CASH PROVIDED BY FINANCING ACTIVITIES	906,957	1,400,287

NET INCREASE IN CASH	219,319	(266,978)
CASH AT BEGINNING OF PERIOD	126,456	531,290

CASH AT END OF PERIOD	$345,775	$264,312

Supplemental Disclosures of Cash Flow Information
Cash paid for interest and factoring cost	$502,058	$238,055
Non-cash investing and financing transactions:
Notes issued for purchase of property and equipment	$455,628	$864,248
Assets returned and release of notes payable	-	59,463
Notes issued for settlement of accounts payable	350,000	-
Debt discount on shares issued with convertible debt	71,291	44,250
Stock issued for accounts payable conversion	26,296	148,411
Purchase capital lease	-	205,236
Trade-in of equipment	-	44,676
Sale-Lease Back of Equipment	304,879	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ESP Resources, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2012

Note 1 – Basis of Presentation, Nature of Operations and Significant Accounting Policies

Basis of Presentation

ESP Resources, Inc. (“ESP Resources”, and collectively with its subsidiaries, “we, “our” or the “Company”) was incorporated in the State of Nevada on October 27, 2004. The accompanying unaudited condensed consolidated financial statements include the accounts of ESP Resources, Inc. and its wholly owned subsidiaries, ESP Petrochemicals, Inc. of Louisiana (“ESP Petrochemicals”), ESP Ventures, Inc. of Delaware (“ESP Ventures”), ESP Corporation, S.A., a Panamanian corporation (“ESP Corporation”) and ESP Payroll Services, Inc. of Nevada (“ESP Payroll”).  On July 11, 2012 the Company formed two partially owned subsidiaries in Delaware, ESP Advanced Technologies, Inc., and ESP Facility & Pipeline Services, Inc.

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

Interim Financial Statements

The condensed unaudited consolidated financial statements presented herein have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) and the accounting policies set forth in our audited consolidated financial statements for the period ended December 31, 2011 as filed with the Securities and Exchange Commission (the “SEC”) in the Company’s Annual Report on Form 10-K and should be read in conjunction with the notes thereto. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations presented for the three and nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the year. These condensed consolidated financial statements should be read in connection with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Concentrations

The Company has three major customers that together account for 63.6% of accounts receivable as of September 30, 2012 and 77.0% of the total revenues earned for the nine months ended September 30, 2012 as follows:

	Accounts Receivable	Revenue
Customer A	36.5%	37.5%
Customer B	17.3%	21.8%
Customer C	9.9%	17.7%
Totals:	63.6%	77.0%

The Company has two vendors that accounted for 81.2% of chemical purchases during the nine months ended September 30, 2012 and 59.7% of the ending accounts payable at September 30, 2012 as follows:

	Accounts Payable	Purchases
Vendor A	51.6%	68.0%
Vendor B	8.2%	13.2%
Totals:	59.7%	81.2%

Revenue and Cost Recognition

The Company operates in the oil and gas services industry. The Company’s petrochemical business is a custom formulator of specialty petrochemicals for the oil and gas industry and related services to the oil and gas industry. Since the products are formulated specifically to each location, the receipt of an order or purchase order starts the production process. Once the blending of the petrochemicals for the order takes place, the order is delivered to the well-site. When the containers of blended petrochemicals are either off-loaded at the well-site, or stored at the well-site, a delivery ticket is obtained, an invoice is generated and the Company recognizes revenue.

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

Accounts receivable consisted of the following as of September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
Trade receivables	$2,608,875	$2,070,334
Less: Allowance for doubtful accounts	(23,000)	(149,401)
Net accounts receivable	$2,585,875	$1,920,933

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

Note 2 – Going Concern

The Company has had a history of net losses through the nine months ended September 30, 2012. This factor raises substantial doubt about the Company's ability to continue as a going concern. The unaudited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company's ability to continue operations will likely require additional capital. This condition raises substantial doubt about the Company’s ability to continue as a going concern. We expect cash flows from operating activities to improve, primarily as a result of an increase in revenue, although there can be no assurance thereof. The accompanying unaudited consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate more significant positive cash flows or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans.

Note 3 – Inventory

Inventory represents raw and blended chemicals and other items valued at the lower of cost or market with cost determined using the first-in first-out method, and with market defined as the lower of replacement cost or realizable value. Inventory consisted of the following as September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
Raw materials	$869,118	$831,504
Finished goods	1,085,328	740,385
Total inventory	$1,954,446	$1,571,889

Note 4 – Long-Term Debt

On January 30, 2012, the Company purchased a vehicle by issuing debt of $59,744 with an annual interest rate of 6.4% and a term of 36 months and payments of $1,833 per month. On March 19, 2012 the Company purchased a vehicle by issuing debt of $50,328 with an annual interest rate of 5.9% and a term of 36 months and a monthly payment of $1,532.

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

On May 7, 2012, the Company purchased vehicles by issuing debt of $106,253 with an annual interest rate of 6.4% and a term of 36 months and payments of $3,260 per month.

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

On June 15, 2012, the Company purchased a vehicle by issuing debt of $46,115 with an annual interest rate of 4.74% and a term of 36 months with payments of $1,379.

On July 14, 2012, the Company purchased a vehicle by issuing debt of $57,082 with an annual interest rate of 5.89% and a term of 36 months with payments of $1,738.

On August 17, 2012, the Company purchased a vehicle by issuing debt of $46,651 with an annual interest rate of 4.74% and a term of 36 months with payments of $1,395.

On September 4, 2012, the Company purchased a vehicle by issuing debt of $40,451 with an annual interest rate of 5.89% and a term of 36 months with payments of $1,094.

Note 5 – Stockholders’ Equity

Common stock issued for services

On January 13, 2012, the Company issued 166,434 shares of its common stock to a vendor for settlement of accrued expenses related to services rendered. The shares were valued at $26,296 and $12,296 was recorded as stock based compensation and $14,000 as a reduction in Accrued expenses.

On April 3, 2012, the Company issued 218,182 shares of its common stock to a vendor for settlement of accrued expenses related to services rendered. The shares were valued at $19,636 and recorded as stock based compensation.

On July 6, 2012 the Company granted 5,000,000 shares of restricted stock to a service provider the shares were value at $435,000 on the date of the grant, 20% of the restricted stock vest per year on the anniversary date of the grant and $21,750 was recorded as stock based compensation for the period from grant date to September 30, 2012.

On July 10, 2012 the Company granted 6,500,000 shares of restricted stock to the Company’s Chief Executive Officer, the shares were valued at $650,000 on the date of the grant. The restricted stock vests at a rate of 20% per year on the anniversary date of the grant and $$32,500 was recorded as stock based compensation for the period from the grant date to September 30, 2012.

On July 10, 2012 the Company granted 550,000 shares of restricted stock to two employees, the shares were value at $55,000. 300,000 shares vested immediately and 250,000 vested on January 1, 2013, and $42,500 was recorded as stock based compensation for the period from the grant date to September 30, 2012.

On September 30, 2012, the Company issued 600,000 shares of its common stock to a vendor for settlement of accrued expenses related to services rendered. The shares were valued at $62,400 and recorded as stock based compensation.

For the nine month period ended September 30, 2012 the Company amortized $274,271 of stock based compensation resulting from stock and warrants issued in previous periods.

Warrants issued

The following table reflects a summary of Common Stock warrants outstanding and warrant activity during 2012:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Term (Years)

Warrants outstanding at December 31, 2011	75,317,618	$0.51	0.6
Granted during the period	42,455,667	0.20	2.76
Exercised during period
Forfeited during the period	(46,658,572)	0.40
Warrants outstanding at September 30, 2012	71,114,713	$0.39	1.3

On January 27, 2012, as discussed in Note 4, the Company granted 866,667 warrants in conjunction with the issuance of 16% Convertible Subordinated Debentures.

On January 31, 2012 the Company granted 1,000,000 warrants for consulting services at an exercise price of $0.15. The Company valued the warrants at a fair value of $115,838 using the Black-Scholes option pricing model with the following assumptions: stock price on the measurement date of $0.10; warrant term of 3 years; expected volatility of 180%; and discount rate of 0.31%. The Company is amortizing the warrants over the one-year term of the agreement and recognized $78,604 of expense during the nine months ended September 30, 2012.

On June 19, 2012 the Company’s initiated a sale of units of restricted common stock and common stock purchase warrants in a private placement (the “Private Placement”). Each unit was for $50,000 and consisted of 625,000 shares of stock at $0.08, a warrant to purchase 937,500 shares of common stock at $0.15 for three years and a warrant to purchase 937,500 shares of common stock at $0.25 for three years. As of September 30, 2012 the Company had sold $1,068,000 in the Private Placement consisting of 13,350,000 shares of restricted common stock at a per share price of $0.08, common stock purchase warrants for the purchase of 20,025,000 shares of the Company’s common stock exercisable at a per share price of $0.15 and common stock purchase warrants for the purchase of 20,025,000 shares of the Company’s common stock exercisable at a per share price of $0.25. The common stock purchase warrants may be exercised for a period of 3 years. The Company granted  warrants for the purchase of 539,000 shares of the Company’s common stock exercisable at a per share price of $0.08 for services related to this Private Placement, each warrant maybe exercised for a period of 3 years and no expenses was recorded. The Company has a piggy-back registration obligation with respect to the common stock in the Private Placement.

Stock Option Awards

On July 10, 2012 the Company granted a total of 14,000,000 options to members of the Board of Directors, the options have a term of 10 years, an exercise price of $0.10 per share and vest at 20% per year and 250,000 options to a member of the Board of Directors, the option has an exercise price of $0.10 per share and vest immediately and used the Black-Scholes method to determine fair value. For the period from grant to September 30, 2012 $90,671 was recorded as stock based compensation.

The Company has recognized a compensation expense of $515,297 on the stock options granted in prior years that vested during the current period for the nine months ended September 30, 2012. The fair value of the unvested shares is $1,403,168 and has no intrinsic value as of September 30, 2012.

Stock option activity summary covering options is presented in the table below:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding at December 31, 2011	25,600,000	$0.14	8.85
Granted	14,250,000	$0.10	9.83
Exercised	-	-	-
Expired/Forfeited	(859,000)	0.15	9.15
Outstanding at September 30, 2012	38,991,000	$0.12	7.25
Exercisable at September 30, 2012	21,323,000	$0.12	6.83

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

From January 1, 2012 through March 6, 2012, the Company delivered regular purchase notices for transactions with LPC to sell 1,195,625 common shares and received $125,000.  There have been no purchase notices delivered to LPC since March 6, 2012.

Sale of restricted shares

On June 19, 2012 the Company’s initiated a sale of units of restricted common stock and common stock purchase warrants in a private placement (the “Private Placement”). Each unit was for $50,000 and consisted of 625,000 shares of stock at $0.08, a warrant to purchase 937,500 shares of common stock at $0.15 for three years and a warrant to purchase 937,500 shares of common stock at $0.25 for three years. As of September 30, 2012 the Company had sold $1,068,000 in the Private Placement consisting of 13,350,000 shares of restricted common stock at a per share price of $0.08, common stock purchase warrants for the purchase of 20,025,000 shares of the Company’s common stock exercisable at a per share price of $0.15 and common stock purchase warrants for the purchase of 20,025,000 shares of the Company’s common stock exercisable at a per share price of $0.25. The common stock purchase warrants may be exercised for a period of 3 years. The Company granted  warrants for the purchase of 539,000 shares of the Company’s common stock exercisable at a per share price of $0.08 for services related to this Private Placement, each warrant maybe exercised for a period of 3 years. The Company has a piggy-back registration obligation with respect to the common stock in the Private Placement.

Note 6 – Related Party Transactions

As of December 31, 2011, the Company owed shareholders and management a total of $76,286. As of September 30, 2012, the Company had a balance due to shareholders and management totaling $55,542.

Note 7 – Sale leaseback of equipment

On June 1, 2012 the Company completed a sale leaseback transaction of certain equipment for $304,879 in accordance Accounting Standard Codification (ASC) 840 – 40 “Sales-Leaseback Transactions”, the gain was deferred. The lease was accounted for as a capitalized lease, a financing method, with monthly payments of $22,200 through November, 2014. The proceeds from the sale where used to repay the debt on the equipment, see note 4 June 19, 2012 above. The Company will continue to reflect the book value of the equipment and related accumulated depreciation remain on the balance sheet and no sale was recognized. The sales price of the equipment is recorded as a capitalized lease obligation with a portion of each lease payment includes interest expense.

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

Corporate History

We were incorporated on October 27, 2004, in the State of Nevada. Our principal offices are located at 9595 Six Pines Drive, Suite 6305, The Woodlands, TX 77380.

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

In December 2008, the Company entered into an agreement with ESP Resources, Inc., a Delaware corporation (“ESP Delaware”), whereby the Company acquired 100% ownership of ESP Delaware in exchange for 292,682,297 common shares. As a result of this acquisition, we changed our name from “Pantera Petroleum, Inc.” to “ESP Resources, Inc.” On January 27, 2009, we effected a one (1) for twenty (20) reverse stock split of our common stock and received a new ticker symbol. The name change and reverse stock split became effective with the OTC Bulletin Board at the opening of trading on January 27, 2009 under the new symbol “ESPI” and a new CUSIP number of 26913L104.

On July 29, 2011 the shareholders decreased the authorized shares of our common stock from 1,200,000,000 shares to 350,000,000 shares and authorized a new class of stock, preferred stock having 10,000,000 shares of stock authorized at $.001 par value.

Any reference herein to “ESP Resources”, the “Company”, “we”, “our” or “us” is intended to mean ESP Resources, Inc., a Nevada corporation, including our wholly-owned subsidiaries including, ESP Petrochemicals, Inc. of Louisiana (“ESP Petrochemicals”), ESP Ventures, Inc. of Delaware (“ESP Ventures”), ESP Corporation, S.A., a Panamanian corporation (“ESP Corporation”) and ESP Payroll Services, Inc. of Nevada (“ESP Payroll”), unless otherwise indicated and two partially owned subsidiaries, ESP Advanced Technologies, Inc. of Delaware, and ESP Facility & Pipeline Services, Inc of Delaware.

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

Our customers are typically oil and gas exploration customers who plan and finance the well, drill the well and then operate the well through the point of full depletion. Of the various stages involved in the development of an oil and gas well, we offer our products and services in principally two main areas: completion petrochemicals and production petrochemicals.

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

Production Petrochemicals

After a well has been completed and placed into production, we supply production chemicals and services that are designed to be administered throughout the life of the well. Through the utilization of over 100 base chemicals, we replicate well conditions, analyze the properties of the well, determine the precise mix of chemicals to treat the well and then inject the chemicals in small batches via our specialized equipment. Our production petrochemicals include, but are not limited to, drilling chemicals, waste remediation chemicals, cleaners and waste treatment chemicals as follows:

●	Surfactants that are highly effective in treating production and injection problems at the customer wellhead;
●	Well completion and work-over chemicals that maximize productivity from new and existing wells;
●	Bactericides that kill water borne bacterial growth, thus preventing corrosion and plugging of the customer wellhead and flowline;
●	Scale compounds that prevent or treat scale deposits;
●	Corrosion inhibitors, which are organic compounds that form a protective film on metal surfaces to insulate the metal from its corrosive environment;
●	Antifoams that provide safe economic means of controlling foaming problems;
●	Emulsion breakers, which are chemicals specially formulated for crude oils containing produced waters;
●	Paraffin chemicals that inhibit and/or dissolve paraffin to prevent buildup (their effectiveness is not diminished when used in conjunction with other chemicals); and
●	Water clarifiers that solve any and all of the problems associated with purifying effluent water and that improve appearance.

Our first goal is to solve our customers’ problem at the well and optimize drilling or production and, secondly, the sale of product. Typically, our service personnel gathers information at a well and enter this data into the analytical system at each of our six (6) respective district offices located in Scott, Louisiana; Pharr, Texas; Victoria, Texas; Guy, Arkansas; Longview, Texas; and Marlow, Oklahoma. The analytical system provides testing parameters and reproduces conditions at the wellhead. This allows our technical team and chemists to design and test a new chemical blend in a very short period of time. In many cases, a new blend may be in service at the well in as little as 24 hours.

Once the chemical blend has been formulated and determined, the chemical is placed in service at the wellhead of the customer by delivering a storage tank, called a “day tank,” at the customer’s well-site location and filling the tank with the custom blended chemicals. The tank is tied to a pressure pump that provides the pumping capacity to deliver the chemical into the wellhead for the customer. This unique process shortens the chemical development time frame from what might have been as long as two months or more to a few days or hours. Management believes that the service, response times and chemical products that the Company strives to provide its customers is a differentiating factor within the industry.

Competition

Currently, the market distribution is shared by very few large participants, namely, Baker Petrolite (a Baker Hughs company), Nalco Energy Services (an Ecolab company), Champion Technologies, Inc. (an Ecolab company), X-Chem, CESI Chemicals, Inc., BJ Services (a Baker Hughes company) and Multi-Chem Group (a Halliburton company). There are also many small to medium sized businesses that are regionally located. To be competitive in the industry, we will need to continually enhance and update our chemical processes and technologies that address the evolving needs of our customers for increased production efficiency. We continue to allocate resources toward the development of new chemical processes to maintain the efficacy of our technology and our ability to compete so that we can continue to grow our business.

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

Three and Nine Month Period Ended September 30, 2012 Compared to Three and Nine Month Period Ended September 30, 2011

The following table summarizes the results of our operations during the nine months ended September 30, 2012 and 2011, and provides information regarding the dollar and percentage increase or (decrease) from 2011 to 2012:

	Nine months Ended September 30,		$ Increase	% Increase
	2012	2011	(Decrease)	(Decrease)
Sales	$14,352,271	$7,535,739	$6,816,532	90%
Cost of goods sold	7,854,109	3,589,977	4,264,132	119%
Gross profit	6,498,162	3,945,762	2,552,400	65%
Total general and administrative expenses	7,552,284	5,951,297	1,600,987	27%
Depreciation and amortization expense	515,686	472,659	43,027	9%
Gain on disposal of assets	(18,415)	-	(18,415)	%
Loss from operations	(1,551,393)	(2,478,194)	926,801	(37)%
Total other income (expense)	(578,003)	(272,106)	(305,897)	112%
Net loss	$(2,129,396)	$(2,750,300)	$620,904	(23)%

The following table summarizes the results of our operations during the three months ended September 30, 2012 and 2011, and provides information regarding the dollar and percentage increase or (decrease) from 2011 to 2012:

	Three Months Ended September 30,		$ Increase	% Increase
	2012	2011	(Decrease)	(Decrease)
Sales	$4,461,459	$3,425,518	$1,035,941	30%
Cost of goods sold	2,248,453	1,626,194	622,259	38%
Gross profit	2,213,006	1,799,324	413,682	23%
Total general and administrative expenses	2,893,103	2,219,746	673,357	30%
Depreciation and amortization expense	194,134	182,030	12,104	7%
Gain on disposal of assets	(10,000)		(10,000)
Loss from operations	(864,231)	(602,452)	(261,779)	43%
Total other income (expense)	(220,661)	(103,657)	(117,004)	113%
Net loss	$(1,084,892)	$(706,109)	$(378,783)	(54)%

Sales

Sales were $14,352,271 for the nine months ended September 30, 2012, compared to $7,535,739 for the same period in 2011, an increase of $6,816,532, or 90%. The increase was mainly due to increased sales volume from completion petrochemical sales and services to customers engaged in the hydraulic fracturing of oil and gas wells.  In addition, sales increased through increases in sales of production petrochemicals in the Southern Louisiana, South Texas and Southeastern Texas regions. The addition of field service technicians in the South Texas and Arkansas regions in previous quarters and their sales contacts resulted in a direct increase in sales volumes from these regions.

Sales were $4,461,459 for the three months ended September 30, 2012, compared to $3,425,518 for the same period in 2011, an increase of $1,035,941, or 30%.  The increase was mainly due to increased sales volume from completion petrochemical sales and services to customers engaged in the hydraulic fracturing of oil and gas wells. In addition, sales increased through increases in sales of production petrochemicals in the Southern Louisiana, South Texas and Southeastern Texas regions. The addition of field service technicians in the South Texas and Arkansas regions in previous quarters and their sales contacts resulted in a direct increase in sales volumes from these regions.

Cost of goods sold and gross profit

Cost of goods was $7,854,109, or 55% of net sales, for the nine months ended September 30, 2012, compared to $3,589,977, or 48% of net sales, for the same period in 2011. Gross profit was $6,498,162, or 45% of net sales, for the nine months ended September 30, 2012, compared to $3,945,762, or 52% of net sales, for the same period in 2011.  The 7% decrease in gross profit for the nine month period in 2012 is the result of new completion petrochemical sales from customers engaged in the hydraulic fracturing of oil and gas wells that have a lower gross profit margin than production petrochemical products.

Cost of goods was $2,248,453, or 50% of net sales, for the three months ended September 30, 2012, compared to $1,626,194, or 47% of net sales, for the same period in 2011. Gross profit was $2,213,006, or 50% of net sales, for the three months ended September 30, 2012, compared to $1,799,324, or 53% of net sales, for the same period in 2011. The 3% decrease in gross profit for the three month period in 2012 is the result of new completion petrochemical sales from customers engaged in the hydraulic fracturing of oil and gas wells that has a lower gross profit margin than production petrochemical products.

General and administrative expenses

General and administrative expenses increased by $1,600,987 for the nine months ended September 30, 2012, compared to the same period in 2011. The increase in general and administrative expenses was primarily due to increases in staff and additions in the Company’s facilities in the Victoria, Texas Region, development of international operations and approximately $630,000 in legal fees incurred as a result of certain litigation, namely the trade secret infringement lawsuit that the Company initiated in March 2012 to protect the Company’s trade secrets. The development of international operations included in the general and administrative expenses was $577,000 for the nine months ended September 30, 2012, compared to $226,000 for the same period in 2011.

General and administrative expenses increased by $673,357 for the three months ended September 30, 2012, compared to the same period in 2011. The increase in general and administrative expenses was primarily due to increases in staff and additions in the Company’s facilities in the Victoria, Texas Region, development of international operations and approximately $130,000 in legal fees incurred as a result of certain litigation, namely the trade secret infringement lawsuit that the Company initiated in March 2012 to protect the Company’s trade secrets. The development of international operations included in the general and administrative expenses was $256,000 for the three months ended September 30, 2012, compared to $226,000 for the same period in 2011.

Net loss

The Company’s net loss decreased to $(2,129,396) for the nine months ended September 30, 2012, as compared to a net loss of $(2,750,300) for the same period in 2011. The primary reason for the decrease in the net loss was due to a decrease, as a percentage of sales, in general and administrative expenses relating to the expansion of our sales from our existing facilities and, stock compensation expense and increase in the cost of additional infrastructure to support higher levels of sales in future periods and development of international operations.

The Company’s net loss increased to $(1,084,892) for the three months ended September 30, 2012, as compared to a net loss of $(706,109) for the same period in 2011. The primary reason for the increase in the net loss was due to a increase, as a percentage of sales in general and administrative expenses relating to the expansion of our sales from our existing facilities, stock compensation expense, the cost of additional infrastructure to support higher levels of sales in future periods and development of international operations.

Modified EBITDA

Modified Earnings before interest (including factoring fees), taxes, depreciation amortization and stock-based compensation (“Modified EBITDA”) is a non-GAAP financial measure. We use Modified EBITDA as an unaudited supplemental financial measure to assess the financial performance of our assets without regard to financing methods, capital structures, taxes or historical cost basis; our liquidity and operating performance over time in relation to other companies that own similar assets and that we believe calculate Modified EBITDA in a similar manner; and the ability of our assets to generate cash sufficient for us to pay potential interest costs. We also understand that such data are used by investors to assess our performance. However, the term Modified EBITDA is not defined under generally accepted accounting principles and Modified EBITDA is not a measure of operating income, operating performance or liquidity presented in accordance with generally accepted accounting principles. When assessing our operating performance or liquidity, investors should not consider this data in isolation or as a substitute for net income, cash flow from operating activities, or other cash flow data calculated in accordance with generally accepted accounting principles. Modified EBITDA for the three and nine months ended September 30, 2012 was $(164,142) and $136,709 compared to $103,641 and $(288,309), respectively for the same periods in 2011, a change of of $(267,783) and $391,950 respectively.

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Net loss	$(1,084,892)	$(706,109)	$(2,129,396)	$(2,750,300)
Add back interest and factoring expense, net of interest income	211,181	95,272	517,556	262,998
Add back depreciation and amortization	194,134	182,030	515,686	472,659
Add back amortization debt discount	11,128	-	65,058	-
Add back stock-based compensation	504,307	532,448	1,149,925	1,726,334
Modified EBITDA	$(164,142)	$103,641	$118,829	$(288,309)

Cash Flow Used by Operating Activities

Operating activities provided cash of $75,659 for the nine months ended September 30, 2012, compared to use of cash of $(830,988) for the same period in 2011. The decrease in cash used for operations during the nine months ended September 30, 2012 was primarily due to an increase in accounts payable and the use of stock based compensation that were partially offset by increases in accounts receivable and inventory.

Cash Flow Used in Investing Activities

Investing activities used cash of $(763,297) for the nine month period ended September 30, 2012, compared to a use of cash of $(836,277) for the nine month period ended September 30, 2011. The net cash used in investing activities during the nine months ended September 30, 2012 was a result of the cash used for the acquisition of new delivery and field service vehicles and the purchase of additional field equipment including storage tanks, containment storage devices, and chemical delivery pumps.

Cash Flow Provided by Financing Activities

Financing activities provided cash of $906,957 for the nine months period ended September 30, 2012, compared to $1,400,287 for the nine month periods ended September 30, 2011. The net use of cash generated from financing activities during the nine months ended September 30, 2012, was a result of repayment of long-term debt and was offset by the proceeds from the sales of units of convertible debt of $130,000 and the sale of common stock of $1,188,360.

Liquidity and Capital Resources

As of September 30, 2012, our total assets were $8,715,663 and our total liabilities were $7,662,195. We had cash of $345,775, current assets of $5,155,682, and current liabilities of $6,025,821 as of September 30, 2012. We had negative working capital of $(870,139) on that date. We will require additional funds to implement our growth strategy. For this most recent quarter, we remained dependent on sales of our equity securities and debt financings to meet our cash requirements. We expect this situation to continue for the foreseeable future. While we anticipate further increases in operating cash flows, we will continue to require additional capital through equity financing and/or debt financing which may result in further dilution in the equity ownership of our shares. There is still no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Furthermore, we may continue to be unprofitable.

Working Capital

We estimate that our general operating expenses for the next twelve month period will increase as we continue to expand domestically and internationally. As reported on our results for the nine months period ended September 30, 2012, professional and consulting fees, administrative salaries, telephone, office and warehouse rent, and ongoing legal, accounting, and audit expenses to comply with our reporting responsibilities as a public company under the Securities Exchange Act of 1934, as amended will remain the same or may increase. Any increase in field operating expenses will be due to increases in field operating personnel, travel and international expenses as the demands from current and new and existing customers increase. Specifically, we expect to continue to increase the size of our operating personnel during 2012 and 2013 as we increase our presence in the Texas regions as well as expansion plans in place for increases in sales in the international market, Southeast Oklahoma and Arkansas regions.

Cash Requirements

Our plan of operations for the next 12 months involves the growth of our production and completion petrochemical business through the expansion of regional sales, and the research and development of new chemical and analytical services in areas of waste remediation, water treatment and specialty biodegradable cleaning compounds.  In addition, we plan to expand our business into other oil & gas services through acquisitions and strategic partnerships.  As of September 30, 2012, our company had cash of $345,775 and a working capital deficit of ($870,139).

We incurred a net loss of $(2,129,396) for the nine month period ended September 30, 2012. We estimate that our needs for additional capital to implement our growth plans for the next twelve month period to be $4,000,000 to $6,000,000. However, if our expansion efforts require more capital and operating expenses or capital expenditures exceed estimates, we will require additional monies during the next twelve months to execute our business plan. To date, we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We expect this situation to continue for the foreseeable future. There can be no assurance that we will be successful in raising the required additional capital or that actual cash requirements will not exceed our estimates. These funds may be raised through equity financing and/or debt financing which may result in further dilution in the equity ownership of our shares. There is still no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable in the foreseeable future.

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

Since inception, we have incurred losses and through September 30, 2012 totaling $16,606,856. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, bank financing and/or advances from related parties or shareholder loans.

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

ITEM 4T. – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report, being September 30, 2012, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company’s management, including our President and Chief Executive Officer. Based upon that evaluation, our President and Chief Executive Officer concluded that the company’s disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1. – LEGAL PROCEEDINGS

On March 2, 2012 the Company filed a trade secret infringement lawsuit to protect its rights against a former employee, a competitor and the officers of the competitor. The petition ESP Petrochemicals, Inc. V. Shane Cottrell, Platinum Chemicals, LLC, Ladd Naquin, Andjoe Lauer was filed in the district court of Victoria County, Texas 24th Judicial District and was amended on April 20, 2012. On October 1, 2012 we settled this suit. As a result of the settlement, the other parties must refrain from contact in specified areas with our customers and employees.

ITEM 2. – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended September 30, 2012, the Company received proceeds of $130,000 from the sale of 16% Convertible Subordinated Debentures (the “Debentures”). The Debentures are subordinate to all other secured debt of the Company, pay 16% interest per annum in cash quarterly and are convertible into the Company’s common stock by the investors at any time at a minimum conversion price per share of $.15. On March 1, 2013, June 1, 2013 and September 1, 2013, the Company shall redeem one quarter, one quarter and one half, respectively, of the face value of the balance of the Debentures in cash. In addition, the investors received 100% of the number of shares of common stock that the purchase amount would buy in warrants at the conversion price of $0.15, or a total of 866,667 warrants, with a 3-year term.

On June 19, 2012 the Company’s initiated a sale of units of restricted common stock and common stock purchase warrants in a private placement (the “Private Placement”). Each unit was for $50,000 and consisted of 625,000 shares of stock at $0.08, a warrant to purchase 937,500 shares of common stock at $0.15 for three years and a warrant to purchase 937,500 shares of common stock at $0.25 for three years. As of September 30, 2012 the Company had sold $1,068,000 in the Private Placement consisting of 13,350,000 shares of restricted common stock at a per share price of $0.08, common stock purchase warrants for the purchase of 20,025,000 shares of the Company’s common stock exercisable at a per share price of $0.15 and common stock purchase warrants for the purchase of 20,025,000 shares of the Company’s common stock exercisable at a per share price of $0.25. The common stock purchase warrants may be exercised for a period of 3 years. The Company has a piggy-back registration obligation with respect to the common stock in the Private Placement.

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

10.10	Agreement dated October 31, 2008 with Lakehills Production, Inc. and a private equity drilling fund (incorporated by reference from our Current Report on Form 8-K filed on November 5, 2008)

10.11	Security Purchase Agreement for 16% Subordinated Convertible Debenture Agreement and warrants (incorporated by reference from our Current Report on Form 10-K filed on March 22, 2012)

10.12	Confidential Private Placement Memorandum for Accredited Investors Only dated May 15, 2012 and Warrant Agreement

14.1	Code of Ethics (incorporated by reference from our Annual Report on Form 10-KSB filed on August 28, 2007)

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
__________
*Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESP RESOURCES, INC.

Date: November 14, 2012	By:	/s/ David Dugas
David Dugas
Chief Executive Officer and Director
(Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

ESP RESOURCES, INC.

Date: November 14, 2012	By:	/s/ David Dugas
David Dugas
Chief Executive Officer and Director
(Principal Executive Officer and Principal Financial Officer)

Date: November 14, 2012	By:	/s/ Tony Primeaux
Tony Primeaux
Director

Date: November 14, 2012	By:	/s/ William M Cox
William M. Cox
Director