Form 10-K
period 2012-12-31
ESP Resources, Inc.
filed 2013-03-29
CIK 1346526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☑ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to_______

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 29, 2012: $10,994,447.

Number of the issuer’s Common Stock outstanding as of March 21, 2013: 151,485,249

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

Corporate History

We were incorporated on October 27, 2004, in the State of Nevada. Our principal offices are located at 9595 Six Pines Drive Suite 6305 The Woodlands, TX 77380.

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

Any reference herein to “ESP Resources”, the “Company”, “we”, “our” or “us” is intended to mean ESP Resources, Inc., a Nevada corporation, including our all of our subsidiaries unless otherwise indicated.

Our Business

Through our subsidiaries, we manufacture, blend, distribute and market specialty chemicals and analytical services to the oil and gas industry and also provide services for the upstream, midstream and downstream sectors of the energy industry, including new construction, major modifications to operational support for onshore and offshore production, gathering, refining facilities and pipelines designed to optimize performance and increase operators' return on investment.

ESP Petrochemicals, Inc.

Through our wholly-owned subsidiary ESP Petrochemicals, Inc. (“ESP Petro”), we offer analytical services and essential custom-blended oil and gas well chemicals which improve production yields and overall efficiencies.  Our mission is to provide applications of surface chemistry to service all facets of the fossil energy business via a high level of innovation.  We focus our efforts on solving problems at the drilling site or well with a complex integration of chemicals and methods to achieve the highest level of quality petroleum output. Constant management of our chemical applications at the drilling site or well, continuous monitoring of the productivity and outflow levels of oil and gas, responding to customers’ changing demands and applying our skills as chemical formulators enable us to measure the impact we have in our business.

ESP Petro acts as manufacturer, distributor and marketer of specialty chemicals and supply specialty chemicals for a variety of oil and gas field applications including killing bacteria, separating suspended water and other contaminants from crude oil, separating the oil from the gas, pumping enhancement, pumping cleaning, as well as a variety of fluids and additives used in the drilling and production process.  At each well that is in production, there exist a number of factors that make each site unique.  These include the depth of the producing formation, the bottom-hole temperature of the producing well, the size of the well head through which the producing fluids flow, the size and pressure ratings of the production equipment, including the separators, heater-treaters, compression equipment, size of production tubulars in the wellbore, size of the storage tanks on the customers’ location, and pressure ratings of the sales lines for the oil and gas products.  Wells that are operating short distances from each other in the same field can have very different characteristics.  This variance in operating conditions, chemical makeup of the oil, and the usage of diverse equipment requires a very specific chemical blend to be used if maximum drilling and production well performance is to be attained.

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

Production Petrochemicals

After a well has been completed and placed into production, we supply production chemicals and services that are designed to be administered throughout the life of the well.  Through the utilization of over  one hundred (100) base chemicals, we replicate well conditions, analyze the properties of the well, determine the precise mix of chemicals to treat the well and then inject the chemicals in small batches via our specialized equipment.  Our production petrochemicals include, but are not limited to, drilling chemicals, waste remediation chemicals, cleaners and waste treatment chemicals as follows:

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

Our first goal is to solve our customers’ problem at the well and optimize drilling or production and, secondly, the sale of product.  Typically, our service personnel may gather information at a well and enter this data into the analytical system at each of our six (6) respective district offices located in Scott, Louisiana; Pharr, Texas; Victoria, Texas; Guy, Arkansas; Longview, Texas; Marlow, Oklahoma. The analytical system provides testing parameters and reproduces conditions at the wellhead.  This allows our technical team and chemists to design and test a new chemical blend in a very short period of time. In many cases, a new blend may be in service at the well in as little as twenty-four (24) hours.

Once the chemical blend has been formulated and determined, the chemical is placed in service at the wellhead of the customer by delivering a storage tank, called a “day tank,” at the customer’s well-site location and filling the tank with the custom blended chemicals.  The tank is tied to a pressure pump that provides the pumping capacity to deliver the chemical into the wellhead for the customer.  This unique process shortens the chemical development time frame from what might have been as long as two (2) months or more to a few days or hours.  Management believes that the service, response times and chemical products that the Company strives to provide its customers is a differentiating factor within the industry.

ESP Facility and Pipeline Services, Inc.

Through our majority-owned subsidiary ESP Facility & Pipeline Services, Inc. (“ESP FPS”), we provide services for the upstream, midstream and downstream sectors of the energy industry, including new construction, major modifications to operational support for onshore and offshore production, gathering, refining facilities and pipelines designed to optimize performance and increase operators’ return on investment.  Services include: asset management, gas dehydration unit management, operating personnel training, decommissioning and asset removal support services, nitrogen, air and compression services and other services, both onshore and offshore.

ESP KUJV Limited Joint Venture

ESP Resources, Inc., through its newly-formed, wholly-owned subsidiary, ESP Corporation, S.A., a company incorporated under the laws of Panama and having its registered office at Edificio Balboa Plaza, Oficina 522, Avenida Balboa, Panama, Republic of Panama, entered into a shareholders’ agreement with Komo Umbrella Joint Venture Limited, a company incorporated in Papua New Guinea and having its registered office at P. O. Box 6965 Boroko, NCD, Papua New Guinea (“KUJV”), to form a joint venture called ESP KUJV Limited (the “Agreement”).  The purpose of ESP KUJV Limited is to pursue, undertake and realize business opportunities within the Komo project area. ESP KUJV Limited has the opportunity to be engaged by Exxon Mobil (PNG) Limited, the operator of a liquid natural gas project in Papua New Guinea, to carry out specialized design and construction works with respect to the development of the Komo international airfield (the “EM Projects”).

ESP KUJV Limited will be established under the Companies Act 1997 as promulgated under the laws of Papua New Guinea. The Agreement outlined the terms and conditions upon which ESP KUJV will operate to carryout its specialized design and construction works for the Exxon Mobil projects.  ESP KUJV Limited will be owned thirty percent (30%) by KUJV and seventy percent (70%) by ESP, respectively.

Upon the formation of ESP KUJV Limited, the key operational commitments of KUJV to ESP KUJV Limited are to be the administrative manager and provide assistance in key operative areas for the Exxon Mobil projects including, but not limited to: (i) providing the services of administrative manager; (ii) assisting in the key operative areas; (iii) assisting in preparing ground reports and engineering and feasibility reports; (iv) assisting in providing tax and cost effective operational benefits; (v) assisting in the provision of general administration services; (vi) utilizing its resources to support in the areas of fire and life safety systems; (vii) providing technical and contractual support for preparation and award of task orders; (viii) preparing independent government estimate and/or cost analysis for each task order; (ix) negotiating the task orders and all required modifications according to the Registrant’s recommendations; (x) awarding the task orders and all required modifications according to the Registrant’s recommendations; (xi) providing engineering and construction services as requested; (xii) providing technical support or assistance for technical submittal reviews; (xiii) providing contract support after task order award; (xiv) providing quality assurance support as and when required or requested by the Registrant; (xv) providing accommodation/catering and camp services, light vehicles and associated services; (xvi) providing security for personnel and property and securing escort and/or transportation services; and (xvii) providing local labor recruitment and management.

Upon the formation of ESP KUJV Limited, the key operational commitments of the Registrant to ESP KUJV Limited are to provide the services of the operating manager for the Exxon Mobil projects with full responsibility for: (i) preparing and executing services; (ii) the receipt and tender of financing and acquisition; (iii) deployment of assets of ESP KUJV Limited; (iv) providing expert and experienced technical assistance; and (v) overseeing the day-to-day operations and management.

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

Our competitive strategy is to provide better service and response times, combined with superior chemical solutions that can be translated into savings for our customers.  We believe that we are able to solve these problems due to the following competitive advantages:

●	Personalized service;
●	Expedited field analysis; and
●	Convenience and access to the best available market rates and products that we can produce and identify for our customers that are currently offered by our suppliers.

Additionally, new companies are constantly entering the market.  This growth and fragmentation could also have a negative impact on our ability to obtain additional market share.  Larger companies, which have been engaged in this business for substantially longer periods of time, may have access to greater financial resources and industry relationships.  These companies may have greater success in recruiting and retaining qualified employees in specialty chemical manufacturing and marketing, which may give them a competitive advantage.

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

The Company knows of no existing contamination sites where the Company supplies petrochemicals for our current customer locations. The title for the chemicals that we supply to our customer base passes from us to the customer upon delivery of the chemical to the customer location. We have insurance that covers accidental spillage and cleanup at our blending location and for transportation to the customer location; however, the customer is responsible for the integrity of the chemical once the chemical blend is delivered to the receiving point of the customer.

Number of Employees

On December 31, 2012, we had 53 full-time employees.  We expect to increase the number of employees as we implement our business objectives and expand our management team.  None of our employees are represented by a labor union or covered by a collective bargaining agreement.  The management of our company is comprised of a team of highly skilled and experienced professionals, and we focus on training and professional development for all levels of employees and on hiring additional experienced employees.  We believe that our relations with our employees are good.

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

As of December 31, 2012, we had a total of 46 customers, four of which are major customers that together account for 53% of accounts receivable at December 31, 2012 and 68% of the total revenues earned for the year ended December 31, 2012.  The loss of one of our major customers would have a serious material negative economic impact on our company and our ability to continue.  There is no guarantee that we could replace one of these customers and if we were able to replace them, there is no guarantee that the revenues would be equal.

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

From inception through to December 31, 2012, we have incurred aggregate losses of $19,559,166. To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred losses totaling $5,081,732 for the year ended December 31, 2012. As of December 31, 2012, we had negative working capital of $2,596,895. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the general economic cycle, the market price of oil and gas and exploration and development costs. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that costs increase beyond our expectations, such as cost of products sold or research and development cost, or we encounter greater costs associated with general and administrative expenses or offering costs.

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

Only one of our directors is an independent director.  We do not currently have independent audit or compensation committees.  Currently, our by-laws only allow for a total of three directors.  As a result, these directors have the ability, among other things, to determine their own level of compensation.  Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest, if any, and similar matters and investors may be reluctant to provide us with funds necessary to expand our operations.

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

ITEM 1B - UNRESOLVED STAFF COMMENTS

There are no unresolved staff comments.

ITEM 2 - PROPERTIES

We own no real property and currently lease our office space. Our principal executive offices are located at 9595 Six Pines Drive, Suite 6305, The Woodlands, TX 77380. Our telephone number is (337) 706-7056.

Currently, we service our customers out of seven (7) district offices, which are all under lease. We also have long-term lease for various district offices in Pharr Texas, Longview Texas and Guy Arkansas. These leases have remaining terms from February 2014 to March 2014 with monthly rent of $2,400 to $4,000, or an aggregate monthly rent of $10,150.

The Company also has short-term leases on property in Dubai, United Arab Emirates and Houston, Texas.

In March 2008, the Company entered into a five-year lease requiring monthly payments of $8,750 on our main blending facility in Scott Louisiana. The Company has the option to renew the lease for a subsequent five-year term with monthly rent of $9,500. The Company also had the option to buy the facilities during the second year of the lease for the consideration of $900,000 which it had not exercised. The Company has the option to purchase the building during the remainder of the initial term of the lease for an increased amount.

The landlord agreed to construct a laboratory building on the premises and a tank filling area and the Company agreed to pay the landlord an additional $20,000 at the end of the initial five year lease period if it does not renew the lease for the second five year term. The Company amortized the additional costs over the initial period of the lease.

On August 15, 2012 the Company entered into a five-year lease requiring monthly payment ranging from $11,083 to $11,775 for our primary office in The Woodlands Texas.

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

Turf Chemistry

On June 11, 2011, a former employee and shareholder of Turf Chemistry Inc. filed a suit against the Company in the United State District court for Southern district of Texas McAllen Division.  The Suit is based on a number of allegations being made by Mr. Alfredo Ledesma personally and on behalf of his company, Turf Chemistry, Inc. (“Turf”) The primary allegation against ESP is that the Company has failed to pay the purchase price of Turf to Mr. Ledesma. A review of the Company’s financial records indicated that in fact funds were moved from the Company to the account held by Turf. Whether or not the funds ultimately made their way to Mr. Ledesma is not within the control of the Company. Mr. Ledesma also alleges that as a condition of the acquisition of Turf, the Company agreed to continue to rent certain properties and to employ Mr. Ledesma. Neither claim is supported by the purchase agreement. At this time, we have no reason to believe that any ancillary documents exist creating these obligations. Furthermore, Mr. Ledesma alleges that Mr. Primeaux owes an accounting of sales by him and a percentage of the same. This particular allegation does not include the Company directly. The current discovery does not appear to support this claim.

The Company believes the suit is without merit and will defend the suit.

Platinum Chemicals LLC

On March 2, 2012 the Company filed a trade secret infringement lawsuit to protect its rights against a former employee, a competitor and officers of the competitor.  On November 21, 2012, an Agreed Final Judgment was entered in the lawsuit ESP Petrochemicals, Inc. (“ESP Petro”), vs. Shane Cottrell, Platinum Chemicals, LLC, Ladd Naquin, Joe Lauer, Patrick Williams, Ralph McClelland and Ronald Walling (the “Defendants”) against the Defendants. Under the terms of the Agreed Final Judgment, the Defendants cannot offer or sell any chemical product or related services to a number of entities or in conjunction with any operations within designated Texas Railroad Commission districts for specified periods of time as long as ESP Petro is in conformance with the terms of the Agreed Final Judgment. The name of the entities, the lists of designated districts and the specific time periods are delineated in the Agreed Final Judgment. Additionally, the Defendants are not to solicit or recruit any ESP Petro employees, they must turn over any “ESP Information” (as that term is described in the Agreed Final Judgment) and they cannot directly or indirectly, offer, market, advertise, promote or otherwise describe in any way a product to a customer, prospective customer or third party, as being derived from ESP Petro’s formula or an equivalent ESP Petro product.

We know of no other material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4 - SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

Through written consent on March 8, 2013, shareholders approved the following matters:

1.
The registration of up to Fifty-Seven Million Nine Hundred Forty-Two Thousand Two Hundred Seventy-Eight (57,942,278) shares of Common Stock of the Company under a Form S-1 Registration Statement filed with the U.S. Securities and Exchange Commission.

2.	The adoption of the Amended and Restated Bylaws of the Company.

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

	OTC Bulletin Board (1)
Quarter Ended	High	Low
December 31, 2012	$0.12	$0.07
September 30, 2012	$0.17	$0.09
June 30, 2012	$0.15	$0. 09
March 31, 2012	$0.16	$0. 09
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

Equity Compensation Plan Information and Stock Options

Stock Option Awards

On November 23, 2012, the Company granted a total of 13,000,000 options to members of the Board of Directors.  The options have a term of 10 years, an exercise price of $0.09 per share and vest at 20% every six months. On November 23, 2012, the Company granted a 1,000,000 option  to a member of the Board of Directors.  The option has an exercise price of $0.09 per share and vests immediately.  The options have a fair value of $1,148,570.The Company used the Black-Scholes method to determine fair value with the following assumptions: stock price on the measurement date of $0.08; warrant term of 2 years using the SEC safe harbor rules; expected volatility of 183% and discount rate of 0.27%.

On July 10, 2012 the Company granted a total of 14,000,000 options to members of the Board of Directors, the options have a term of 10 years, an exercise price of $0.10 per share and vest at 20% per year and 250,000 options to a member of the Board of Directors, the option has an exercise price of $0.10 per share and vest immediately. The options have a fair value of $1,390,594. The Company used the Black-Scholes method to determine fair value with the following assumptions: stock price on the measurement date of $0.10; warrant term of 7 years using the SEC safe harbor rules; expected volatility of 183% and discount rate of 0.63%.

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

Stock option activity summary covering options is presented in the table below:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (years)
Outstanding at December 31, 2010	12,000,000	$0.15	10.00
Granted	13,600,000	$0.14	8.95
Exercised	-	-	-
Expired/Forfeited	-	-	-
Outstanding at December 31, 2011	25,600,000	$0.14	8.85
Granted	28,250,000	$0.10	9.72
Exercised	-	-	-
Expired/Forfeited	(875,000)	0.14	8.58
Outstanding at December 31, 2012	52,975,000	0.11	6.58
Exercisable at December 31, 2012	24,907,000	$0.13	6.58

The 28,250,000 options that were granted during year 2012 had a weighted average grant-date fair value of $0.10 per share. During the year ended December 31, 2012, The Company recognized stock-based compensation expense of $1,043,708 related to stock options. As of December 31, 2012, there was approximately $2,054,000 of total unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a weighted-average period of approximately 3 years. The aggregate intrinsic value of these options was $0 at December 31, 2012.

The 13,600,000 options that were granted during year 2011 had a weighted average grant-date fair value of $0.14 per share. During the year ended December 31, 2011, The Company recognized stock-based compensation expense of $1,616,676 related to stock options. As of December 31, 2011, there was approximately $698,000 of total unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a weighted-average period of approximately 3 years. The aggregate intrinsic value of these options was $71,459 at December 31, 2011.

The fair value of the options granted during the years ended December 31, 2012 and 2011 was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2012	2011
Market value of stock on grant date	$0.08 - 0.10	$0.12 - 0.14
Risk-free interest rate (1)	0.27% - 0.63%	0.74% - 1.60%
Dividend yield	0.00%	0.00%
Volatility factor	183% - 188%	162% - 189%
Weighted average expected life (2)	4 years	6 years
Expected forfeiture rate	0.00%	0.00%
__________
(1)	The risk-free interest rate was determined by management using the U.S. Treasury zero-coupon yield over the contractual term of the option on date of grant.
(2)	Due to a lack of stock option exercise history, the Company uses the simplified method under SAB 107 to estimate expected term.

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

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2012 about the securities issued, or authorized for future issuance, under our equity compensation plans, including the 2011 Stock Option and Incentive Plan:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options (a)	Weighted-Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)

Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders	40,250,000	$0.12	-
2011 Stock Incentive Plan approved by security holders on July 29, 2011	-	-	5,000,000
Total	40,250,000	$0.12	5,000,000

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

Selected Historical Data

	December 31,
	2012	2011

Total Assets	$8,273,153	$6,912,385
Total Liabilities	$8,539,641	$6,165,393
Total Stockholders' Equity (Deficit)	$(266,488)	$746,992
Net Working Capital	$(2,596,895)	$(713,501)
Revenues (1)	$18,086,765	$11,132,243
Loss from operations (1)	$(3,964,324)	$(3,924,885)
Net Loss (1)	$(5,081,732)	$(4,325,514)

(1) Information on the results of operations for the years ended December 31, 2012 and 2011.

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

Result of Operations

Year ended December 31, 2012 as Compared to Year ended December 31, 2011

The following table summarizes the results of our operations during years ended December 31, 2012 and 2011.

	Year Ended December 31,	Year Ended December 31,	Increase	% Increase
	2012	2011	(Decrease)	(Decrease)

Revenue	$18,086,765	$11,132,243	$6,954,522	62%
Cost of Goods Sold	10,042,876	5,302,840	4,740,036	89%
Gross Profit	8,043,889	5,829,403	2,214,486	38%

General and administrative expenses	11,317,104	8,926,659	2,390,445	27%
Depreciation and amortization	709,524	639,027	70,497	11%
Gain on disposal of assets	(18,415)	-	(18,415)	100%

Impairment of Turf Customer list	-	518,600	(518,600)	100%
Gain on de-recognition of contingent liability	-	(330,000)	330,000	100%
Loss from Operations	(3,964,324)	(3,924,883)	(39,441)	1%
Total Other expense	(1,117,408)	(400,631)	(716,777)	179%
Net loss	$(5,081,732)	$(4,325,514)	$(756,218)	17%

The following table summarizes the results of our operations during three months ended December 31, 2012 and 2011.

	Quarter Ended December 31,	Quarter Ended December 31,	Increase	% Increase
	2012	2011	(Decrease)	(Decrease)

Revenue	$3,734,494	$3,596,504	$137,990	4%
Cost of Goods Sold	2,188,767	1,712,863	475,904	28%
Gross Profit	1,545,727	1,883,641	(337,914)	(18%)
General and administrative expenses	3,764,820	2,975,362	789,458	27%
Depreciation and amortization	193,838	166,368	27,470	17%

Impairment of Turf Customer list	-	518,600	(518,600)	100%
Gain on de-recognition of contingent liability	-	(330,000)	330,000	100%
Loss from Operations	(2,412,931)	(1,446,689)	(966,242)	67%

Total Other expense	(539,405)	(128,525)	(410,880)	320%
Net loss	$(2,952,336)	$(1,575,214)	$(1,377,122)	87%

Revenues

Revenue for the year-ended December 31, 2012 was $18,086,765, compared to $11,132,243 for the same period in 2011, an increase of $6,954,522, or 62%. The increase was due to several factors including an expanded customer base in the Southern Louisiana, Southeastern Texas and Arkansas regions and an increase in sales volume as a result of increased demand for petrochemical sales and services to customers engaged in the hydraulic fracturing of oil and gas wells. In addition, the Company increased revenue to several of its existing customers through supply of additional production petrochemical products at its existing customer well-sites.

Revenue for the quarter-ended December 31, 2012 was $3,734,494, compared to $3,596,504 for the same period in 2011, an increase of $137,990, or 4%. The increase  in the quarters first through third was 30%, 144%, 136% respectively. These increases were due to expanded sales coverage in each of the Company’s districts as well as increased sales volume from the addition of completion petrochemical sales and services to customers engaged in the hydraulic fracturing of oil and gas wells. In addition, the Company increased revenue to several of its existing customers through supply of additional production petrochemical products at its existing customer well-sites.

Gross Profit

The Company’s gross profit, as a percentage of revenue for the year, was 44% compared to 52% for the same period in 2011, a decrease of 8%. The decrease in gross margin results from of an increased portion of our business from completion chemicals which have a lower gross profit margin of 40% compared to production chemicals 54% gross profit margin.

The Company’s gross profit, as a percentage of revenue for the quarter, was 41% compared to 52% for the same period in 2011, a decrease of 11%. This change is the result of increased portion of our business from completion chemicals which have a lower gross profit margin.

General and Administrative Expenses

General and administrative expenses, net of amortization and depreciation, impairment of Turf Customer list and gain on de-recognition of contingent liability increased by $2,390,445, or 27% for the year, compared to the same period in 2011. The increase in expenses for the year is primarily due to the expansion of the Company’s operating personnel from 43 to 52 employees and the cost of international business development of $828,000 that the company spent on evaluating and developing certain international opportunities compared to $377,000 in the prior year and approximately; $690,000 in legal fees incurred as a result of certain litigation, namely the trade secret infringement lawsuit that the Company initiated in March 2012 to protect the Company’s trade secrets and $352,000 in development of environmental markets, there were no comparable amounts in the prior fiscal year.

The stock based compensation included in the general and administrative expenses was $2,482,678 and $2,960,428 for the years ended December 31, 2012 and 2011, respectively.

The Company recognized an impairment of Turf Customer list in 2011 of $518,600, representing the decline in the revenues generated from the Turf Customer list and the Turf earn out. The Company recognized a gain on the de-recognition of contingent liability of $330,000. There were no comparable amounts in the current fiscal year.

General and administrative expenses, net of amortization and depreciation, impairment of Turf Customer list and gain on de-recognition of contingent liability, increased by $789,458, or 27%, for the quarter ended December 31, 2012, compared to the same period in 2011 due to the expansion in the Company’s operating personnel from 43 to 52 employees and the cost of international business development of $251,000 in quarter ended December 31, 2012 compared to $151,000 in the quarter ended December 31, 2011 to in evaluating and developing certain international opportunities; $60,000 in legal fees incurred as a result of certain litigation, namely the trade secret infringement lawsuit that the Company initiated in March 2012 to protect the Company’s trade secrets and $244,000 in development of environmental markets, there were no comparable amounts in the quarter ended December 31, 2011.

The stock based compensation included in the general and administrative expenses was $1,314,873 and $1,234,094 for the quarter ended December 31, 2012 and 2011, respectively.

For the quarter ended December 31, 2011 the Company recognized an impairment of Turf Customer list of $518,600, representing the decline in the revenues generated from the Turf Customer list and a Turf earn out. The Company recognized a gain on the de-recognition of contingent liability of $330,000. There were no comparable amounts in the quarter ended December 31, 2012.

Net Loss

Net loss for the year ended December 31, 2012 was $5,081,732, an increase of $756,218 compared to a loss of $4,325,514 for the same period in 2011. The primary reason for the increase in the net loss was as a result of increase in change in derivative liability of $293,843 and as noted above the investment in international and environmental development during the year ended December 31, 2012.

Net loss for the quarter ended December 31, 2012 was $2,952,336, an increase of $1,377,122 compared to a loss of $1,575,214 for the same period in 2011. The primary reason for the increase in the net loss was as a result of increase in change in derivative liability of $293,843 and as noted above the investment in international and environmental development during the quarter ended December 31, 2012.

Modified EBITDA

Modified Earnings before interest (including factoring fees), taxes, depreciation amortization and stock-based compensation (“Modified EBITDA”) is a non-GAAP financial measure. We use Modified EBITDA as an unaudited supplemental financial measure to assess the financial performance of our assets without regard to financing methods, capital structures, taxes or historical cost basis; our liquidity and operating performance over time in relation to other companies that own similar assets and that we believe calculate Modified EBITDA in a similar manner; and the ability of our assets to generate cash sufficient for us to pay potential interest costs, for comparability 2011 results have been restated to reflect factoring cost. We also understand that such data are used by investors to assess our performance. However, the term Modified EBITDA is not defined under generally accepted accounting principles and Modified EBITDA is not a measure of operating income, operating performance or liquidity presented in accordance with generally accepted accounting principles. When assessing our operating performance or liquidity, investors should not consider this data in isolation or as a substitute for net income, cash flow from operating activities, or other cash flow data calculated in accordance with generally accepted accounting principles. Modified EBITDA decreased from $60,944 for the three months ended December 31, 2011 to $(903,077) for the three months ended December 31, 2012. Modified EBITDA decreased from a loss of $138,046 for the year ended December 31, 2011 to a loss of $766,368 for the year ended December 31, 2012 and is calculated as follows:

	Three	Three
	Months	Months	Year	Year
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
	2012	2011	2012	2011

Net loss	$(2,952,336)	$(1,575,214)	$(5,081,732)	$(4,325,514)
Add back interest expense, net of interest income	205,999	39,946	723,555	387,039
Add back depreciation and amortization	193,838	166,368	709,524	639,027
Add back impairment of Turf Customer list	-	518,600	-	518,600
Add back amortization debt discount	40,706	7,150	105,764	12,374
Add back stock-based compensation	1,314,873	1,234,094	2,482,678	2,960,428
Add back change in derivative liability	293,843	-	293,843	-

Deduct gain on de-recognition of contingent liability - Turf	-	(330,000)	-	(330,000)
Modified EBITDA	$(903,077)	$60,944	$(766,368)	$(138,046)

Liquidity and Capital Resources

Cash

As of December 31, 2012, we had $70,214 of cash and cash equivalents, as compared to $126,456 as of December 31, 2011.

Cash Flow

The cash flow for the years ended December 31, 2012 and 2011 are summarized below:

	Year Ended December 31,
	2012	2011

Net cash used in operating activities	$(604,155)	$(1,012,766)
Net cash used in investing activities	(828,977)	(672,572)
Net cash provided by financing activities	1,376,890	1,280,504
Net increase (decrease) in cash	$(56,242)	$(404,834)

Cash outflows from operations during the year ended December 31, 2012 amounted to $604,155 as compared to net cash outflows from operations of $1,012,766 in the same period of 2011. The decrease in cash outflow was due primarily to the increase in inventory, accounts receivable and prepaid expenses.

Our cash outflows used in investing activities during the year ended December 31, 2012 amounted to $828,977 as compared to $672,572 in the same period of 2011. Cash outflows for the purchase of fixed assets increased to $907,317 for the year ended December 31, 2012 as compared to $557,808 for the same period in 2011.

Our cash inflows from financing activities amounted to $1,376,890 in the year ended December 31, 2012 as compared to $1,280,504 in the same period of 2011. The decrease was principally from net factoring advance of $(326,354) in 2012 compared to $1,642,285 in 2011.

Working Capital

We estimate that our general operating expenses for the next twelve month period will increase from their current levels of 2013 for professional and consulting fees, salaries, travel, telephone, office and warehouse rent, and ongoing legal, accounting, and audit expenses to comply with our reporting responsibilities as a public company under the United States Exchange Act of 1934, as amended. Any increase in general operating expenses will be due to increases in field operating personnel as the demands from current and new customers increase. Specifically, we will be increasing the size of our operating personnel during 2013 as we increase our presence in the East and South Texas regions as well as expansion plans in place for increases in sales in the Southeast Oklahoma, Arkansas regions and international.

As of December 31, 2012, our working capital was $(2,596,895). We will require additional funds to implement our growth strategy. To date, we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. Even though we anticipate our net loss and negative cash flows to lessen over the coming quarters, we anticipate that we will have to continue to fund our net loss through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is still no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Furthermore, we may continue to be unprofitable.

Cash Requirements

Our plan of operations for the next 12 months involves the growth of our completion and production petrochemical business through the expansion of district offices, regional sales and analytical services to new and existing customers. We estimate that our needs for additional capital for the next twelve month period to be $3,000,000. However, if our operating expenses or capital expenditures exceed estimates, we will require additional monies during the next twelve months to execute our business plan. As of December 31, 2012, our company had cash of $70,214 and working capital of $(2,596,895). We incurred a net loss of $5,081,732 for the year ended December 31, 2012.

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

Going Concern

Due to our net losses, negative cash flow and negative working capital, in their report on our audited financial statements for the year ended December 31, 2012, our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.

We have historically incurred losses, and through December 31, 2012 have incurred losses of $19,559,166 since our inception. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, public offerings, bank financing and/or advances from related parties or shareholder loans.

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

As of December 31, 2012, we have not incurred any environmental expenditures.

Derivatives

The valuation of our embedded derivatives and warrant derivatives are determined primarily by the multinomial distribution (Lattice) model. An embedded derivative is a derivative instrument that is embedded within another contract. In the case of a convertible note payable (the host contract), any right to convert the note by the holder, certain default redemption right premiums and a change of control premium (payable in cash if a fundamental change occurs) are each embedded derivative instruments. In accordance with ASC 815 “Accounting for Derivative Instruments and Hedging Activities”, as amended, these embedded derivatives are marked-to-market each reporting period, with a corresponding non-cash gain or loss charged to the current period. A warrant derivative liability is also determined in accordance with ASC 815. Based on ASC 815, warrants which are determined to be classified as derivative liabilities are marked-to-market each reporting period, with a corresponding non-cash gain or loss charged to the current period. The practical effect of this has been that when our stock price increases so does our derivative liability and resulting in a non-cash loss charge that reduces our earnings and earnings per share. When our stock price declines, we record a non-cash gain, increasing our earnings and earnings per share.

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

The following financial statements are filed as part of this annual report:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
ESP Resources, Inc.
The Woodlands, Texas

We have audited the accompanying consolidated balance sheets of ESP Resources, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2012 and 2011, and the consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ESP Resources, Inc. and its subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, The Company has incurred losses and negative cash from operations through December 31, 2012. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 2. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/MaloneBailey, LLP
www.malone-bailey.com
Houston, Texas

March 29, 2013

ESP Resources, Inc.
Consolidated Balance Sheets
December 31, 2012 and 2011

	December 31, 2012	December 31, 2011

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$70,214	$126,456
Restricted cash	136,358	192,198
Accounts receivable, net	1,830,090	1,920,933
Inventories	1,924,133	1,571,889
Prepaid expenses	571,716	360,525

Total current assets	4,532,511	4,172,001

Property and equipment, net of accumulated depreciation of $1,329,724 and $750,519, respectively	3,635,105	2,690,122
Other assets	105,537	50,262

Total assets	$8,273,153	$6,912,385

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$2,422,470	$1,574,521
Factoring payable	1,315,931	1,642,285
Accrued expenses	478,278	387,465
Due to related parties	137,291	76,286
Guarantee liability	120,000	120,000
Current matutities of Convertible debentures, net of discount of $29,836	100,164	-
Short-term debt	403,874	270,528
Current maturities of long-term debt	991,112	701,016
Current portion of capital lease obligation	236,043	113,401
Derivative liability	924,243	-
Total current liabilities	7,129,406	4,885,502

Long-term debt (less current maturities)	1,065,616	1,032,135
Long-term Convertible debentures, net of discount of $987,341	12,659	-
Capital lease obligations (less current maturities)	277,523	191,319
Contingent consideration payable for acquisition of Turf	31,437	31,437
Deferred lease cost	23,000	25,000

Total liabilities	8,539,641	6,165,393

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock - $0.001 par value, 350,000,000 shares authorized,150,830,249 and 110,000,008 shares issued and outstanding, respectively	150,831	110,000
Preferred stock - $0.001 par value, 10,000,000 shares authorized in 2011, zero outstanding	-	-
Additional paid-in capital	19,142,847	15,115,452
Subscription receivable	(1,000)	(1,000)
Accumulated deficit	(19,559,166)	(14,477,460)

Total stockholders' equity (deficit)	(266,488)	746,992

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$8,273,153	$6,912,385

The accompanying notes are an integral part of these consolidated financial statements.

ESP Resources, Inc.
Consolidated Statements of Operations
For the Years Ended December 31, 2012 and 2011

	December 31,
	2012	2011

SALES, NET	$18,086,765	$11,132,243
COST OF GOODS SOLD	10,042,876	5,302,840

GROSS PROFIT	8,043,889	5,829,403

General and administrative	11,317,104	8,926,659
Depreciation and amortization	709,524	639,027
Gain on disposal of assets	(18,415)	-
Impairment of Turf Customer list	-	518,600
Gain on de-recognition of contingent liability Turf	-	(330,000)

LOSS FROM OPERATIONS	(3,964,324)	(3,924,883)

OTHER INCOME (EXPENSE)
Interest expense	(230,621)	(143,241)
Factoring fees	(494,302)	(243,855)
Amortization of debt discount	(105,764)	(12,374)
Other income, net	5,565	(1,218)
Interest income	1,557	57
Change in derivative liability	(293,843)	-

Total other expense	(1,117,408)	(400,631)

NET LOSS	$(5,081,732)	$(4,325,514)

NET LOSS PER SHARE (basic and diluted)	$(0.04)	$(0.04)

WEIGHTED AVERAGE SHARES OUTSTANDING	125,045,865	102,393,813

The accompanying notes are an integral part of these consolidated financial statements.

ESP Resources, Inc.
Statement of Stockholders’ Equity (Deficit)
For the Years Ended December 31, 2012 and 2011

	Common stock			Subscription	Accumulated
	Number	Par Value	APIC	Receivable	Deficit	Total

Balance, December 31, 2010	87,488,558	$87,489	$11,022,788	$(26,000)	$(10,151,920)	$932,357

Stock based compensation	9,486,495	9,486	3,201,450	-	-	3,210,936

Shares issued with private placement	11,885,713	11,886	753,554	-	-	765,440

Discount on loan	515,000	515	63,284	-	-	63,799

Shares sold	624,242	624	74,376	-	-	75,000

Subscription receivable	-	-	-	25,000	-	25,000

Net loss	-	-	-	-	(4,325,514)	(4,325,514)

Balance, December 31, 2011	110,000,008	110,000	15,115,452	(1,000)	(14,477,434)	747,018

Stock based compensation	22,284,616	22,286	2,486,689	-	-	2,508,975

Shares issued for cash	1,195,625	1,195	123,805	-	-	125,000

Shares issued with private placement	13,350,000	13,350	1,054,650	-	-	1,068,000

Shares issued with notes payable	4,000,000	4,000	295,600	-	-	299,600

Discount to notes payable from beneficial conversion feature and warrants	-	-	71,291	-	-	71,291

fees paid on issuance of private placement	-	-	(4,640)	-	-	(4,640)

Net loss	-	-	-	-	(5,081,732)	(5,081,732)

Balance December 31, 2012	150,830,249	$150,831	$19,142,847	$(1,000)	$(19,559,166)	$(266,488)

The accompanying notes are an integral part of these consolidated financial statements.

ESP Resources, Inc. and Subsidiaries
Consolidated Statements of Cash Flow
For the Years Ended December 31, 2012 and 2011

	December 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,081,732)	$(4,325,514)
Adjustments to reconcile net loss to net cash
used for operating activities:
Amortization of debt discount	105,764	12,374
(Gain) Loss on disposal of assets	(18,415)	97,932
Depreciation and amortization, net disposals	709,524	639,027
Bad debt expense	61,112	161,566
Stock and warrant based compensation	2,482,678	3,210,936
Change in derivative liability	293,843	-
Impairment of Turf customer list	-	518,600
Gain on de-recognition of contingent liability Turf	-	(330,000)

Changes in operating assets and liabilities:
Accounts receivable	29,731	(502,349)
Inventory	(352,244)	(840,857)
Prepaid expenses	(192,226)	91,930
Other assets	(74,240)	(6,531)
Accounts payable	1,324,245	308,978
Accrued expenses	46,800	(48,858)
Accrued expense to related parties	61,005	-

CASH USED IN OPERATING ACTIVITIES	(604,155)	(1,012,766)

CASH FLOWS FROM INVESTING ACTIVITIES
Restricted cash	55,840	(114,764)
Proceeds from the sale of vehicle	22,500	-
Purchase of fixed assets	(907,317)	(557,808)

CASH USED IN INVESTING ACTIVITIES	(828,977)	(672,572)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowing on debt, net	1,060,000	-
Borrowing (Repayment) of short-term debt	133,345	(134,712)
Repayment of long term debt	(513,068)	(1,024,309)
Repayment of capital leases	(165,393)	(86,347)
Advances- Related party	-	18,147
Net factoring advances	(326,354)	1,642,285
Proceeds from sales of units in private placement, net	1,063,360	765,440
Proceeds from sale of stock	125,000	75,000
Collecton on subscription receivable	-	25,000

CASH PROVIDED BY FINANCING ACTIVITIES	1,376,890	1,280,504

NET INCREASE IN CASH	(56,242)	(404,834)
CASH AT BEGINNING OF PERIOD	126,456	531,290

CASH AT END OF PERIOD	$70,214	$126,456

Supplemental Disclosures of Cash Flow Information
Cash paid for interest and factoring cost	$681,025	$694,582
Non-cash investing and financing transactions:
Notes issued for purchase of property and equipment	$658,259	$1,433,288
Assets returned and release of notes payable	-	102,111
Notes issued for settlement of accounts payable	450,000	-
Debt discount on shares issued with convertible debt	-	63,799
Shares issued with note payable	299,600	-
Stock issued for accounts payable conversion	26,297	-
Value of capitalize lease issued	-	323,033
Trade-in of equipment	18,384	-
Debt issued for insurance	-	295,122
Derivative liability on warrants related to notes payable at issuance	449,840	-
Derivative liability on notes payable at issuance	222,603	-
Sales leaseback of equipment	374,239	-
Discount to notes payable from beneficial conversion feature and warrants	71,291	-

The accompanying notes are an integral part of these consolidated financial statements.

ESP Resources, Inc.
Notes to Consolidated Financial Statements
December 31, 2011 and 2010
Note 1 – Basis of Presentation, Nature of Operations and Significant Accounting Policies

Basis of Presentation

ESP Resources, Inc. (“ESP Resources”, and collectively with its subsidiaries, “we, “our” or the “Company”) was incorporated in the State of Nevada on October 27, 2004. The accompanying consolidated financial statements include the accounts of ESP Resources, Inc. and its wholly owned subsidiaries, ESP Petrochemicals, Inc. of Louisiana (“ESP Petrochemicals”), ESP Ventures, Inc. of Delaware (“ESP Ventures”), ESP Corporation, S.A., a Panamanian corporation (“ESP Corporation”) and ESP Payroll Services, Inc. of Nevada (“ESP Payroll”). On July 11, 2012 the Company formed two partially owned subsidiaries in Delaware, ESP Advanced Technologies, Inc., and ESP Facility & Pipeline Services, Inc. On December 19, 2012 the Company formed a partially owned subsidiary in Nevada, IEM, Inc.

On September 7, 2011 the Company became a 49% partner in a new entity, ESP Marketing, LLC. The Company management will direct the operations of the business and the Company will receive 80% of the profits. On July 11, 2012 the Company became a 60% partner in a new entity ESP Facility and Pipeline Services, Inc. The Company management will direct the operations of the business and the Company will receive 60% of the profits. All significant inter-company balances and transactions have been eliminated in the consolidation.

The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America. Any reference herein to “ESP Resources”, the “Company”, “we”, “our” or “us” is intended to mean ESP Resources, Inc. including the subsidiaries indicated above, unless otherwise indicated.

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

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed

The Company reviews its long-lived assets and identifiable finite-lived intangibles for impairment on an annual basis and whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The first step of the impairment test, used to identify potential impairment, compares undiscounted future cash flows of the asset or asset group with the related carrying amount. If the undiscounted future cash flows of the asset or asset group exceed its carrying amount, the asset or asset group is not considered to be impaired and the second step is unnecessary. If such assets were considered to be impaired, the impairment to be recognized would be measured by the amount by which the carrying amount of the assets exceeds the fair market value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. During the year ended December 31, 2011, the Company determined that the uncertainty surrounding the revenue stream of those assets acquired in the Turf acquisition was sufficient to trigger an impairment analysis. The undiscounted future cash flows of the customer list acquired in the Turf acquisition did not exceed its carrying value. Therefore, the Company completed a discounted cash flow model derived from internal budgets in assuming fair values for the impairment testing. Factors that could change the result of our impairment test include, but are not limited to, different assumptions used to forecast future net sales, expenses, capital expenditures and resources, and liquidity and working capital requirements used in our cash flow models. In addition, selection of a risk-adjusted discount rate on the estimated undiscounted cash flow is susceptible to future changes in market conditions, and when unfavorable, can adversely affect our original estimates of fair value. The Company has concluded that impairment had existed at December 31, 2011 and has recorded an impairment charge, measured as the amount by which the carrying amount of the long-lived asset exceeds its fair value, of $518,600 for the year ended December 31, 2011. No such impairment exists for the year ended December 31, 2012.

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

Principles of consolidation

The consolidated financial statements include the accounts of ESP Resources and its wholly-owned and partially owned subsidiaries for the years ended December 31, 2012 and 2011. All significant inter-company transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company had $70,214 and $126,456 cash and cash equivalents at December 31, 2012 or 2011, respectively.

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

Accounts receivable consisted of the following as of December 31, 2012 and 2011:

	2012	2011

Trade receivables	$1,868,090	$2,070,334
Less: Allowance for doubtful accounts	(38,000)	(149,401)
Net accounts receivable	$1,830,090	$1,920,933

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

As of December 31, 2012 and 2011, inventory consisted of the following:

	2012	2011

Raw materials	$744,149	$831,504
Finished goods	1,179,984	740,385
Total inventory	$1,924,133	$1,571,889

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

Intangible assets – Customer list

The Customer list carrying values are being amortized over a five-year period. Amortization expense for the years ended December 31, 2012 and 2011 was $0 and $182,940, respectively. Additionally, the asset was impaired during the year ended December 31, 2011 see the discussion of Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed above.

Derivatives

The valuation of our embedded derivatives and warrant derivatives are determined primarily by the multinomial distribution (Lattice) model. An embedded derivative is a derivative instrument that is embedded within another contract, which under the convertible note (the host contract) includes the right to convert the note by the holder, certain default redemption right premiums and a change of control premium (payable in cash if a fundamental change occurs). In accordance with Accounting Standards Codification ("ASC") 815 “Accounting for Derivative Instruments and Hedging Activities”, as amended, these embedded derivatives are marked-to-market each reporting period, with a corresponding non-cash gain or loss charged to the current period. A warrant derivative liability is also determined in accordance with ASC 815. Based on ASC 815, warrants which are determined to be classified as derivative liabilities are marked-to-market each reporting period, with a corresponding non-cash gain or loss charged to the current period. The practical effect of this has been that when our stock price increases so does our derivative liability and resulting in a non-cash loss charge that reduces our earnings and earnings per share. When our stock price declines, we record a non-cash gain, increasing our earnings and earnings per share. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, there exists a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

● Level 1 -	unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access as of the measurement date.
● Level 2 -	inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data.
● Level 3 -	unobservable inputs for the asset or liability only used when there is little, if any, market activity for the asset or liability at the measurement date.

This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.

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

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2012.

	Carrying Value at	Fair Value Measurement at December 31, 2012
	December 31, 2012	Level 1	Level 2	Level 3
Liabilities
Derivative convertible debt liability	$588,591	$-	$-	$588,591
Derivative warrant liability	$333,652	$-	$-	$335,652
Total derivative liability	$924,243	$-	$-	$924,243

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

Concentration

The Company has four major customers that together account for 53% of accounts receivable at December 31, 2012 and 68% of the total revenues earned for the year ended December 31, 2012.

	Accounts
	receivable	Revenue

Customer A	19%	28%
Customer B	12%	21%
Customer C	11%	15%
Customer D	11%	4%
	53%	68%

The Company has two vendors that accounted for 68% and 11% of purchases during 2012.

The Company has three major customers that together account for 61% of accounts receivable at December 31, 2011 and 57% of the total revenues earned for the year ended December 31, 2011.

	Accounts
	receivable	Revenue

Customer A	31%	8%
Customer B	15%	21%
Customer C	15%	28%
	61%	57%

The Company has two vendors that accounted for 53% and 16% of purchases during 2011.

The Company places its cash and cash equivalents with financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. From time to time, the Company’s cash balances exceeded FDIC insured limits. At December 31, 2012, the Company’s uninsured cash balance was $0.

Revenue and Cost Recognition

The Company through its wholly owned subsidiary, ESP Petrochemicals, Inc., is a custom formulator of petrochemicals for the oil & gas industry. Since the products are specific to each location, the receipt of an order or purchase order starts the production process. Once the blending takes place, the order is delivered to the land site or dock. When the containers of blended petrochemicals are off-loaded at the dock, or they are stored on the land site, a delivery ticket is obtained, an invoice is generated and Company recognizes revenue. The invoice is generated based on the credit agreement with the customer at the agreed-upon price. ESP Facilities and Pipeline Services, Inc. is a pressure test service provider for the oil & gas industry. The Company provides labor and equipment to pressure test and service pipes and values. The company invoices the Customer based on the hours provided and invoices the customer for those hours during the service period and recognizes the revenue at the time of service.

Revenue is recognized when title and risk of loss have transferred to the customer and when contractual terms have been fulfilled. Transfer of title and risk of loss occurs when the product is delivered in accordance with the contractual shipping terms, generally to a land site or dock. Revenue is recognized based on the credit agreement with the customer at the agreed upon price.

Advertising

Advertising costs are charged to operations when incurred. Advertising expense for the year ended December 31, 2012 and 2011 were $38,392 and $8,330, respectively.

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

The Company incurred no environmental expenses during the years ended December 31, 2012 and 2011, respectively.

Reclassification

Certain accounts in the prior period were reclassified to conform to the current period financial statements presentation.

Note 2 – Going Concern

At December 31, 2012, the company had cash and cash equivalents of $70,214 and deficit working capital of $2,596,895. The Company believes that its existing capital resources may not be adequate to enable it to execute its business plan. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The Company estimates that it will require additional cash resources during 2013 based on its current operating plan and condition.

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

Note 3 – Factoring Payable

On May 24, 2011, ESP Petrochemical Inc. (EPPI) entered into a Account Receivable Financing agreement with Crestmark Commercial Capital Leading LLC, with an initial term of six months and renewing semi-annually thereafter. The agreement is in the subsequent renewal period. The Company may obtain advances up to 100 percent of eligible accounts receivable, subject to a 0.75 percent per 15 days factoring fee, with ten percent held in a reserve account, which is released to the Company upon payment of the receivable. The agreement is subject to a master note, which limits borrowing to $2,000,000. The master note is payable upon demand, or if no demand is paid, with monthly payments of interest at 1.5%. All outstanding principal plus accrued unpaid interest is due on maturity of the note or when the related invoice is collected. The master note is secured by all inventory, accounts, general intangibles, and equipment of the ESPI. On March 2, 2012 Crestmark increased the borrowing limit to $3,000,000. On August 1, 2012 Crestmark increased the borrowing limit to $4,000,000.The total borrowing under the agreement at December 31, 2012 and 2011 was $1,315,931 and $1,642,285 respectively with $136,358 and $192,198 respectively held in restricted cash in the consolidated balance sheets.

Note 4 – Property and equipment

Property and equipment includes the following at December 31, 2012 and 2011:

	2012	2011

Plant, property and equipment	$1,813,884	$1,389,621
Vehicles	2,068,292	1,601,003
Equipment under capital lease	929,466	385,806
Office furniture and equipment	153,187	64,211
	4,964,829	3,440,641
Less: accumulated depreciation	(1,329,724)	(750,519)
Net property and equipment	$3,635,105	$2,690,122

Depreciation expense was $709,524 and $456,087 for the year ended December 31, 2012 and 2011, respectively.

In the year ended December 31, 2012 the Company disposed of $149,717 of equipment, receiving proceeds of $22,500 resulting in a gain of $18,415. In the year end December 31, 2011 the Company tender of $345,875 of equipment on new equipment no gain or loss waas incurred.

Note 5- Long Term Debt

Long term debt consisted of the following at December 31, 2012 and 2011:

	2012	2011

Note payable to Midsouth Bank dated May 2007. The Note bears interest at 12.0 percent per annum and is payable in monthly installments of $194, maturing May 2012. The note is secured by equipment and deposit accounts.	$-	$898
Note payable to FMC dated January 2007. The note bears interest at 2.90 percent per annum and is payable in monthly installments of $945, maturing February 2012. The note is secured by a vehicle.	-	2,837
Note payable to FMC dated January 2007. The note bears interest at 2.90 percent per annum and is payable in monthly installments of $925 maturing February 2012. The note is secured by a vehicle.	-	2,779
Note payable dated January 1, 2010.The note bears interest at 12.00 per annum and is payable in installments of $150, maturing January 2013. The note is secured by equipment.	89	1,759
Note payable for the purchase of a vehicle dated October 19, 2010. The note bears interest at 9.49 percent per annum and is payable in installments of $1,072 maturing in November 2015. The note is secured by a vehicle.	32,672	41,951
Note payable for the purchase of a vehicle dated April 1, 2010. The note bears interest at 7.5 percent per annum and is payable in installments of $872 maturing in January 2015. The note is secured by a vehicle.	21,959	30,403
Unsecured notes payable. The notes bear interest at 5 percent per annum and are due between September 30, 2012 and July 22, 2013	273,000	273,000
Unsecured promissory note payable in connection with the drilling program. The note bears interest at 5 percent per annum and was due April 30, 2009. The note has been extended indefinitely.	86,968	86,968
On February 12, 2009, the Company borrowed $41,415 for the purchase of a vehicle. The note bears interest at 6.75% per year, is secured by the vehicle purchased and is payable in 60 monthly payments of $817.	-	19,581
On February 15, 2009, the Company borrowed $4,343 for the purchase of equipment. The note bears interest at 12% per year, is secured by the equipment purchased and is payable 36 monthly payments of $145	-	269
On November 10, 2009, the Company borrowed $52,186 for the purchase of a vehicle. The note bears interest at 4.90% per year, is secured by the vehicle purchased and is payable in 60 monthly payments of $982.	21,501	31,956
On November 10, 2009, the Company borrowed $57,372 for the purchase of a vehicle. The note bears interest at 6.25% per year, is secured by the vehicle purchased and is payable in 60 monthly payments of $1,118.	24,214	35,671
On February 15, 2011, the Company borrowed $102,402 for the purchase of a vehicle. The note bears interest at 7.9% per year, is secured by the vehicle purchased and is payable in 48 monthly payments of $1,214.	57,652	82,163

On March 11, 2011, the Company borrowed $166,387 for the purchase of a vehicle. The note has an implied interest at 3.0% per year, is secured by the vehicle purchased and is payable in 48 monthly payments of $3,466.	93,480	135,190
On March 15, 2011, the Company borrowed $62,067 for the purchase of a vehicle. The note has an implied interest at 3.0% per year, is secured by the vehicle purchased and is payable in 60 monthly payments of $1,035.	40,344	52,757
On April 9, 2011, the Company borrowed $76,507 for the purchase of a vehicle. The notes has an implied interest at 3.0% per year, is secured by the vehicle purchased and is payable in 60 monthly payments of $1,376.	53,570	68,239
On April 30, 2011, the Company borrowed $42,275 for the purchase of a vehicle. The note bears interest at 7.9% per year, is secured by the vehicle purchased and is payable in 60 monthly payments of $858.	30,740	38,280
On May 24 and May 29, 2011, the Company borrowed $95,074 for the purchase of vehicles. The notes bear interest at 3.0% per year, is secured by the vehicles purchased and is payable in 60 Monthly payments of $1,705.	67,947	86,133
On June 3, 2011 the Company borrowed $75,000 for the purchase of a vehicle. The note bear interest at 10% per year, is secured by the vehicle purchased and is payable in 24 monthly payments of $4,361. In addition the Company issued 225,000 shares of its common stock with a value of $29,250 which has been treated as a debt discount to the loan and is being amortized over the term of the loan.	-	57,626
On July 14 and July 15, 2011 the Company borrowed $150,000 for the purchase of vehicles. The notes bear interest at 10% per year, is secured by the vehicles purchased and is payable in 24 monthly payments of $6,921	-	121,164
On July 20, 2011 the Company borrowed $31,690 for the purchase of equipment. The notes bear interest at a range of 10.5% to 12.0% per year, is secured by the equipment purchased and is payable in 36 monthly payments of $1,039.	17,953	27,867
On July 28, 2011, the Company borrowed $116,416 for the purchase of vehicle. The note bear interest at 6.74% per year, is secured by the vehicle purchased and is payable in 36 monthly payments of $3,581.	64,376	101,615
On August 13, 2011, the Company borrowed $60,229 for the purchase of vehicle. The note bear interest at 7.74% per year, is secured by the vehicle purchased and is payable in 60 monthly payments of $1,217.	46,515	57,067

On September 13, 2011 the Company borrowed $120,000 for the purchase of a vehicle. The note bear interest at 10% per year, is secured by the vehicle purchased and is payable in 24 monthly payments of $5,537. In addition the Company issued 120,000 shares of its common stock with a value of $15,000 which has been treated as a debt discount to the loan and is being amortized over the term of the loan.	-	106,274
On October 28, 2011 the Company borrowed $120,000 for the purchase of a vehicle. The note bear interest at 10% per year, is secured by the vehicle purchased and is payable in 24 monthly payments of $5,537. In addition the Company issued 120,000 shares of its common stock with a value of $22,200 which has been treated as a debt discount to the loan and is being amortized over the term of the loan.	-	110,887
On October 4, 2011, the Company borrowed $40,225 for the purchase of a vehicle. The note bears interest at 5.9% per year, is secured by the vehicle purchased and is payable in 36 monthly payments of $1,224.	25,378	38,166
On October 28, 2011, the Company borrowed $38,733 for the purchase of a vehicle. The note has an implied interest of 3.0% per year, is secured by the vehicle purchased and is payable in 36 monthly payments of $1,076.	24,746	37,657
On November 2, 2011, the Company borrowed $34,058 for the purchase of a vehicle. The note bears interest at 6.4% per year, is secured by the vehicle purchased and is payable in 36 monthly payments of $1,045.	22,468	33,195
On November 30, 2011, the Company borrowed $62,684 for the purchase of a vehicle. The note bears interest at 6.4% per year, is secured by the vehicle purchased and is payable in 36 monthly payments of $1,923.	43,049	62,684
On November 21, 2011, the Company borrowed $39,540 for the purchase of a vehicle. The note has an implied interest of 3.0% per year, is secured by the vehicle purchased and is payable in 36 monthly payments of $1,098.	26,360	39,540
On January 30, 2012, the Company purchased a vehicle by issuing debt of $59,744 with an annual interest rate of 6.4% and a term of 36 months.	44,229	-
On March 19, 2012 the Company purchased a vehicle by issuing debt of $50,328 with an annual interest rate of 5.9% and a term of 36 months and payments of 1,532.	39,868	-
On May 7, 2012, the Company purchased vehicles by issuing debt of $ 106,253 with an annual interest rate of 6.4% and a term of 36 months and payments of $3,260.	89,874	-
On May 29, 2012, the Company purchased a vehicle by issuing debt of $49,004 with an annual interest rate of 6.4% and a term of 36 months with payments of $1,500.	41,468	-

On May 25, 2012, the Company reach agreement with a Vendor to exchange payable for a term debenture of $450,000 with an annual interest rate of prime plus 1.5% payable monthly of $10,000 plus interest.	394,751	-
On June 15, 2012, the Company purchased a vehicle by issuing debt of $46,115 with an annual interest rate of 4.74% and a term of 36 months with payments of $1,379.	40,081	-
On July 14, 2012, the Company purchased a vehicle by issuing debt of $57,082 with an annual interest rate of 5.89% and a term of 36 months with payments of $1,738.	51,210	-
On August 17, 2012, the Company purchased a vehicle by issuing debt of $46,651 with an annual interest rate of 4.74% and a term of 36 months with payments of $1,395.	41,777	-
On September 4, 2012, the Company purchased a vehicle by issuing debt of $40,451 with an annual interest rate of 5.89% and a term of 36 months with payments of $1,094.	34,111	-
On October 24, 2012, the Company purchased a vehicle by issuing debt of $40,248 with an annual interest rate of 4.24% and a term of 36 months with payments of $1,067.	35,008	-
On October 20, 2012, the Company purchased equipment by issuing debt of $101,448 with an annual interest rate of 7.15% and a term of 36 months with payments of $2,522.	79,385	-
On November 24, 2012, the Company purchased a vehicle by issuing debt of $43,539 with an annual interest rate of 4.24% and a term of 36 months with payments of $1,159.	39,039	-
On December 5, 2012, the Company purchased a vehicle by issuing debt of $56,822 with an annual interest rate of 4.24% and a term of 36 months with payments of $1,505.	50,945	-

Total	2,056,728	1,784,576
Less debt discount	-	(51,426)
Less current maturities	(991,112)	(701,016)
Total long-term debt	$1,065,616	$1,032,135

Maturities are as follows:

2013	$991,112
2014	628,232
2015	368,374
2016	69,010

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

On May 25, 2012, the Company reached an agreement with a vendor to exchange a payable for a term debenture of $450,000 with an annual interest rate of prime plus 1.5% with a monthly principal payment of $10,000 plus accrued interest.

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

On September 4, 2012, the Company purchased a vehicle by issuing debt of $35,951 with an annual interest rate of 5.89% and a term of 36 months with payments of $1,094.

On October 24, 2012, the Company purchased a vehicle by issuing debt of $35,948with an annual interest rate of 4.24% and a term of 36 months with payments of $1,067.

On October 20, 2012, the Company purchased equipment by issuing debt of $81,422 with an annual interest rate of 7.15% and a term of 36 months with payments of $2,522.

On November 24, 2012, the Company purchased a vehicle by issuing debt of $39,039 with an annual interest rate of 4.24% and a term of 36 months with payments of $1,159.

On December 5, 2012, the Company purchased a vehicle by issuing debt of $50,722 with an annual interest rate of 4.24% and a term of 36 months with payments of $1,505.

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

In April, 2011 the Company purchased certain vehicles by issuing secured debt of $76,507 with annual interest rate of 3% and a term of 60 months and $42,275 with annual interest of 7.9% and a term of 60 months.. In May, 2011 the Company purchased vehicles by issuing debt of $95,074 with an annual interest rate of 3% and a term of 60 months.

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

On October 4, 2011, the Company borrowed $40,225 for the purchase of a vehicle. The note bears interest at 5.9% per year, is secured by the vehicle purchased with an annual interest rate of 5.9% and a term of 36 months.

On October 28, 2011, the Company borrowed $38,733 for the purchase of a vehicle. The note has an implied interest of 3.0% per year, is secured by the vehicle purchased with an annual interest rate of 3.0% and a term of 36 months.

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

Note 6 – Capitalized leases

ESP Petrochemicals leases certain office equipment, warehouse equipment special purpose equipment and vehicles under capital leases. Long term capitalize lease consisted of the following at December 31, 2012:

	Year	Borrowing	Term in months	Monthly payment		2012

Warehouse equipment	2008	$41,591	58		$819	$752
Vehicles	2009-2011	$368,766	21-72	$	$887-1,905	126,561
Office equipment	2011	$10,140	24		$260	6,500
Special purpose equipment	2011-2012	$483,092	36		$1,692-3,702	379,753

Total capital lease						513,566
less current portion						(236,043)
Total long-term capital lease						$277,523

On June 1, 2012 the Company completed a sale leaseback transaction of certain equipment for $304,879 in accordance Accounting Standard Codification (ASC) 840 – 40 “Sales-Leaseback Transactions”, the gain was deferred. The lease was accounted for as a capitalized lease, a financing method, with monthly payments of $22,200 through November, 2014. The proceeds from the sale where used to repay the debt on the equipment, see note 5 June 19, 2012 above. The Company will continue to reflect the book value of the equipment and related accumulated depreciation remain on the balance sheet and no sale was recognized. The sales price of the equipment is recorded as a capitalized lease obligation with a portion of each lease payment includes interest expense.

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

The future payments under the capital lease are as follows:

2013	$236,043
2014	$231,052
2015	$43,937
2016	$2,534

Note 7 – Convertible debentures

The following  reflect the Convertible debentures for the year ended December 31.

	2012	2011

On January 27, 2012, the Company received proceeds of $130,000 from the sale of 16% Convertible Subordinated Debentures. On March 1, 2013, June 1, 2013 and September 1, 2013, the Company shall redeem one quarter, one quarter and one half, respectively, of the face value of the balance of the Debentures	$130,000	$-
On November 14, 2012, the Company received proceeds of $1,000,000 from the sale of 16% Convertible Subordinated Debentures. Interest is due March 1, 2013, June 1, 2013 and September 1, 2013.	1,000,000	-

Total	1,130,000	-
Less debt discount	(1,017,177)	-
Less current maturities, net of debt discount	(100,164)	-
Total Long-term convertible debentures	$12,659	$-

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

On November 14, 2012, the Company received proceeds of $1,000,000 from the sale of 16% Convertible Subordinated Debentures. The Debentures are due on March 1, 2014. The aggregate principal amount of the combined Debentures is One Million Dollars ($1,000,000) with an interest rate of Sixteen Percent (16%) per annum. The interest is payable quarterly on March 1st, June 1st, September 1st, and December 1st, beginning on March 1, 2013. The Debentures are convertible at any time after the original issue date at a conversion price of $0.085 per share, subject to adjustments. The Company recorded a discount from the relative fair value of the conversion feature and the intrinsic value of the conversion option of $421,715. The Company estimated the fair value of these derivatives using a multinomial Distribution (Lattice) valuation model with the following assumptions: stock price on the measurement date of $0.07; term of 1.5 years; expected volatility between 112% 159%; and discount rate of 0.22% and accounted for them as debt discount, which will be amortized over the term of the loan which expires March 1, 2014. The Company analyzed the conversion option under ASC 815 and determined and recorded $449,840 derivative liability. The Company, in its sole discretion, may choose to pay interest in cash, shares of Common Stock, or in combination thereof. At the Company’s election, it may, at any time after the Six (6) month anniversary of the Transaction’s closing date, deliver a notice to the holders to redeem all of the then outstanding principal amount of the Debentures for cash. In the event the Company defaults, the outstanding principal amount of the Debentures, plus accrued but unpaid interest, liquidated damages and other amounts owing in respect thereof through the date of acceleration, shall become, at the debenture holders’ election, immediately due and payable in cash.

In addition, the investors received 100% of the number of shares of common stock that the purchase amount would buy in warrants at the conversion price of $0.09, or a total of 11,764,706 warrants with a 5-year term. The Company recorded a discount from the relative fair value of the warrants and the intrinsic value of the conversion option of $208,685. The Company estimated the fair value of these derivatives using a multinomial Distribution (Lattice) valuation model with the following assumptions: stock price on the measurement date of $0.07; warrant term of 5 years; expected volatility between 112%-593%; and discount rate of 0.63% and accounted for them as debt discount, which will be amortized over the term of the loan which expires March 1, 2014. The Company analyzed the warrants under ASC 815 and determined and recorded a $222,603 derivative liability.

The Debentures are secured by the remaining unencumbered assets of the Company. The Company’s subsidiary companies guaranteed the security agreement by agreeing to act as surety for the payment of the Debentures.

As further consideration for the Debentures, the Company issued a combined total of Four Million (4,000,000) shares of common stock to the investors, the Company recorded as a debt discount $299,600 at issuance and will amortize the debt discount over the term of the debt. For the year ended December 31, 2012 the Company amortized $5,912. The Company shall take all actions necessary to nominate and recommend shareholder approval for the appointment of One (1) director selected by Hillair Capital Management LLC to ESP’s Board of Directors. In conjunction with this debenture the Company paid $70,000 of professional fees and record these fees as debt discount to be amortized over the term of the debenture. The Company determined that the Debenture and warrant had derivative features and derivative liabilities were establish for each (see Note 8).

Note 8 – Derivative liability

The November 14, 2012 16% convertible debenture included down-round provisions reduce the exercise price of a warrant and convertible instrument as required by ASC 815 “Derivatives and Hedging”. If the company either issues equity shares for a price that is lower than the exercise price of those instruments or issues new warrants or convertible instruments that have a lower exercise price. The Company evaluated whether its warrants and convertible debt instruments contain provisions that protect holders from declines in its stock price or otherwise could result in modification of either the exercise price or the shares to be issued under the respective warrant agreements. The Company determined that a portion of its outstanding warrants and conversion instrument contained such provisions thereby concluding they were not indexed to the Company’s own stock and therefore a derivative instrument.

The range of significant assumptions which the Company used to measure the fair value of warrant liabilities (a level 3 input) at November 14, 2012 is as follows:

	Warrant	Debenture

Stock price	$0.07	$0.07
Term	5 Years	1.5Years
Volatility	112%-593%	112% -159%
Risk-free interest rate	0.22%	0.63. %
Exercise prices	$0.09 to $0.00255	$0.085 to $0.055.
Dividend yield	0.00%	0.00%

The Company estimated the fair value of these derivatives using a multinomial Distribution (Lattice) valuation model. The fair value of these warrant and debenture liabilities at November 14, 2012 was $693,043 the Company recorded as derivative liability.

The range of significant assumptions which the Company used to measure the fair value of warrant liabilities (a level 3 input) at December 31, 2012 is as follows:

	Warrant	Debenture

Stock price	$0.10	$0.10
Term	4.9 Years	1.4Years
Volatility	114%-525%	114% -156%
Risk-free interest rate	0.22%	0.63. %
Exercise prices	$0.09 to $0.00255	$0.085 to $0.055.
Dividend yield	0.00%	0.00%

The Company estimated the fair value of these derivatives using a multinomial Distribution (Lattice) valuation model. The fair value of these warrant liabilities at December 31, 2011 was $0 and at December 31, 2012 was $924,243. The change in fair value of derivative liabilities of $293,843 was included in the consolidated statement of operations for the year ended December 31, 2012.

As a basis for considering such assumptions, there exists a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

● Level 1 -	unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access as of the measurement date.
● Level 2 -	inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data.
● Level 3 -	unobservable inputs for the asset or liability only used when there is little, if any, market activity for the asset or liability at the measurement date.

This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.

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

Note 9 – Income taxes

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

	2012	2011

Deferred income tax assets:	$4,242,000	$2,365,000
Valuation allowance	(4,242,000)	(2,365,000)
Net total	$0	$0

At December 31, 2012, the Company had net operating loss carryforwards of approximately $10,346,000. The net operating loss carryforwards expire in 2019 through 2032.

The valuation allowance was increased by $1,877,000 during the year ended December 31, 2012. The current income tax benefit of $4,242,000 and $2,365,000 generated for the years ended December 31, 2012 and 2011, respectively, was offset by an equal increase in the valuation allowance. The valuation allowance was increased due to uncertainties as to the Company’s ability to generate sufficient taxable income to utilize the net operating loss carryforwards and other deferred income tax items.

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

The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense. As of December 31, 2012, the Company has no unrecognized uncertain tax positions, including interest and penalties.

Note 10 – Stockholders’ Equity

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

Common stock	$236,441
$0.15 warrant	428,797
$0.25 warrant	402,762
Total Proceeds	$1,068,000

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

On July 6, 2012 the Company granted 5,000,000 shares of restricted stock to a service provider.  The shares were value at $435,000 on the date of the grant, 20% of the restricted stock vest per year on the anniversary date of the grant and $43,500 was recorded as stock based compensation for the period from grant date to December 31, 2012.

On July 10, 2012 the Company granted 6,500,000 shares of restricted stock to the Company’s Chief Executive Officer. The shares were valued at $650,000 on the date of the grant. The restricted stock vests at a rate of 20% per year on the anniversary date of the grant and $65,000 was recorded as stock based compensation for the period from the grant date to December 31, 2012.

On July 10, 2012 the Company granted 550,000 shares of restricted stock to two employees. The shares were value at $55,000. 300,000 shares vested immediately and 250,000 vested on January 1, 2013. $55,000 was recorded as stock based compensation for the period from the grant date to December 31, 2012.

On September 30, 2012, the Company issued 600,000 shares of its common stock to a vendor for settlement of accrued expenses related to services rendered. The shares were valued at $62,400 and recorded as stock based compensation.

On October 19, 2012, the Company issued 600,000 shares of its common stock to a vendor for settlement of accrued expenses related to services rendered. The shares were valued at $60,000 and recorded as stock based compensation.

On October 24, 2012 the Company granted 3,050,000 shares of restricted stock to an employee. The shares vested  immediately were valued at $274,500 and was recorded as stock based compensation for the period.

On November 14, 2012, the Company issued 4,000,000 shares of its common stock as part of the inducement for the 16% Convertible debenture. The shares were valued at $299,600 and recorded as Debt Discount and will be amortized over the 18 month term of the debenture.

On November 20, 2012, the Company issued 150,000 shares of its common stock to a vendor for settlement of accrued expenses related to services rendered. The shares vest immediately and were valued at $12,000 and recorded as stock based compensation.

On November 23, 2012 the Company granted 5,000,000 shares of restricted stock to an officer. The shares vest immediately and were value at $400,000 and was recorded as stock based compensation for the period.

On December 6, 2012, the Company issued 200,000 shares of its common stock to a vendor for settlement of accrued expenses related to services rendered. The shares vest immediately and were valued at $20,000 and recorded as stock based compensation.

On November 23, 2012 the Company granted 250,000 shares of restricted stock to an employee. The shares vest immediately and were value at $20,000 and was recorded as stock based compensation for the period.

For the year ended December 31, 2012 the Company amortized $1,475,982 of stock based compensation resulting from stock and warrants.

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

On October 1, 2011, the Company issued 2,050,000 shares and 2,000,000 options to officers and lenders with a fair value of $235,750 and $220,880 respectively and has recognized this amount as stock based compensation expense.

On October 28, 2011 the Company purchased certain vehicles and equipment by issuing debt of $120,000 with an annual interest rate of 10% and a term of 24 months. As part of the consideration for making the loan the Company issued 170,000 shares of its common stock with a value of $19,550 which has been treated as a debt discount to the loan and is being amortized over the term of the loan.

On November 7, 2011, the Company entered into a agreement with a vendor to convert $39,846 of payable by issuing 215,384 shares of Company common stock and incurring a loss on settlement of payable related to services rendered during the year $11,846, the fair value of stock was $51,692.

On December 16, 2011 the Company entered into a lease financing agreement with Veterans Capital by issuing 400,000 common shares as consideration with a fair value of $49,800 and recognized as stock based compensation. The agreement also issued warrants the Company for 1,000,000 shares of common stock with a exercise price of $0.25 per share. The warrants had a fair value of $122,237 valued using the Black-Scholes option pricing model with the following assumptions: stock price on the measurement date of $0.13; warrant term of 5 years; expected volatility of 180%; and discount rate of 0.86%.

As compensation for the lease financing agreement on December 16, 2011 the Company converted a payable of $62,250 for 500,000 common shares. The placement fee agreement also issued warrants the Company for 333,333 shares of common stock with a exercise price of $0.15 per share. The warrants had a fair value of $29,174 valued using the Black-Scholes option pricing model with the following assumptions: stock price on the measurement date of $0.13; warrant term of 3 years; expected volatility of 167%; and discount rate of 0.42% and has recognized this amount as stock based compensation expense.

Warrants issued

The following table reflects a summary of Common Stock warrants outstanding and warrant activity during 2012 and 2011:

	Number of warrants	Weighted Average Exercise Price	Weighted Average Term (Years)

Warrants outstanding at December 31, 2010	86,126,672	$0.51	0.50
Granted during the period	5,055,238	0.18	2.11
Exercised during period	-
Forfeited during the period	(15,864,292)	0.40	-
Warrants outstanding at December 31, 2011	75,317,618	0.51	0.60
Granted during the period	54,220,373	0.17	2.33
Exercised during period	-
Forfeited during the period	(71,595,713)	0.52
Warrants outstanding at December 31, 2012	57,942,278	$0.17	1.20

The Common Stock warrants expire in years ended December 31 as follows:

Year	Amount

2013	-
2014	2,055,238
2015	43,122,334
2016	1,000,000
2017	11,764,706

Total	57,942,278

On January 27, 2012, as discussed in Note 5, the Company granted 866,667 warrants in conjunction with the issuance of 16% Convertible Subordinated Debentures.

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

On November 14, 2012, as discussed in Note 5, the Company granted 11,764,706 warrants in conjunction with the issuance of 16% Convertible Subordinated Debentures.

Stock Option Awards

On November 23, 2012, the Company granted a total of 13,000,000 options to members of the Board of Directors.  The options have a term of 10 years, an exercise price of $0.09 per share and vest at 20% every six months. On November 23, 2012, the Company granted an additional 1,000,000 option to a member of the Board of Directors.  The option has an exercise price of $0.09 per share and vests immediately.  The options have a fair value of $1,055,381.The Company used the Black-Scholes method to determine fair value with the following assumptions: stock price on the measurement date of $0.08; warrant term of 2 years using the SEC safe harbor rules; expected volatility of 183% and discount rate of 0.27%.

On July 10, 2012 the Company granted a total of 14,000,000 options to members of the Board of Directors, the options have a term of 10 years, an exercise price of $0.10 per share and vest at 20% per year and an additional 250,000 options to a member of the Board of Directors, the option has an exercise price of $0.10 per share and vest immediately. The options have a fair value of $1,360,823. The Company used the Black-Scholes method to determine fair value with the following assumptions: stock price on the measurement date of $0.10; warrant term of 7 years using the SEC safe harbor rules; expected volatility of 183% and discount rate of 0.63%.

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

On July 29, 2011 through the Board of Directors, the Company granted options to purchase 400,000 stock options to various employees of the Company. The stock options have an expiration of ten years from the grant date and an exercise price of $0.14 which was the market price of the Company’s common stock on the grant date. The options have a fair value of $51,899 which was fully expensed on the date of grant. The options were valued using the Black-Scholes option pricing model with the following assumptions: stock price on the measurement date of $0.14; term of 5 years; expected volatility of 184% and discount rate of 1.50%. The stock price on the grant date was $0.14 per share. The options vest immediately.

On October 1, 2011, through the Board of Directors, the Company granted options to purchase 2,000,000 shares to a director/officer of the Company as part of a new employment agreement. These options were granted with an exercise price equal to $0.12 per share and vest immediately. The stock price on the grant date was $0.115 per share. The options have a fair value of $220,880 which was fully expensed on the date of grant. The options were valued using the Black-Scholes option pricing model with the following assumptions: stock price on the measurement date of $0.115; warrant term of 5 years; expected volatility of 184% and discount rate of 0.87%.

Stock option activity summary covering options is presented in the table below:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (years)

Outstanding at December 31, 2010	12,000,000	$0.15	9.73
Granted	13,600,000	$0.14	8.95
Exercised	-	-	-
Expired/Forfeited	-	-	-
Outstanding at December 31, 2011	25,600,000	$0.14	8.85
Granted	28,250,000	$0.12	8.92
Exercised	-	-	-
Expired/Forfeited	(875,000)	0.14	8.58
Outstanding at December 31, 2012	52,975,000	0.11	6.58
Exercisable at December 31, 2012	24,907,000	$0.13	6.58
Exercisable at December 31, 2011	14,700,000	$0.14	8.97

The 28,250,000 options that were granted during year 2012 had a weighted average grant-date fair value of $0.12 per share. During the year ended December 31, 2012, The Company recognized stock-based compensation expense of $1,043,708 related to stock options. As of December 31, 2012, there was approximately $2,054,000 of total unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a weighted-average period of approximately 3 years. The aggregate intrinsic value of these options was $123,200 at December 31, 2012.

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

The fair value of the options granted during the years ended December 31, 2012 and 2011 was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2012	2011

Market value of stock on grant date	$0.08 - 0.10	$0.12 - 0.14
Risk-free interest rate (1)	0.27% - 0.63%	0.74% - 1.60%
Dividend yield	0.00%	0.00%
Volatility factor	183% - 188%	162% - 189%
Weighted average expected life (2)	4 years	5 years
Expected forfeiture rate	0.00%	0.00%
__________________
(1)	The risk-free interest rate was determined by management using the U.S. Treasury zero-coupon yield over the contractual term of the option on date of grant.
(2)	Due to a lack of stock option exercise history, the Company uses the simplified method under SAB 107 to estimate expected term.

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

ESP also entered into a registration rights agreement with LPC whereby the Company agreed to file a registration statement related to the transaction with the U.S. Securities & Exchange Commission (“SEC”) covering the shares that may be issued to LPC under the purchase agreement. After the SEC has declared effective the registration statement related to the transaction, the Company has the right, in its sole discretion, over a 30-month period to sell its shares of common stock to LPC in amounts up to $500,000 per sale, depending on certain conditions as set forth in the purchase agreement, up to the aggregate commitment of $5 million. The agreement was not renewed.

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

Note 11 – Sale leaseback of equipment

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

Note 12 – Commitments and Contingencies

The Company leases certain offices, facilities, equipment, and vehicles under non-cancelable operating leases at various dates through 2014. At December 31, 2012, future minimum contractual obligations were as follows:

	Facilities	Vehicles & Equipment

Year ending December 31, 2013	$307,886	$17,752
Year ending December 31, 2014	178,364	2,412
Year ending December 31, 2015	133,542	-
Year ending December 31, 2016	135,170	-
Year ending December 31, 2017	102,165	-
Total Minimum Lease Payments:	$857,127	$20,164

On August 15, 2012 the Company entered into a five-year lease requiring monthly payment ranging from $11,083 to $11,775 for our primary office in The Woodlands Texas.

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

As part of the acquisition agreement, ESP Resources agreed to issue an aggregate number of shares of its common stock to Turf determined as follows:

a)
If the sale of Turf’s products results in at least $1,500,000 in revenue for the one year period beginning on January 1, 2010 (the “First Earnout Period”), not including any revenue from ESP Resources or any of its other affiliates (the “First Revenue Earnout Criteria”), then Turf shall be entitled to receive an aggregate of such number of shares of the Company’s common stock as equals the quotient obtained by dividing (i) the difference between the total revenue from the sale of Turf’s products during the First Earnout Period minus $1,500,000 (ii) the average trading price of the Company’s common stock over the fifteen day period immediately preceding the last day of the First Earnout Period. The First Revenue Earnout Criteria was not achieved.

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

c)
If the sale of Turf’s products for the one year period beginning on the first day following the Second Earnout Period and ending on the first anniversary of the Second Earnout Period (the “Third Earnout Period”) results in revenue greater than the revenue earned in the Second Earnout Period, not including any revenue from ESP Resources or any of its other affiliates (the “Third Revenue Earnout Criteria”), then Turf shall be entitled to receive an aggregate of such number of shares of the Company’s common stock as equals the quotient obtained by dividing (i) the quotient of (A) the difference between the total revenue from the sale of Turf’s products during the Third Earnout Period minus the revenue from the sale of Turf’s products during the Second Earnout Period divided by (B) two, by (ii) the average trading price of Company’s common stock over the fifteen day period immediately preceding the last day of the Third Earnout Period (the “Third Year Earnout Shares”).

d)
If the sale of Turf’s products for the one year period beginning on the first day following the Third Earnout Period and ending on the first anniversary of the Third Earnout Period (the “Fourth Earnout Period”) results in revenue greater than the revenue earned in the Third Earnout Period, not including any revenue from the ESP Resources or any of its other affiliates (the “Fourth Revenue Earnout Criteria”), then Turf shall be entitled to receive an aggregate of such number of shares of the Company’s common stock as equals the quotient obtained by dividing (i) the quotient of (A) the difference between the total revenue from the sale of Turf’s products during the Fourth Earnout Period minus the revenue from the sale of Turf’s products during the Third Earn-out Period divided by (B) 4, by (ii) the average trading price of the Company’s common stock over the fifteen day period immediately preceding the last day of the Fourth Earnout Period (the “Fourth Year Earnout Shares”).

Management estimated the fair value of the earn-out provision at $350,000 on the date of acquisition, and this amount is an accrued contingency at December 31, 2010. During the year ended December 31, 2011, the Company determined that the uncertainty surrounding the revenue stream of those assets acquired in the Turf acquisition was sufficient to trigger an impairment analysis. The Company has concluded that impairment had existed at December 31, 2011 and has recorded an impairment charge, measured as the amount by which the carrying amount of the long-lived asset exceeds its fair value, of $518,600 for the year ended December 31, 2011 in addition the Company determined that the contingency at December 31, 2011 was $20,000.

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

Turf Chemistry

On June 11, 2011, a former employee and shareholder of Turf Chemistry, Inc. filed a suit against the Company in the United State District court for Southern district of Texas McAllen Division.  The Suit is based on a number of allegations being made by Mr. Alfredo Ledesma personally and on behalf of his company, Turf Chemistry, Inc. (“Turf”) The primary allegation against ESP is that the Company has failed to pay the purchase price of Turf to Mr. Ledesma. A review of the Company’s financial records indicated that in fact funds were moved from the Company to the account held by Turf. Whether or not the funds ultimately made their way to Mr. Ledesma is not within the control of the Company. Mr. Ledesma also alleges that as a condition of the acquisition of Turf, the Company agreed to continue to rent certain properties and to employ Mr. Ledesma. Neither claim is supported by the purchase agreement. At this time, we have no reason to believe that any ancillary documents exist creating these obligations. Furthermore, Mr. Ledesma alleges that Mr. Primeaux owes an accounting of sales by him and a percentage of the same. This particular allegation does not include the Company directly. The current discovery does not appear to support this claim.

The Company believes the suit is without merit and will defend the suit.

Platinum Chemicals LLC

On March 2, 2012 the Company filed a trade secret infringement lawsuit to protect its rights against a former employee, a competitor and officers of the competitor.  On November 21, 2012, an Agreed Final Judgment was entered in the lawsuit ESP Petrochemicals, Inc. (“ESP Petro”), vs. Shane Cottrell, Platinum Chemicals, LLC, Ladd Naquin, Joe Lauer, Patrick Williams, Ralph McClelland and Ronald Walling (the “Defendants”) against the Defendants. Under the terms of the Agreed Final Judgment, the Defendants cannot offer or sell any chemical product or related services to a number of entities or in conjunction with any operations within designated Texas Railroad Commission districts for specified periods of time as long as ESP Petro is in conformance with the terms of the Agreed Final Judgment. The name of the entities, the lists of designated districts and the specific time periods are delineated in the Agreed Final Judgment. Additionally, the Defendants are not to solicit or recruit any ESP Petro employees, they must turn over any “ESP Information” (as that term is described in the Agreed Final Judgment) and they cannot directly or indirectly, offer, market, advertise, promote or otherwise describe in any way a product to a customer, prospective customer or third party, as being derived from ESP Petro’s formula or an equivalent ESP Petro product.

Other

On November 27, 2012 the Company issued a lock up agreement with three individual to acquire certain intellectual property in exchange for the issuance of 5,000,000 shares of the Company common stock and note payable totalling $1,950,000. As of the date of filing the final exchange agreement has not been executed by all the parties and the intellectual property has not been transferred to the Company nor have any shares been issued. For the period ended December 31, 2012 the Company has recorded as $352,000 for compensation and operating expense of the intended new business.

Note 13 – Related Party Transactions

As of December 31, 2012 and December 31, 2011, the Company had balances due to related parties as follows:

	December 31,	December 31,
	2012	2011
Due to officer	$81,501	$18,172
Due to ESP Enterprises	$55,790	$58,114

On July 10, 2012 the Company granted a total of 14,000,000 options to members of the Board of Directors, the options have a term of 10 years, an exercise price of $0.10 per share and vest at 20% per year and 250,000 options to a member of the Board of Directors, the option has an exercise price of $0.10 per share and vest immediately and used the Black-Scholes method to determine fair value. For the period from grant to December 31, 2012 $159,727 was recorded as stock based compensation.

On July 10, 2012 the Company granted 6,500,000 shares of restricted stock to the Company’s Chief Executive Officer, the shares were valued at $650,000 on the date of the grant. The restricted stock vests at a rate of 20% per year on the anniversary date of the grant and $$32,500 was recorded as stock based compensation for the period from the grant date to September 30, 2012.

On November 23, 2012 the Company granted a total of 13,000,000 options to members of the Board of Directors, the options have a term of 10 years, an exercise price of $0.09 per share and vest at 20% every six months and 1,000,000 options to a member of the Board of Directors, the option has an exercise price of $0.09 per share and vest immediately and used the Black-Scholes method to determine fair value. For the period from grant to December 31, 2012 $320,078 was recorded as stock based compensation.

On November 23, 2012 the Company granted 5,000,000 shares of restricted stock to the Company’s Chief Executive Officer, the shares were value at $400,000 and was recorded as stock based compensation for the period.

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

Note 14 – Guarantee liability

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

ESP recorded the fair value of the guarantee liability at $48,000, which represented the fair value of the note receivable from Aurora and Boreal which ESP would take over from the director. On June 1, 2009 when Aurora and Boreal did not make the required payments on their notes payable to the director, ESP determined that the value of the guarantee liability should be increased to the full face amount of the guaranteed note of $120,000, resulting in a loss on guarantee liability of $72,000 during the year ended December 31, 2010 There has been no changes in the matter during 2011 and 2012 hence the balance remains same.

Note 15 – Subsequent event

On January 4, 2013, the Board of Directors appointed Robert Geiges, as Chief Financial Officer of ESP Resources, Inc. Mr. Geiges employment agreement commences on January 21, 2013 and will last for One (1) year with an option to renew. During the first year of his contract Mr. Geiges an annual salary of One Hundred Five Thousand Dollars ($105,000.00) and 500,000 shares of restricted common stock an additional 500,000 shares of restricted common stock for each year the employment agreement is renewed for up to Three (3) additional One (1) year terms. If the Company does not renew his employment agreement, Mr. Geiges will receive 500,000 shares of restricted common stock upon the fulfillment of the employment term. Effective January 21, 2013, David Dugas resigned from his position as Chief Financial Officer of the Company.

On January 23, 2013, the Company issued 250,000 shares of its common stock to a vendor for settlement of accrued expenses related to services rendered.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company did not have any changes in or disagreements with its accountants during the previous two fiscal years ended December 31, 2012 and December 31, 2011.

ITEM 9A - CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this annual report, being December 31, 2012, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s President and Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our company’s Chief Executive Officer and Chief Financial Officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Management’s report on internal control over financial reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the 1934 Act. Management has assessed the effectiveness of our internal control over financial reporting as at December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with generally accepted accounting principles; providing reasonable assurance that receipts and expenditures are made in accordance with authorizations of management and our directors; and providing reasonable assurance that unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. As a result of this assessment, management concluded that, as at December 31, 2012, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. However, because of its inherent limitations, internal control over financial reporting may not provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

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

	Position Held		Appointed or
Name	with the Company	Age	Elected

David Dugas	President and Director	56	December 29, 2008
Tony Primeaux	Director	57	December 29, 2008
William M. Cox	Director	53	December 29, 2008
Business Experience

The following is a brief account of the education and business experience during at least the past five years of our directors and executive officers, indicating their principal occupations during that period, and the name and principal business of the organizations in which such occupation and employment were carried out.

David Dugas- President and Director

Mr. Dugas has 35 years of professional engineering and management experience. Early in his career, Mr. Dugas gained petroleum engineering and senior management experience in the oil and gas industry holding positions of increasing responsibility in the areas of production, drilling and reservoir exploitation along with property and acquisition evaluations, operations management and completion design with Chevron and Texas Pacific Oil and Gas. Mr. Dugas continued his management and engineering development as an owner and operator of several service companies supplying equipment, goods and consulting services to the oil and gas industry in North and South America, West Africa, and the Far East. Mr. Dugas was a founding member and co-owner of the company that became Ocean Energy, a NYSE listed company with a multi-billion dollar market capitalization. Mr. Dugas was the Executive Vice-President of the company with responsibility for the property acquisition, management, production and reservoir engineering functions of the company. In November, 2006, Mr. Dugas founded ESP Resources, Inc. to provide petrochemicals and related services to the Oil and Gas industry in the Gulf of Mexico, Louisiana, Texas, Mississippi, and Oklahoma regions through a wholly-owned subsidiary, ESP Petrochemicals, Inc.

Mr. Dugas received his B.S. degree in Petroleum Engineering from the University of Louisiana at Lafayette graduating with highest honors. He is a member of the Society of Petroleum Engineers, a lifetime member of Phi Beta Kappa, a member of Tau Beta Pi National Engineering Society and is a licensed professional petroleum engineer in the state of Louisiana.

Tony Primeaux-Director

Mr. Primeaux has 37 years of professional experience in the value-added specialty chemical market. Mr. Primeaux began his career as a service and sales technician for Oilfield Chemicals, Inc., a large petrochemical supplier to Oil and Gas companies along the Gulf Coast and was subsequently promoted to Operations Manager of the company. Mr. Primeaux became an owner/operator of Chemical Control, Inc., a specialty chemical company, in the 1980’s that was sold to Coastal Chemicals, a larger competitor, after 11 years of successful operations. Mr. Primeaux has expertise in advanced interpretation and application petrochemical technologies having designed chemical programs to achieve maximum effectiveness in some of the most hostile environments in the operating world of production operations for the Oil and Gas industry.

Mr. Primeaux founded ESP Petrochemicals, Inc. in March, 2007 and currently serves as President of the organization. ESP Petrochemicals became a wholly owned subsidiary of ESP Resources in June, 2007. Mr. Primeaux received a degree in Business Management from the University of Louisiana at Lafayette and has furthered his education attending numerous industry sponsored courses in quality control and implementation, strategic planning and marketing, and drilling, production and work-over chemistry programs.

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2012, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

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

Nomination Process

As of December 31, 2012, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

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

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended December 31, 2012; and

(c)
up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the year ended December 31, 2012, who we will collectively refer to as the named executive officers of our company for the years ended December 31, 2012 and 2011, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officer, whose total compensation does not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option ($)	Non- Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

David Dugas President and Director	2011	$213,000	Nil	$230,000	$591,651	Nil	Nil	Nil	$1,034,651
David Dugas President and Director	2012	$175,000	Nil	$465,000	888,113	Nil	Nil	Nil	$1,528,113
Tony Primeaux Vice President and Director	2011	$154,000	Nil	$Nil	605,653	Nil	Nil	Nil	$759,653
Tony Primeaux Vice President and Director	2012	$178,000	Nil	$Nil	1,461,328	Nil	Nil	Nil	$1,639,328
Jack Trotti, Executive International Sales	2011	$26,551	Nil	Nil	Nil	Nil	Nil	Nil	$26,551
Jack Trotti, Executive International Sales	2012	$204,408	Nil	$304,500	Nil	Nil	Nil	Nil	$508,908

Equity Compensation Plan Information and Stock Options

We do not currently have any equity compensation plans or any outstanding stock options.

Compensation of Directors

We currently have no formal plan for compensating our directors for their services in their capacity as directors, although we may elect to issue stock options to such persons from time to time. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director. On July 10, 2012 and November 23, 2012 the board of directors approved the payment of 250,000 and 1,000,000, respectively, shares of the Company’s common stock to William Cox in remuneration for his services as an independent member of the Company’s board of directors.

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

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows ownership of our common stock on December 31, 2012, based on One Hundred Fifty-One Million Seven Hundred Eighty-Five Thousand Two Hundred Forty-Nine (151,785,249) shares of common stock outstanding which includes 955,000 shares of common stock that were in the processof being cancelled on that date, (i) by each Director and Named Executive Officer; (ii) all of our Directors and Named Executive Officers as a group and (iii) each person or entity known to us to own beneficially more than Five Percent (5%) of our capital stock.  Except to the extent indicated in the footnotes to the following table, the person or entity listed has sole voting and dispositive power with respect to the shares that are deemed beneficially owned by such person or entity, subject to community property laws, where applicable:

Name	Shares of Common Stock(2)	Rights to Acquire Common Stock (3)	Total Shares Beneficially Owned	Percentage of Outstanding Common Stock(4)
Directors and Named Executive Officers
David Dugas (1)	17,971,880	12,000,000	29,971,880	19.7%
Tony Primeaux (1)	3,837,700	15,400,000	19,237,700	12.7%
William Cox (1)	259,583	1,250,000	1,509,583	* %
Jack Trotti (1) (5)	3,650,000		3,650,000	2.4%
All current executive officers and directors as a group (4 persons)	25,719,163	28,650,000	54,369,163	35.8%
5% Beneficial Owners
None	-	-	-	-

*  Less than 1% (0.99%)

(1)	The address for purposes of this table is the Company’s address: 9595 Six Pines Drive, Suite 6305, The Woodlands, Texas 77380.
(2)
This number includes shares the Officer or Director is deemed to be the “beneficial owner” of under Rule 16a-1 of the Securities Exchange Act of 1934, which includes the shares owned by a spouse and/or child(ren) living in the same household.

(3)
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

(4)	Based the number of shares of our common stock outstanding on or around the filing date, shares of common stock subject to options, which are currently exercisable and able to be included for the purposes of computing the percentage of ownership of such person but are not treated as outstanding for the purposes of computing the percentage of any other person.
(5)	The share ownership includes 300,000 shares that were subsequently cancelled.

Change in Control

We are not aware of any arrangement that might result in a change in control of our company in the future.

Equity Plan Compensation Information

Our company does not currently have a stock option plan or other form of equity plan.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as described below, no director, executive officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, during the year ended December 31, 2012, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

As of December 31, 2012 and December 31, 2011, the Company had balances due to related parties as follows;

	December 31,
	2012	2011
Due to officer	$81,501	$18,172
Due to ESP Enterprises	$55,790	$58,114

Year Ended December 31, 2012

On July 10, 2012 the Company granted a total of 14,000,000 options to members of the Board of Directors, the options have a term of 10 years, an exercise price of $0.10 per share and vest at 20% per year and 250,000 options to a member of the Board of Directors, the option has an exercise price of $0.10 per share and vest immediately and used the Black-Scholes method to determine fair value. For the period from grant to December 31, 2012 $159,727 was recorded as stock based compensation.

On July 10, 2012 the Company granted 6,500,000 shares of restricted stock to the Company’s Chief Executive Officer, the shares were valued at $650,000 on the date of the grant. The restricted stock vests at a rate of 20% per year on the anniversary date of the grant and $32,500 was recorded as stock based compensation for the period from the grant date to September 30, 2012.

On November 23, 2012 the Company granted a total of 13,000,000 options to members of the Board of Directors, the options have a term of 10 years, an exercise price of $0.09 per share and vest at 20% every six months and 1,000,000 options to a member of the Board of Directors, the option has an exercise price of $0.09 per share and vest immediately and used the Black-Scholes method to determine fair value. For the period from grant to December 31, 2012 $320,078 was recorded as stock based compensation.

On November 23, 2012 the Company granted 5,000,000 shares of restricted stock to the Company’s Chief Executive Officer, the shares were value at $400,000 and was recorded as stock based compensation for the period.

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

Corporate Governance

We currently act with three directors consisting of David Dugas, Tony Primeaux and William M. Cox.  William M. Cox is considered an “independent director” as defined by Rule 5605(a)(2) of The NASDAQ Listing Rules.

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

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed or to be billed by MaloneBailey, LLP for professional services rendered for the audit of our annual financial statements included in our Form 10-K during the fiscal years ended December 31, 2012 and 2011 are as follows:

	Year-Ended	Year-Ended
Type of Fees	2012	2011

Audit Fees	$85,000	$80,000
Audit-Related Fees	10,000	10,000
Tax Fees	-	-
All Other Fees	50,000	-

Total	$150,000	$90,000

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

Audit-Related Fees
This category includes fees associated with the audit of our whole-owned subsidiary ESP Petrochemical and

Tax Fees
This category includes fees for tax planning for merger and acquisition activities, tax consultations, the review of income tax returns and assistance with state tax examinations. We did not engage MaloneBailey, LLP to provide any tax services for the years ended December 31, 2012 and 2011.

All Other Fees
We did  engage MaloneBailey, LLP to provide due diligence service for review of potential acquisition target for the year ended December 31, 2012. We did not engage MaloneBailey, LLP to provide any other services for the years ended December 31, 2011.

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

(b)	Exhibits

Exhibit
Number	Description

1.1	Licensing Agreement with Peter Hughes (incorporated by reference from our Registration Statement on Form SB-2 filed on April 18, 2006)

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on April 18, 2006)

3.2	Amended and Restated Bylaws (incorporated by reference from our Proxy Statement filed on Janary 24, 2013)

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

10.2	Form of Advisory Board Agreement (incorporated by reference from our Current Report on Form 8-K filed on February 4, 2008)

10.3	Equity Financing Agreement dated February 12, 2008 with FTS Financial Investments Ltd. (incorporated by reference from our Current Report on Form 8-K filed on February 15, 2008)

10.4	Return to Treasury Agreement dated February 26, 2008 with Peter Hughes (incorporated by reference from our Current Report on Form 8-K filed on February 28, 2008)

10.5	Amending Agreement dated March 17, 2008 with Artemis Energy PLC, Aurora Petroleos SA and Boreal Petroleos SA (incorporated by reference from our Current Report on Form 8- K filed on March 19, 2008)

10.6	Subscription Agreement dated February 28, 2008 with Trius Energy, LLC (incorporated by reference from our Quarterly Report on Form 10-QSB filed on April 14, 2008)

10.7	Joint Venture Agreement dated February 24, 2008 with Trius Energy, LLC (incorporated by reference from our Quarterly Report on Form 10-QSB filed on April 14, 2008)

10.8	Second Amending Agreement dated July 30, 2008 among our company, Artemis Energy PLC (formerly Pantera Oil and Gas PLC), Aurora Petroleos SA and Boreal Petroleos SA (incorporated by reference from our Current Report on Form 8- K filed on August 5, 2008)

10.9	Amended and Restated Share Purchase Agreement dated September 9, 2008 among company, Artemis Energy PLC (formerly Pantera Oil and Gas PLC), Aurora Petroleos SA and Boreal Petroleos SA (incorporated by reference from our Annual Report on for 10-KSB filed on September 15, 2008)

10.10	Agreement dated October 31, 2008 with Lakehills Production, Inc. and a private equity drilling fund (incorporated by reference from our Current Report on Form 8-K filed on November 5, 2008)

10.11	Security Purchase Agreement for 16% Subordinated Convertible Debenture Agreement and warrants

10.12	Confidential Private Placement Memorandum for Accredited Investors Only dated May 15, 2012 and Warrant Agreement

10.13	Employment Agreement Robert Geiges as Chief Financial Officer dated January 4, 2013

14.1	Code of Ethics (incorporated by reference from our Annual Report on Form 10-KSB filed on August 28, 2007)

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
_______
*Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESP RESOURCES, INC.

Date: March 29, 2013	By:	/s/ David Dugas
David Dugas
Chief Executive Officer, President and Director
(Principal Executive Officer)

ESP RESOURCES, INC.

Date: March 29, 2013	By:	/s/ Robert Geiges
Robert Geiges
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 29, 2013	By:	/s/ David Dugas
David Dugas
President and Director

Date: March 29, 2013	By:	/s/ Tony Primeaux
Tony Primeaux
Director

Date: March 29, 2013	By:	/s/ William M Cox
William M. Cox
Director