Form 10-Q
period 2013-03-31
ESP Resources, Inc.
filed 2013-05-15
CIK 1346526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 151,080,249 common shares issued and outstanding as of May 10, 2013.

PART I - FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS

It is the opinion of management that the interim financial statements for the quarter ended March 31, 2013 included all adjustments necessary in order to ensure that the interim financial statements are not misleading.

ESP Resources, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2013	2012
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$202,344	$70,214
Restricted cash	166,384	136,358
Accounts receivable, net	1,983,978	1,830,090
Inventories	1,797,202	1,924,133
Prepaid expenses	321,560	571,716

Total current assets	4,471,468	4,532,511

Property and equipment, net of accumulated depreciation of $1,568,986 and $1,329,724, respectively	3,836,797	3,635,105
Other assets	99,032	105,537

Total assets	$8,407,297	$8,273,153

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$3,166,621	$2,422,470
Factoring payable	1,593,928	1,315,931
Accrued expenses	535,991	478,278
Due to related parties	121,589	137,291
Guarantee liability	120,000	120,000
Current matutities of Convertible debentures, net of debt discount	312,932	100,164
Short-term debt	289,733	403,874
Current maturities of long-term debt	1,069,031	991,112
Current portion of capital lease obligation	254,669	236,043
Derivative liability	688,175	924,243

Total current liabilities	8,152,669	7,129,406

Long-term debt (less current maturities)	1,062,554	1,065,616
Long-term Convertible debentures, net of debt discount	-	12,659
Capital lease obligations (less current maturities)	299,836	277,523
Contingent consideration payable for acquisition of Turf	31,437	31,437
Deferred lease cost	18,000	23,000

Total liabilities	9,564,496	8,539,641

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock - $0.001 par value, 350,000,000 shares authorized, 151,580,249 and 150,830,249 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	151,581	150,831
Preferred stock - $0.001 par value, 10,000,000 shares authorized in 2011, zero outstanding	-	-
Additional paid-in capital	19,539,779	19,142,847
Subscription receivable	(1,000)	(1,000)
Accumulated deficit	(20,847,559)	(19,559,166)

Total stockholders' equity (deficit)	(1,157,199)	(266,488)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$8,407,297	$8,273,153

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ESP Resources, Inc.
Condensed Consolidated Statements of Operations
For the three months ended March 31, 2013 and 2012
(Unaudited)

	March 31,
	2013	2012

SALES, NET	$3,720,447	$4,289,985
COST OF GOODS SOLD	1,867,226	2,226,523

GROSS PROFIT	1,853,221	2,063,462

General and administrative	2,750,784	2,141,820
Depreciation and amortization	239,262	151,580
(Gain) Loss on disposal of assets	-	4,085

LOSS FROM OPERATIONS	(1,136,825)	(234,023)

OTHER INCOME (EXPENSE)
Interest expense	(98,226)	(42,641)
Factoring fees	(86,778)	(109,731)
Amortization of debt discount	(205,886)	(10,479)
Other income, net	3,245	1,473
Interest income	9	21
Change in derivative liability	236,068

Total other expense	(151,568)	(161,357)

NET LOSS	$(1,288,393)	$(395,380)

NET LOSS PER SHARE (basic and diluted)	$(0.01)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING	151,494,138	110,151,678

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ESP Resources, Inc.
Condensed Statement of Stockholders’ Equity
For the three months ended March 31, 2013
(Unaudited)

	Common stock			Subscription	Accumulated
	Number	Par Value	APIC	Receivable	Deficit	Total
Balance, December 31, 2012	150,830,249	150,831	19,142,847	(1,000)	(19,559,166)	(266,488)

Stock based compensation	750,000	750	396,932		-	397,682

Net loss	-	-	-	-	(1,288,393)	(1,288,393)

Balance March 31, 2013	151,580,249	$151,581	$19,539,779	$(1,000)	$(20,847,559)	$(1,157,199)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ESP Resources, Inc.
Condensed Consolidated Statements of Cash Flow
For the three months ended March 31, 2013 and 2012
(Unaudited)

	March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,288,393)	$(395,380)
Adjustments to reconcile net loss to net cash
used for operating activities:
Amortization of debt discount	205,886	10,479
(Gain) Loss on disposal of assets	-	4,085
Depreciation and amortization, net disposals	239,262	151,580
Bad debt expense	21,000	9,000
Stock and warrant based compensation	397,682	314,746
Change in derivative liability	(236,068)	-

Changes in operating assets and liabilities:
Accounts receivable	(174,888)	(130,286)
Inventory	126,931	(109,627)
Prepaid expenses	250,156	119,097
Other assets	505	(30,144)
Accounts payable	744,151	215,512
Accrued expenses	52,715	(8,314)
Accrued expense to related parties	(15,703)	(18,272)

CASH PROVIDED BY OPERATING ACTIVITIES	323,236	132,476

CASH FLOWS FROM INVESTING ACTIVITIES
Restricted cash	(30,026)	33,521
Purchase of fixed assets	(113,643)	(105,673)

CASH USED IN INVESTING ACTIVITIES	(143,669)	(72,152)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowing on debt	-	130,000
Repayment of long term debt	(147,211)	(208,414)
Repayment of capital leases	(64,082)	(27,126)
Repayment of short-term debt	(114,141)	-
Net factoring advances	277,997	(55,515)
Proceeds from sales of units in private placement, net	-	125,000

CASH USED IN FINANCING ACTIVITIES	(47,437)	(36,055)

NET INCREASE IN CASH	132,131	24,269
CASH AT BEGINNING OF PERIOD	70,214	126,456

CASH AT END OF PERIOD	$202,344	$150,725

Supplemental Disclosures of Cash Flow Information
Cash paid for interest and factoring cost	$180,504	$138,847
Non-cash investing and financing transactions:
Notes issued for purchase of property and equipment	$222,291	$91,668
Debt discount on shares issued with convertible debt	-	71,291
Stock issued for accounts payable conversion	-	26,297
Value of capitalize lease issued	105,021	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ESP Resources, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2013

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

On September 7, 2011, the Company became a 49% partner in a new entity, ESP Marketing, LLC. The Company management will direct the operations of the business and the Company will receive 80% of the profits. On July 11, 2012 the Company became a 60% partner in a new entity ESP Facility and Pipeline Services, Inc. The Company management will direct the operations of the business and the Company will receive 60% of the profits. All significant inter-company balances and transactions have been eliminated in the consolidation.

The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America. Any reference herein to “ESP Resources”, the “Company”, “we”, “our” or “us” is intended to mean ESP Resources, Inc. including the subsidiaries indicated above, unless otherwise indicated.

Nature of the Business

The Company’s current business through its subsidiary ESP Petrochemicals Inc. sells and blends chemicals for use in the oil and gas industry to customers primarily located in the Gulf of Mexico and Gulf States region. ESP Resources previously was in the business of acquisition and exploration of oil and gas properties in North and South America. ESP Delaware, which was incorporated in Delaware in November, 2006, was formed as a holding company for ESP Petrochemicals, Inc. On June 15, 2007, ESP Delaware acquired all of the stock of ESP Petrochemicals, Inc.

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

Principles of consolidation

The consolidated financial statements include the accounts of ESP Resources and its wholly-owned and partially owned subsidiaries for the three month period ended March 31, 2013 and the twelve months ended December 31, 2012. All significant inter-company transactions and balances have been eliminated in consolidation.

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

Accounts receivable consisted of the following as of March 31, 2013 and December 31, 2012:

	As of March 31, 2013	As of December 31, 2012

Trade receivables	$2,042,978	$1,868,090
Less: Allowance for doubtful accounts	(59,000)	(38,000)
Net accounts receivable	$1,983,978	$1,830,090

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

As of March 31, 2013 and December 31, 2012, inventory consisted of the following:

	As of March 31, 2013	As of December 31, 2012

Raw materials	$860,177	$744,149
Finished goods	937,025	1,179,984
Total inventory	$1,797,202	$1,924,133

Fair Value Measurements

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

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2013.

	Carrying Value at	Fair Value Measurement at March 31, 2013
	March 31, 2013	Level 1	Level 2	Level 3
Liabilities:
Derivative convertible debt liability	$437,332	$-	$-	$437,332
Derivative warrant liability	$250,843	$-	$-	$250,843
Total derivative liability	$688,175	$-	$-	$688,175

Concentration

The Company has three major customers that together account for 47% of accounts receivable at March 31, 2013 and 59% of the total revenues earned for the period ended March 31, 2013.

	Accounts
	receivable	Revenue

Customer A	24%	17%
Customer B	13%	21%
Customer C	10%	21%
	47%	59%

The Company has two vendors that accounted for 36% and 18% of purchases for the three months ended March 31, 2013.

The Company has three major customers that together account for 53% of accounts receivable at March 31, 2012 and 73% of the total revenues earned for the period ended March 31, 2012.

	Accounts
	receivable	Revenue

Customer A	24%	20%
Customer B	22%	27%
Customer C	7%	26%
	53%	73%

The Company has two vendors that accounted for 61% and 16% purchases for the three months ended March 31, 2012.

Reclassification

Certain accounts in the prior period were reclassified to conform to the current period financial statements presentation.

Note 2 – Going Concern

At March 31, 2013, the Company had cash and cash equivalents of $202,344 and deficit working capital of $3,681,201. The Company believes that its existing capital resources may not be adequate to enable it to execute its business plan. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The Company estimates that it will require additional cash resources during 2013 based on its current operating plan and condition.

The Company expects cash flows from operating activities to improve, primarily as a result of an increase in revenue and a decrease in certain operating expenses, although there can be no assurance thereof. The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans.

Note 3 – Factoring Payable

On May 24, 2011, ESP Petrochemicals entered into an accounts receivable financing agreement with Crestmark Commercial Capital Leading, LLC (“Crestmark”) with an initial term of six months and renewing semi-annually thereafter. The agreement is in the subsequent renewal period. The Company may obtain advances up to 90 percent of eligible accounts receivable, subject to a 0.75 percent per 15 days factoring fee, with 10% held in a reserve account, which is released to the Company upon payment of the receivable. The agreement is subject to a master note, which limits borrowing to $2,000,000. The master note is payable upon demand, or if no demand is paid, with monthly payments of interest at 1.5%. All outstanding principal plus accrued unpaid interest is due on maturity of the note or when the related invoice is collected. The master note is secured by all inventory, accounts, general intangibles, and equipment of the Company. On March 2, 2012, Crestmark increased the borrowing limit to $3,000,000. On August 1, 2012, Crestmark increased the borrowing limit to $4,000,000. The total borrowing under the agreement at March 31, 2013 and December 31, 2012 was $1,593,928 and $1,315,931, respectively, with $166,384 and $136,358, respectively, held in restricted cash in the consolidated balance sheets.

Note 4 – Property and equipment

Property and equipment includes the following at March 31, 2013 and December 31, 2012:

	As of March 31, 2013	As of December 31, 2012

Plant, property and equipment	$1,882,816	$1,813,884
Vehicles	2,335,393	2,068,292
Equipment under capital lease	1,034,487	929,466
Office furniture and equipment	153,187	153,187
	5,405,883	4,964,829
Less: accumulated depreciation	(1,569,086)	(1,329,724)
Net property and equipment	$3,836,797	$3,635,105

Depreciation expense was $239,262 and $151,580 for the three month period ended March 31, 2013 and 2012, respectively.

Note 5- Long Term Debt

Long term debt consisted of the following at March 31, 2013 and December 31, 2012:

	As of March 31, 2013	As of December 31, 2012
Note payable dated January 1, 2010.The note bears interest at 12.00 per annum and is payable in installments of $150, maturing January 2013. The note is secured by equipment.	$0	$89
Note payable for the purchase of a vehicle dated October 19, 2010. The note bears interest at 9.49 percent per annum and is payable in installments of $1,072 maturing in November 2015. The note is secured by a vehicle.	30,212	32,672
Note payable for the purchase of a vehicle dated April 1, 2010. The note bears interest at 7.5 percent per annum and is payable in installments of $872 maturing in January 2015. The note is secured by a vehicle.	19,745	21,959
Unsecured notes payable. The notes bear interest at 5 percent per annum and are due between September 30, 2012 and July 22, 2013	273,000	273,000
Unsecured promissory note payable in connection with the drilling program. The note bears interest at 5 percent per annum and was due April 30, 2009. The note has been extended indefinitely.	86,968	86,968
On November 10, 2009, the Company borrowed $52,186 for the purchase of a vehicle. The note bears interest at 4.90% per year, is secured by the vehicle purchased and is payable in 60 monthly payments of $982.	18,806	21,501
On November 10, 2009, the Company borrowed $57,372 for the purchase of a vehicle. The note bears interest at 6.25% per year, is secured by the vehicle purchased and is payable in 60 monthly payments of $1,118.	21,057	24,214
On February 15, 2011, the Company borrowed $102,402 for the purchase of a vehicle. The note bears interest at 7.9% per year, is secured by the vehicle purchased and is payable in 48 monthly payments of $1,214.	51,222	57,652
On March 11, 2011, the Company borrowed $166,387 for the purchase of a vehicle. The note has an implied interest at 3.0% per year, is secured by the vehicle purchased and is payable in 48 monthly payments of $3,466.	83,081	93,480
On March 15, 2011, the Company borrowed $62,067 for the purchase of a vehicle. The note has an implied interest at 3.0% per year, is secured by the vehicle purchased and is payable in 60 monthly payments of $1,035.	37,240	40,344
On April 9, 2011, the Company borrowed $76,507 for the purchase of a vehicle. The notes has an implied interest at 3.0% per year, is secured by the vehicle purchased and is payable in 60 monthly payments of $1,376.	49,833	53,570
On April 30, 2011, the Company borrowed $42,275 for the purchase of a vehicle. The note bears interest at 7.9% per year, is secured by the vehicle purchased and is payable in 60 monthly payments of $858.	28,760	30,740

On May 24 and May 29, 2011, the Company borrowed $95,074 for the purchase of vehicles. The notes bear interest at 3.0% per year, is secured by the vehicles purchased and is payable in 60 Monthly payments of $1,705.	63,317	67,947
On July 20, 2011 the Company borrowed $31,690 for the purchase of equipment. The notes bear interest at a range of 10.5% to 12.0% per year, is secured by the equipment purchased and is payable in 36 monthly payments of $1,039.	15,302	17,953
On July 28, 2011, the Company borrowed $116,416 for the purchase of vehicle. The note bear interest at 6.74% per year, is secured by the vehicle purchased and is payable in 36 monthly payments of $3,581.	54,652	64,376
On August 13, 2011, the Company borrowed $60,229 for the purchase of vehicle. The note bear interest at 7.74% per year, is secured by the vehicle purchased and is payable in 60 monthly payments of $1,217.	43,733	46,515
On October 4, 2011, the Company borrowed $40,225 for the purchase of a vehicle. The note bears interest at 5.9% per year, is secured by the vehicle purchased and is payable in 36 monthly payments of $1,224.	22,063	25,378
On October 28, 2011, the Company borrowed $38,733 for the purchase of a vehicle. The note has an implied interest of 3.0% per year, is secured by the vehicle purchased and is payable in 36 monthly payments of $1,076.	21,518	24,746
On November 2, 2011, the Company borrowed $34,058 for the purchase of a vehicle. The note bears interest at 6.4% per year, is secured by the vehicle purchased and is payable in 36 monthly payments of $1,045.	19,678	22,468
On November 30, 2011, the Company borrowed $62,684 for the purchase of a vehicle. The note bears interest at 6.4% per year, is secured by the vehicle purchased and is payable in 36 monthly payments of $1,923.	37,941	43,049
On November 21, 2011, the Company borrowed $39,540 for the purchase of a vehicle. The note has an implied interest of 3.0% per year, is secured by the vehicle purchased and is payable in 36 monthly payments of $1,098.	23,065	26,360
On January 30, 2012, the Company purchased a vehicle by issuing debt of $59,744 with an annual interest rate of 6.4% and a term of 36 months.	39,412	44,229
On March 19, 2012 the Company purchased a vehicle by issuing debt of $50,328 with an annual interest rate of 5.9% and a term of 36 months and payments of 1,532.	35,839	39,868
On May 7, 2012, the Company purchased vehicles by issuing debt of $ 106,253 with an annual interest rate of 6.4% and a term of 36 months and payments of $3,260.	81,486	89,874
On May 29, 2012, the Company purchased a vehicle by issuing debt of $49,004 with an annual interest rate of 6.4% and a term of 36 months with payments of $1,500.	37,609	41,468

On May 25, 2012, the Company reach agreement with a Vendor to exchange payable for a term debenture of $450,000 with an annual interest rate of prime plus 1.5% payable monthly of $10,000 plus interest.	374,751	394,751
On June 15, 2012, the Company purchased a vehicle by issuing debt of $46,115 with an annual interest rate of 4.74% and a term of 36 months with payments of $1,379.	36,403	40,081
On July 14, 2012, the Company purchased a vehicle by issuing debt of $57,082 with an annual interest rate of 5.89% and a term of 36 months with payments of $1,738.	46,729	51,210
On August 17, 2012, the Company purchased a vehicle by issuing debt of $46,651 with an annual interest rate of 4.74% and a term of 36 months with payments of $1,395.	38,071	41,777
On September 4, 2012, the Company purchased a vehicle by issuing debt of $40,451 with an annual interest rate of 5.89% and a term of 36 months with payments of $1,094.	31,317	34,111
On October 24, 2012, the Company purchased a vehicle by issuing debt of $40,248 with an annual interest rate of 4.24% and a term of 36 months with payments of $1,067.	32,169	35,008
On October 20, 2012, the Company purchased equipment by issuing debt of $101,448 with an annual interest rate of 7.15% and a term of 36 months with payments of $2,522.	73,203	79,385
On November 24, 2012, the Company purchased a vehicle by issuing debt of $43,539 with an annual interest rate of 4.24% and a term of 36 months with payments of $1,159.	35,967	39,039
On December 5, 2012, the Company purchased a vehicle by issuing debt of $56,822 with an annual interest rate of 4.24% and a term of 36 months with payments of $1,505.	48,065	50,945
On February 28, 2013, the Company purchased a vehicle by issuing debt of $40,208 with an annual interest rate of 4.24% and a term of 36 months with payments of $1,194	39,156	-
On February1, 2013, the Company purchased vehicles by issuing debt of $71,469 with an annual interest rate of 4.24% and a term of 36 months with payments of $2,122.	69,600	-
On March 1, 2013, the Company purchased a vehicle by issuing debt of $54,256 with an annual interest rate of 4.24% and a term of 36 months with payments of $1,610.	54,256	-
On March 25, 2013, the Company purchased a vehicle by issuing debt of $56,358 with an annual interest rate of 4.24% and a term of 36 months with payments of $1,673.	56,357	-

Total	2,131,585	2,056,728
Less current maturities	(1,069,031)	(991,112)
Total long-term debt	$1,062,554	$1,065,616

Maturities are as follows:

2014	$1,069,031
2015	662,056
2016	385,069
2017	15,429

On February 28, 2013, the Company purchased a vehicle by issuing debt of $40,208 with an annual interest rate of 4.24% and a term of 36 months with payments of $1,194

On February 1, 2013, the Company purchased vehicles by issuing debt of $71,469 with an annual interest rate of 4.24% and a term of 36 months with payments of $2,122.

On March 1, 2013, the Company purchased a vehicle by issuing debt of $54,256 with an annual interest rate of 4.24% and a term of 36 months with payments of $1,610.

On March 25, 2013, the Company purchased a vehicle by issuing debt of $56,358 with an annual interest rate of 4.24% and a term of 36 months with payments of $1,673.

Note 6 – Capitalized leases

ESP Petrochemicals leases certain office equipment, warehouse equipment special purpose equipment and vehicles under capital leases. Long term capitalize lease consisted of the following at March 31, 2013:

	Year	Borrowing	Term in months	Monthly payment		As of March 31, 2013

Warehouse equipment	2013	$26,313	36		$731	25,242
Vehicles	2009-2011	$368,766	21-72	$	$887-1,905	110,782
Office equipment	2011	$10,140	24		$260	5,720
Special purpose equipment	2011-2012	$483,092	36		$1,692-3,702	337,905
Special purpose equipment	2013	$78,708	48		$1,534	74,856

Total capital lease						554,505
less current portion						(254,669)
Total long-term capital lease						$299,836

The future payments under the capital lease are as follows:

2014	$254,669
2015	$207,480
2016	$56,920
2017	$35,436

Note 7 – Convertible debentures

The following reflect the Convertible debentures for March 31, 2013 and December 31, 2012.

	As of March 31, 2013	As of December 31, 2012

On January 27, 2012, the Company received proceeds of $130,000 from the sale of 16% Convertible Subordinated Debentures. On March 1, 2013, June 1, 2013 and September 1, 2013, the Company shall redeem one quarter, one quarter and one half, respectively, of the face value of the balance of the Debentures	$130,000	$130,000
On November 14, 2012, the Company received proceeds of $1,000,000 from the sale of 16% Convertible Subordinated Debentures. Interest is due March 1, 2013, June 1, 2013 and September 1, 2013.	1,000,000	1,000,000

Total	1,130,000	1,130,000
Less debt discount	(817,068)	(1,017,177)
Less current maturities, net of debt discount	(312,932)	(100,164
Total Long-term convertible debentures	$-	$12,659

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

As further consideration for the Debentures, the Company issued a combined total of 4,000,000 shares of common stock to the investors, the Company recorded as a debt discount $299,600 at issuance and will amortize the debt discount over the term of the debt. For the year ended December 31, 2012 the Company amortized $5,912. The Company shall take all actions necessary to nominate and recommend shareholder approval for the appointment of One (1) director selected by Hillair Capital Management LLC to ESP’s Board of Directors. In conjunction with this debenture the Company paid $70,000 of professional fees and recorded these fees as debt discount to be amortized over the term of the debenture. The Company determined that the Debenture and warrant had derivative features and derivative liabilities were established for each (see Note 8).

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

The range of significant assumptions which the Company used to measure the fair value of warrant liabilities (a level 3 input) at March 31, 2013 is as follows:

	Warrant	Debenture

Stock price	$0.10	$0.10
Term	4.6 Years	1.2Years
Volatility	115%-419%	115% -156%
Risk-free interest rate	0.22%	0.63. %
Exercise prices	$0.085 to $0.00336	$0.085 to $0.0645
Dividend yield	0.00%	0.00%

The Company estimated the fair value of these derivatives using a multinomial Distribution (Lattice) valuation model. The fair value of these warrant liabilities at March 31, 2013 was $688,175 and at December 31, 2012 was $924,243. The change in fair value of derivative liabilities of $236,068 was included in the consolidated statement of operations for the three months ended March 31, 2013.

Note 9 – Stockholders’ Equity

Common stock issued for services

On January 4, 2013, the Board of Directors appointed Robert Geiges, as Chief Financial Officer of ESP Resources, Inc. Mr. Geiges’s employment agreement commences on January 21, 2013 and will last for One (1) year with an option to renew. During the first year of his contract Mr. Geiges will receive 500,000 shares of restricted common stock and an additional 500,000 shares of restricted common stock for each year the employment agreement is renewed for up to three additional one-year terms. If the Company does not renew his employment agreement, Mr. Geiges will receive 500,000 shares of restricted common stock upon the fulfillment of the employment term. These shares were valued at $50,000 and were recorded as stock based compensation.

On January 23, 2013, the Company issued 250,000 shares of its common stock to a vendor for settlement of accrued expenses related to services rendered. These shares were valued at $20,000 and were recorded as stock based compensation.

Warrants issued

The following table reflects a summary of Common Stock warrants outstanding and warrant activity during 2012 and for the three month period ended March 31, 2013:

	Number of warrants	Weighted Average Exercise Price	Weighted Average Term (Years)

Warrants outstanding at December 31, 2012	57,942,278	0.17	1.20
Granted during the period	-	-	-
Exercised during period	-
Forfeited during the period	(-)	-
Warrants outstanding at March 31, 2013	57,942,278	$0.17	1.00

The Common Stock warrants expire in years ended December 31 as follows:

Year	Amount

2013	-
2014	2,055,238
2015	43,122,334
2016	1,000,000
2017	11,764,706

Total	57,942,278

Stock Option Awards

For the three month period ended March 31, 2013 the Company did not grant any stock options. The Company has recognized compensation expense of $206,890 and $199,696 on the stock options granted in prior years that vested during the current period for the three months ended March 31, 2013 and March 31, 2012, respectively. The fair value of the unvested shares is $1,966,928 as of March 31, 2013. In addition to the above and for the three month period ended March 31, 2013 and 2012 the Company amortized $120,792 and $115,050 of stock based compensation resulting from stock and warrants issued in previous periods.

Stock option activity summary covering options is presented in the table below:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (years)

Outstanding at December 31, 2012	52,975,000	$0.11	6.58
Granted	-	$-	-
Exercised	-	-	-
Expired/Forfeited	(20,000)	0.14	-
Outstanding at March 31, 2013	52,955,000	0.11	6.33
Exercisable at March 31, 2013	24,907,000	$0.13	6.33
Exercisable at December 31, 2012	24,907,000	$0.13	6.33

As of March 31, 2013, there was approximately $1,966,928 of total unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a weighted-average period of approximately 3 years. The aggregate intrinsic value of these options was $0 at March 31, 2013.

Note 10 – Related Party Transactions

As of March 31, 2013 and December 31, 2012, the Company had balances due to related parties as follows:

	March 31,	December 31,
	2013	2012
Due to officer	$65,799	$81,501
Due to ESP Enterprises	$55,790	$55,790

On July 10, 2012 the Company granted a total of 14,000,000 options to members of the Board of Directors, the options have a term of 10 years, an exercise price of $0.10 per share and vest at 20% per year and 250,000 options to a member of the Board of Directors, the option has an exercise price of $0.10 per share and vest immediately and used the Black-Scholes method to determine fair value. For the period from grant to March 31, 2013 $205,008 was recorded as stock based compensation.

On July 10, 2012, the Company granted 6,500,000 shares of restricted stock to the Company’s Chief Executive Officer, the shares were valued at $650,000 on the date of the grant. The restricted stock vests at a rate of 20% per year on the anniversary date of the grant and $$32,500 was recorded as stock based compensation for the period from the grant date to March 31, 2013.

On November 23, 2012 the Company granted a total of 13,000,000 options to members of the Board of Directors, the options have a term of 10 years, an exercise price of $0.09 per share and vest at 20% every six months and 1,000,000 options to a member of the Board of Directors, the option has an exercise price of $0.09 per share and vest immediately and used the Black-Scholes method to determine fair value. For the period from grant to March 31, 2013 $319,691 was recorded as stock based compensation.

Note 11 – Guarantee liability

On November 3, 2008, ESP provided a guarantee to a director of Aurora and Boreal who loaned $120,000 to Aurora and Boreal. ESP provided this guarantee to encourage the director’s continued employment and commitment to the development of the concessions held by Aurora and Boreal, which the Company believed was vital to the future success of Aurora and Boreal. In the event that Aurora and Boreal did not repay the loan by the due date of June 1, 2009, ESP guaranteed to make the payment in the form of a convertible note due June 1, 2011. The convertible note is non-interest bearing and is convertible into common stock of ESP at $1.20 per share. In exchange for issuing the convertible note to the director, ESP will receive the right to receive payments under the director’s note receivable from Aurora and Boreal.

ESP recorded the fair value of the guarantee liability at $48,000, which represented the fair value of the note receivable from Aurora and Boreal which ESP would take over from the director. On June 1, 2009 when Aurora and Boreal did not make the required payments on their notes payable to the director, ESP determined that the value of the guarantee liability should be increased to the full face amount of the guaranteed note of $120,000, resulting in a loss on guarantee liability of $72,000 during the year ended December 31, 2010. There have been no changes in the matter during 2011 and 2012 and the three months ended March 31, 2013 hence the balance remains same.

Note 12 – Subsequent event

On April 8, 2013, the Company executed a demand note for $150,000 with an annual interest rate of 8%, as part of the agreement the Company granted the holder 150,000 shares of Common stock and warrants to purchase 150,000 shares of common stock at an exercise price of $0.15 through April 8, 2014.

On May 13, 2013, the Company received notice that our Chief Financial Officer, Robert Geiges is resigning effective May 15, 2013.  A copy of his resignation notice is included as an exhibit and filed herewith. His resignation is not due to any disputes with the Company. David Dugas will fulfill the duties of Chief Financial Officer.

On May 13, 2013, the Company received notice that William Cox, a member of the Board of Directors resigned. A copy of his resignation notice is included as an exhibit and filed herewith. His resignation is not due to any disputes with the Company.

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

Financial information contained in this quarterly report is prepared in accordance with United States generally accepted accounting principles. The following discussion should be read in conjunction with our audited consolidated financial results on Form 10-K for December 31, 2012 and the related notes that appear elsewhere in this quarterly report. As used in this quarterly report, and unless otherwise indicated, the terms “we”, “us” and “our” mean ESP Resources, Inc., unless otherwise indicated.

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

Three Month Period Ended March 31, 2013 Compared to Three Month Period Ended March 31, 2012

The following table summarizes the results of our operations during the three months ended March 31, 2013 and 2012, and provides information regarding the dollar and percentage increase or (decrease) from 2012 to 2013:

	Three months Ended March 31,		$ Increase	% Increase
	2013	2012	(Decrease)	(Decrease)
Sales	$3,720,447	$4,289,985	$(569,538)	(13)%
Cost of goods sold	1,867,226	2,226,523	(359,297)	(16)%
Gross profit	1,853,221	2,063,462	(210,241)	(10)%
Total general and administrative expenses	2,750,784	2,141,820	608,964	28%
Depreciation and amortization expense	239,262	151,580	87,682	58%
Gain on
Loss from operations	(1,136,825)	(234,023)	(902,802)	386%
Total other income (expense)	(151,568)	(161,357)	9,789	(6)%
Net loss	$(1,288,393)	$(395,380)	$(893,013)	226%

Sales

Sales were $3,720,447 for the three months ended March 31, 2013, compared to $4,289,985 for the same period in 2012, a decrease of $569,538, or 13%. The decrease was mainly due to a $635,000 decreased sales volume from completion petrochemical sales and services to customers engaged in the hydraulic fracturing of oil and gas wells. This decrease occurred as a result of a slowdown in fracking activity by certain of the Company’s customers in Arkansas. The decrease was partially offset by an sales from a new subsidiary Facilities and Pipeline Services which commenced business in the period ended June 30, 2012.

Cost of goods sold and gross profit

Cost of goods was $1,867,226, or 50% of net sales, for the three months ended March 31, 2013, compared to $2,226,523, or 52% of net sales, for the same period in 2012. Gross profit was $1,853,221, or 50% of net sales, for the three months ended March 31, 2013, compared to $2,063,462, or 48% of net sales, for the same period in 2012. The 2% increase in gross profit for the three month period in 2013 is the result of decline in completion petrochemical sales from customers engaged in the hydraulic fracturing of oil and gas wells that has a lower gross profit margin than production petrochemical products.

General and administrative expenses

General and administrative expenses increased by $608,964 for the three months ended March 31, 2013, compared to the same period in 2012. The increase in general and administrative expenses was primarily due to increases in staff and related cost for the Company’s development of international operations of approximately $295,000 compared to $178,000 for the same period in 2012. In addition, the increases were due to the staff and related cost for the Company’s development of an environmental group of approximately $45,000 compared to $0 for the same period in 2012. which operation discontinued in April 2013, and the expenses related to the Houston office and ESP Facilities and Pipeline Service business compared to the same period in 2012.

Net loss

The Company’s net loss increased to ($1,288,393) for the three months ended March 31, 2013, as compared to a net loss of ($395,380) for the same period in 2012. The primary reason for the increase in the net loss was due to a decrease in sales and an increase in general and administrative expenses.

Modified EBITDA

Modified Earnings before interest (including factoring fees), taxes, depreciation amortization and stock-based compensation (“Modified EBITDA”) is a non-GAAP financial measure. We use Modified EBITDA as an unaudited supplemental financial measure to assess the financial performance of our assets without regard to financing methods, capital structures, taxes or historical cost basis; our liquidity and operating performance over time in relation to other companies that own similar assets and that we believe calculate Modified EBITDA in a similar manner; and the ability of our assets to generate cash sufficient for us to pay potential interest costs. We also understand that such data are used by investors to assess our performance. However, the term Modified EBITDA is not defined under generally accepted accounting principles and Modified EBITDA is not a measure of operating income, operating performance or liquidity presented in accordance with generally accepted accounting principles. When assessing our operating performance or liquidity, investors should not consider this data in isolation or as a substitute for net income, cash flow from operating activities, or other cash flow data calculated in accordance with generally accepted accounting principles. Modified EBITDA for the three months ended March 31, 2013 was ($496,447) compared to $233,776 for the same periods in 2012, a change of ($730,223).

	Three months ended March 31,
	2013	2012
Net loss	$(1,288,393)	$(395,380)
Add back interest and factoring expense, net of interest income	185,185	152,351
Add back depreciation and amortization	239,262	151,580
Add back amortization debt discount	205,886	10,479
Add back stock-based compensation	397,682	314,746
Addback change in derivative liability	(236,068)	-
Modified EBITDA	$(496,446)	$233,776

Cash Flow Used by Operating Activities

Operating activities provided cash of $323,236 for the three months ended March 31, 2013, compared to provided cash of $132,476 for the same period in 2012. The increase in cash used for operations during the three months ended March 31, 2013 was primarily due to an increase in accounts payable, non-cash charges for amortization of debt discount, depreciation and stock based compensation that were partially offset by increases in accounts receivable.

Cash Flow Used in Investing Activities

Investing activities used cash of $143,669 for the three month period ended March 31, 2013, compared to a use of cash of $72,152 for the three month period ended March 31, 2012. The increase in net cash used in investing activities during the three months ended March 31, 2013 was a result of the cash used for the acquisition of new delivery and field service vehicles and the purchase of additional field equipment including storage tanks, containment storage devices, and chemical delivery pumps.

Cash Flow Provided by Financing Activities

Financing activities used cash of $47,437 for the three months period ended March 31, 2013, compared to $36,055 for the three month periods ended March 31, 2012. The net use of cash generated from financing activities during the three months ended March 31, 2013, was a result of repayment of debt and capital leases and was offset by the proceeds from the factoring advances.

Liquidity and Capital Resources

As of March 31, 2013, our total assets were $8,407,297 and our total liabilities were $9,564,496. We had cash of $202,344, current assets of $4,471,468, and current liabilities of $8,152,669 as of March 31, 2013. We had negative working capital of $3,681,201 on that date. We will require additional funds to implement our growth strategy. For this most recent quarter, we remained dependent on our working capital lines and extended credit terms with our vendors to meet our cash requirements. We expect this situation to continue for the foreseeable future. While we anticipate further increases in operating cash flows, we will continue to require additional capital through equity financing and/or debt financing, if available, which may result in further dilution in the equity ownership of our shares. There is still no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Furthermore, we may continue to be unprofitable.

Working Capital

We estimate that our general operating expenses for the next twelve month period will decrease as we focus on achieving profitability based on a what our current level of sales can support. As reported on our results for the three months period ended March 31, 2013, professional and consulting fees, administrative salaries, telephone, office and warehouse rent, and ongoing legal, accounting, and audit expenses to comply with our reporting responsibilities as a public company under the Securities Exchange Act of 1934, as amended are expected to remain the same. Any increase in field operating expenses will be due to increases in field operating personnel, travel and international expenses only as the demands from current and new and existing customers increase.

Cash Requirements

Our plan of operations for the next 12 months involves the growth of our production and completion petrochemical business through the expansion of regional sales, and the research and development of new chemical and analytical services. As of March 31, 2013, our Company had cash of $202,344 and a working capital deficit of $3,681,201.

We incurred a net loss of $1,288,393 for the three month period ended March 31, 2013. We estimate that our needs for additional capital to implement our growth plans for the next twelve month period to be $5,000,000 to $6,000,000. However, if our expansion efforts require more capital and operating expenses or capital expenditures exceed estimates, we will require additional monies during the next twelve months to execute our business plan. To date, we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We expect this situation to continue for the foreseeable future. There can be no assurance that we will be successful in raising the required additional capital or that actual cash requirements will not exceed our estimates. These funds may be raised through equity financing and/or debt financing which may result in further dilution in the equity ownership of our shares. There is still no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable in the foreseeable future.

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

Going Concern

Due to our net losses, negative cash flow and negative working capital as of December 31, 2012, our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern in their report on our audited financial statements for the year ended December 31, 2012.

Since inception, we have incurred losses and through March 31, 2013 totaling $20,847,559. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital on the most commercially reasonable terms through private placements, bank financing and/or advances from related parties or shareholder loans.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operation are based upon the condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. There have been no changes to our critical accounting policies from those described in our annual report on Form 10-K for the year ended December 31, 2012.

ITEM 3. – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report, being March 31, 2013, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company’s management, including our President and Chief Executive Officer. Based upon that evaluation, our President and Chief Executive Officer concluded that the company’s disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1. – LEGAL PROCEEDINGS

Trade Secret Infringement

On March 2, 2012, the Company filed a trade secret infringement lawsuit to protect its rights against a former employee, a competitor and the officers of the competitor. The petition ESP Petrochemicals, Inc. V. Shane Cottrell, Platinum Chemicals, LLC, Ladd Naquin, Andjoe Lauer was filed in the district court of Victoria County, Texas 24th Judicial District and was amended on April 20, 2012. On October 1, 2012, we settled this suit. As a result of the settlement, the other parties must refrain from contact in specified areas with our customers and employees.

ITEM 2. – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. – MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. – OTHER INFORMATION

In April 2013, the Company shuttered its environmental group that was being developed in the first quarter of 2013.

On May 13, 2013, the Company received notice that our Chief Financial Officer, Robert Geiges is resigning effective May 15, 2013. David Dugas will fulfill the duties of the office of Chief Financial Officer.

On May 13, 2013, the Company received notice that William Cox, a member of the Board of Directors resigned.

ITEM 6. - EXHIBITS

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

10.10	Agreement dated October 31, 2008 with Lakehills Production, Inc. and a private equity drilling fund (incorporated by reference from our Current Report on Form 8-K filed on November 5, 2008)

10.11	Security Purchase Agreement for 16% Subordinated Convertible Debenture Agreement and warrants

10.12	Confidential Private Placement Memorandum for Accredited Investors Only dated May 15, 2012 and Warrant Agreement

10.13	Employment Agreement Robert Geiges as Chief Financial Officer dated January 4, 2013

10.14*	Resignation Notification from Robert Geiges as Chief Financial Officer received May 13, 2013, effective May 15, 2013.

10.15*	Resignation Notification from William Cox as Board Member received May 13, 2013.

14.1	Code of Ethics (incorporated by reference from our Annual Report on Form 10-KSB filed on August 28, 2007)

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
_______
*Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESP RESOURCES, INC.

Date: May 15, 2013	By:	/s/ David Dugas
David Dugas
Chief Executive Officer and Director
(Principal Executive Officer)

ESP RESOURCES, INC.

Date: May 15, 2013	By:	/s/ Robert Geiges
Robert Geiges
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

ESP RESOURCES, INC.

Date: May 15, 2013	By:	/s/ David Dugas
David Dugas
Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 15, 2013	By:	/s/ Tony Primeaux
Tony Primeaux
Secretary and Director