Form 10-Q
period 2013-06-30
ESP Resources, Inc.
filed 2013-08-19
CIK 1346526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 000-52506

ESP RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0440762
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1003 South Hugh Wallis Road Suite G-1 Lafayette, Louisiana 70508
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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 7, 2013, there were 151,230,249 shares of the Registrant’s common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS

It is the opinion of management that the interim financial statements for the quarter ended June 30, 2013 included all adjustments necessary in order to ensure that the interim financial statements are not misleading.

ESP Resources, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30, 2013	December 31, 2012

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$42,980	$70,214
Restricted cash	80,906	136,358
Accounts receivable, net	1,090,355	1,830,090
Inventories	1,410,211	1,924,133
Prepaid expenses	210,080	571,716
Assets held for sale	598,346	-

Total current assets	3,432,878	4,532,511

Property and equipment, net of accumulated depreciation of $1,416,103 and $1,329,724, respectively	2,540,887	3,635,105
Other assets	94,482	105,537

Total assets	$6,068,247	$8,273,153

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$3,495,732	$2,422,470
Factoring payable	796,847	1,315,931
Accrued expenses	828,844	478,278
Due to related parties	104,709	137,291
Guarantee liability	120,000	120,000
Current matutities of Convertible debentures	513,041	100,164
Short-term debt	330,760	403,874
Current maturities of convertible debentures, net of debt discount	1,043,380	991,112
Current portion of capital lease obligation	237,773	236,043
Derivative liability	341,989	924,243

Total current liabilities	7,813,075	7,129,406

Long-term debt (less current maturities)	992,904	1,065,616
Long-term Convertible debentures, net of debt discount	-	12,659
Capital lease obligations (less current maturities)	160,268	277,523
Contingent consideration payable for acquisition of Turf	31,437	31,437
Deferred lease cost	17,000	23,000

Total liabilities	9,014,684	8,539,641

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock - $0.001 par value, 350,000,000 shares authorized, 151,230,249 and 150,830,249 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	151,231	150,831
Preferred stock - $0.001 par value, 10,000,000 shares authorized in 2011, zero outstanding	-	-
Additional paid-in capital	19,799,535	19,142,847
Subscription receivable	(1,000)	(1,000)
Accumulated deficit	(22,896,203)	(19,559,166)

Total stockholders' equity (deficit)	(2,946,437)	(266,488)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$6,068,247	$8,273,153

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ESP Resources, Inc.
Condensed Consolidated Statements of Operations
For the three and six months ended June 30, 2013 and 2012
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
CONTINUING OPERATIONS

SALES, NET	$2,069,543	$5,203,473	$5,524,500	$9,493,458
COST OF GOODS SOLD	1,112,786	2,807,580	2,869,657	5,034,103

GROSS PROFIT	956,757	2,395,893	2,654,843	4,459,355

General and administrative	2,279,676	2,631,908	4,788,577	4,754,552
Depreciation and amortization	211,239	169,972	443,039	321,552
(Gain) Loss on disposal of assets	330,558	(12,500)	330,558	(8,415)

OPERATING LOSS	(1,864,716)	(393,487)	(2,907,331)	(608,334)

OTHER INCOME (EXPENSE)
Interest expense	(106,048)	(49,417)	(204,274)	(92,058)
Factoring fees	(75,118)	(104,621)	(161,896)	(214,352)
Amortization of debt discount	(206,109)	(43,451)	(411,995)	(53,930)
Other income, net	4,383	1,485	7,628	2,960
Interest income	5	18	13	37
Change in derivative liability	346,186	-	582,254	-

Total other expense	(36,701)	(195,986)	(188,270)	(357,343)

LOSS FROM CONTINUING OPERATIONS	(1,901,417)	(589,473)	(3,095,601)	(965,677)

LOSS FROM DISCONTINUED OPERATIONS	(147,226)	(59,652)	(241,436)	(78,828)

NET LOSS	$(2,048,643)	$(649,125)	$(3,337,037)	$(1,044,505)

NET LOSS PER SHARE (basic and diluted) for discontinued operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
NET LOSS PER SHARE (basic and diluted) for continued operations	$(0.01)	$(0.01)	$(0.02)	$(0.01)
NET LOSS PER SHARE (basic and diluted)	$(0.01)	$(0.01)	$(0.02)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING	150,830,249	113,417,424	151,048,481	112,012,890

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ESP Resources, Inc.
Condensed Statement of Stockholders’ Equity
For the three and six months ended June 30, 2013
(Unaudited)

	Common stock			Subscription	Accumulated
	Number	Par Value	APIC	Receivable	Deficit	Total
Balance, December 31, 2012	150,830,249	150,831	19,142,847	(1,000)	(19,559,166)	(266,488)

Stock based compensation	250,000	250	643,880		-	644,130

Shares issued with notes payable	150,000	150	12,808			12,958

Net loss	-	-	-	-	(3,337,037)	(3,337,037)

Balance June 30, 2013	151,230,249	$151,231	$19,799,535	$(1,000)	$(22,896,203)	$(2,946,437)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ESP Resources, Inc.
Condensed Consolidated Statements of Cash Flow
For the six months ended June 30, 2013 and 2012
(Unaudited)

	June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,337,037)	$(1,044,505)
Adjustments to reconcile net loss to net cash used for operating activities:
Amortization of debt discount	411,995	53,930
(Gain) Loss on disposal of assets	363,947	(8,415)
Depreciation and amortization, net disposals	464,457	321,552
Bad debt expense	31,000	35,418
Stock and warrant based compensation	657,088	645,617
Change in derivative liability	(582,254)	-

Changes in operating assets and liabilities:
Accounts receivable	708,735	(1,727,054)
Inventory	513,922	(2,646)
Prepaid expenses	361,636	148,249
Other assets	(945)	(52,115)
Accounts payable	1,073,262	843,050
Accrued expenses	330,294	41,144
Accrued expense to related parties	(32,583)	(18,272)

CASH PROVIDED BY (USED) IN OPERATING ACTIVITIES	963,517	(764,047)

CASH FLOWS FROM INVESTING ACTIVITIES
Restricted cash	55,452	(122,183)
Proceeds from the sale of vehicle and equipment	123,436	12,500
Purchase of fixed assets	(142,720)	(366,273)

CASH PROVIDED BY (USED) IN INVESTING ACTIVITIES	36,168	(475,956)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowing on debt	50,150	130,000
Repayment of long term debt	(339,175)	(259,633)
Repayment of capital leases	(145,696)	(44,427)
Net factoring advances	(519,084)	1,445,914
Borrowing on short-term debt	150,000	-
Repayment of short-term debt	(223,114)	(142,989)
Proceeds from sales of units in private placement, net	-	630,360
Proceeds from sale of stock	-	125,000

CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(1,026,919)	1,884,225

NET CHANGE IN CASH	(27,234)	644,222
CASH AT BEGINNING OF PERIOD	70,214	126,456

CASH AT END OF PERIOD	$42,980	$770,678

Supplemental Disclosures of Cash Flow Information
Cash paid for interest and factoring cost	$335,870	$290,895
Non-cash investing and financing transactions:
Notes issued for purchase of property and equipment	$268,467	$265,329
Notes issued for settlement of accounts payable	-	350,000
Debt discount on shares issued with convertible debt	-	71,291
Stock issued for accounts payable conversion	-	26,297
Value of capitalize lease issued	30,171	-
Trade-in of equipment	-	18,384
Sales leaseback of equipment	-	304,879

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ESP Resources, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2013

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

On September 7, 2011, the Company became a 49% partner in a new entity, ESP Marketing, LLC. The Company’s management will direct the operations of the business and the Company will receive 80% of the profits. On July 11, 2012, the Company became a 60% partner in a new entity, ESP Facility and Pipeline Services, Inc. The Company’s management will direct the operations of the business and the Company will receive 60% of the profits. All significant inter-company balances and transactions have been eliminated in the consolidation.

The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America. Any reference herein to “ESP Resources”, the “Company”, “we”, “our” or “us” is intended to mean ESP Resources, Inc. including the subsidiaries indicated above, unless otherwise indicated.

Nature of the Business

The Company’s current business through its subsidiary ESP Petrochemicals, Inc. sells and blends chemicals for use in the oil and gas industry to customers primarily located in the Gulf of Mexico and Gulf States region. ESP Resources was previously in the business of acquisition and exploration of oil and gas properties in North and South America. ESP Delaware, which was incorporated in Delaware in November 2006, was formed as a holding company for ESP Petrochemicals, Inc. On June 15, 2007, ESP Delaware acquired all the stock of ESP Petrochemicals, Inc.

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

Principles of consolidation

The consolidated financial statements include the accounts of ESP Resources and its wholly-owned and partially owned subsidiaries for the six month period ended June 30, 2013 and the twelve months ended December 31, 2012. All significant inter-company transactions and balances have been eliminated in consolidation.

Restricted Cash

Under the terms of the Factoring payable, the Company may obtain advances of up to 100% of eligible accounts receivable, subject to a factoring fee of 0.75% per 15 days, with 10%  held in a restricted cash reserve account, which is released to the Company upon payment of the receivable.

Accounts Receivable and Allowance for Doubtful Accounts

The Company generally does not require collateral, and the majority of its trade receivables are unsecured. The carrying amount for accounts receivable approximates fair value.

Accounts receivable consisted of the following as of June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012

Trade receivables	$1,159,355	$1,868,090
Less: Allowance for doubtful accounts	(69,000)	(38,000)
Net accounts receivable	$1,090,355	$1,830,090

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

As of June 30, 2013 and December 31, 2012, inventory consisted of the following:

	June 30, 2013	December 31, 2012

Raw materials	$560,640	$744,149
Finished goods	849,571	1,179,984
Total inventory	$1,410,211	$1,924,133

Fair Value Measurements

The valuation of our embedded derivatives and warrant derivatives are determined primarily by the multinomial distribution (Lattice) model.  An embedded derivative is a derivative instrument that is embedded within another contract, which under the convertible note (the host contract) includes the right to convert the note by the holder, certain default redemption right premiums and a change of control premium (payable in cash if a fundamental change occurs). In accordance with Accounting Standards Codification ("ASC") 815 “Accounting for Derivative Instruments and Hedging Activities”, as amended, these embedded derivatives are marked-to-market each reporting period, with a corresponding non-cash gain or loss charged to the current period. A warrant derivative liability is also determined in accordance with ASC 815. Based on ASC 815, warrants which are determined to be classified as derivative liabilities are marked-to-market each reporting period, with a corresponding non-cash gain or loss charged to the current period. The practical effect of this has been that when our stock price increases so does our derivative liability resulting in a non-cash loss charge that reduces our earnings and earnings per share. When our stock price declines, we record a non-cash gain, increasing our earnings and earnings per share. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, there exists a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

● Level 1	unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access as of the measurement date.
● Level 2	inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data.
● Level 3	unobservable inputs for the asset or liability only used when there is little, if any, market activity for the asset or liability at the measurement date.

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

The following table sets forth the fair value hierarchy within our financial assets and liabilities by level that were accounted for at fair value on a recurring basis as of June 30, 2013.

	Carrying Value at	Fair Value Measurement at June 30, 2013
	June 30, 2013	Level 1	Level 2	Level 3
Liabilities:
Derivative convertible debt liability	$278,541	$-	$-	$278,541
Derivative warrant liability	$63,448	$-	$-	$63,448
Total derivative liability	$341,989	$-	$-	$341,989

Concentration

The Company has three major customers that together account for 39% of accounts receivable at June 30, 2013 and 38% of the total revenues earned for the period ended June 30, 2013.

	Accounts receivable	Revenue

Customer A	16%	27%
Customer B	13%	5%
Customer C	10%	6%
	39%	38%

The Company has three vendors that accounted for 21%, 14% and 13% of purchases for the six months ended June 30, 2013.

The Company has three major customers that together account for 75% of accounts receivable at June 30, 2012 and 67% of the total revenues earned for the period ended June 30, 2012.

	Accounts receivable	Revenue

Customer A	34%	48%
Customer B	22%	10%
Customer C	19%	9%
	75%	67%

The Company has three vendors that accounted for 66%, 11% and 10% purchases for the six months ended June 30, 2012.

Reclassification

Certain accounts in the prior period were reclassified to conform to the current period’s financial statement presentation.

Note 2 – Going Concern

At June 30, 2013, the Company had cash and cash equivalents of $42,980 and deficit working capital of $4,380,197. The Company believes that its existing capital resources may not be adequate to enable it to execute its business plan. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The Company estimates that it will require additional cash resources during 2013 based on its current operating plan and condition.

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

Note 3 – Factoring Payable

On May 24, 2011, ESP Petrochemicals entered into an accounts receivable financing agreement with Crestmark Commercial Capital Leading, LLC (“Crestmark”) with an initial term of six months and renewing semi-annually thereafter. The agreement is in the subsequent renewal period. The Company may obtain advances of up to 90% of eligible accounts receivable, subject to a factoring fee of 0.75% per 15 days, with 10% held in a reserve account, which is released to the Company upon payment of the receivable. The agreement is subject to a master note, which limits borrowing to $2,000,000. The master note is payable upon demand, or if no demand is paid, with monthly payments of interest at 1.5%. All outstanding principal plus accrued unpaid interest is due on maturity of the note or when the related invoice is collected. The master note is secured by all inventory, accounts, general intangibles, and equipment of the Company. On March 2, 2012, Crestmark increased the borrowing limit to $3,000,000. On August 1, 2012, Crestmark increased the borrowing limit to $4,000,000. The total borrowing under the agreement at June 30, 2013 and December 31, 2012 was $796,847 and $1,315,931, respectively, with $80,906 and $136,358, respectively, held in restricted cash in the consolidated balance sheets.

Note 4 – Property and Equipment

Property and equipment includes the following at June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012

Plant, property and equipment	$1,347,776	$1,813,884
Vehicles	1,594,305	2,068,292
Equipment under capital lease	955,779	929,466
Office furniture and equipment	59,130	153,187
	3,956,990	4,964,829
Less: accumulated depreciation	(1,416,103)	(1,329,724)
Net property and equipment	$2,540,887	$3,635,105

Depreciation expense was $464,457 and $321,552 for the six month period ended June 30, 2013 and 2012, respectively.

On or around June 11, 2013, the Board of Directors decided to cease operations its subsidiaries in United States ESP Advance Technologies Inc., ESP Facilities and Pipeline Services Inc. and in Papua New Guinea including but not limited to operations through the joint venture ESP KUJV Limited. The Board determined that certain activities should be closed and that unused assets, principally Vehicles and equipment, be sold. The Company estimated the fair value of those assets to be sold if the fair value was less than the net book value and reflected a loss on disposal of $33,391. The fair value of the remaining assets held for sale at June 30, 2013 is $598,346.

On June 7, 2013 the Company subleased the Company’s Houston Texas office, improvements and certain equipment to a non-related third party. The sublease became effective July 1, 2013 with the term of the sublease coinciding with the original lease by the Company.  The Company determined the remaining lease cost plus amortization and depreciation on the remaining leasehold improvements and equipment exceeded the sublease income by $274,555 and reflected a loss on disposal.

On June 27, 2013 the Company relocated the Scott Louisiana office and production facility. The unamortized leasehold improvement cost of $18,152 was charged to amortization of leasehold improvements in the quarter.

Note 5- Short-Term Debt

On April 8, 2013, the Company executed a demand note for $150,000 with an annual interest rate of 8%. As part of the agreement the Company granted the holder 150,000 shares of Common Stock and warrants to purchase 150,000 shares of common stock at an exercise price of $0.15 per share (the “Warrants”) through April 8, 2014. The Company valued the Common Stock at $10,500 and the Warrants at $2,458 as stock compensation.

Note 6- Long-Term Debt

On February 28, 2013, the Company purchased a vehicle by issuing debt of $40,208 with an annual interest rate of 4.24% and a term of 36 months with payments of $1,194.

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

On April 13, 2013, the Company borrowed $50,150 from a bank with an annual interest rate of 5.80 % and a term of 36 months with payments of $1,170.

On May 16, 2013, the Company purchased a vehicle by issuing debt of $46,514 with an annual interest rate of 4.69% and a term of 36 months with payments of $1,390.

Note 7 – Convertible Debentures

The following reflect the Convertible debentures for June 30, 2013 and December 31, 2012.

	June 30, 2013	December 31, 2012

On January 27, 2012, the Company received proceeds of $130,000 from the sale of 16% Convertible Subordinated Debentures. On March 1, 2013, June 1, 2013 and September 1, 2013, the Company shall redeem one quarter and one quarter and one half, respectively, of the face value of the balance of the Debentures	$130,000	$130,000
On November 14, 2012, the Company received proceeds of $1,000,000 from the sale of 16% Convertible Subordinated Debentures. Interest is due March 1, 2013, June 1, 2013 and September 1, 2013.	1,000,000	1,000,000

Total	1,130,000	1,130,000
Less debt discount	(616,959)	(1,017,177)
Less current maturities, net of debt discount	(513,041)	(100,164)
Total Long-term convertible debentures	$-	$12,659

On November 14, 2012, the Company received proceeds of $1,000,000 from the sale of 16% Convertible Subordinated Debentures. The Debentures are due on March 1, 2014. The aggregate principal amount of the combined Debentures is One Million Dollars ($1,000,000) with an interest rate of Sixteen Percent (16%) per annum. The interest is payable quarterly on March 1st, June 1st, September 1st, and December 1st, beginning on March 1, 2013. The Debentures are convertible at any time after the original issue date at a conversion price of $0.085 per share, subject to adjustments. The Company recorded a discount from the relative fair value of the conversion feature and the intrinsic value of the conversion option of $421,715. The Company estimated the fair value of these derivatives using a multinomial Distribution (Lattice) valuation model with the following assumptions: stock price of $0.07 on the measurement date; term of 1.5 years; expected volatility between 112% and 159%; and a discount rate of 0.22% accounted for as debt discount, which will be amortized over the term of the loan which expires March 1, 2014. The Company analyzed the conversion option under ASC 815 and determined and recorded $449,840 derivative liability. The Company, in its sole discretion, may choose to pay interest in cash, shares of Common Stock, or in combination thereof. At the Company’s election, it may, at any time after the Six (6) month anniversary of the Transaction’s closing date, deliver a notice to the holders to redeem all of the then outstanding principal amount of the Debentures for cash. In the event the Company defaults, the outstanding principal amount of the Debentures, plus accrued but unpaid interest, liquidated damages and other amounts owing in respect thereof through the date of acceleration, shall become, at the debenture holders’ election, immediately due and payable in cash.

In addition, the investors received 100% of the number of shares of common stock that the purchase amount would buy in warrants at the conversion price of $0.09, or a total of 11,764,706 warrants with a 5-year term. The Company recorded a discount from the relative fair value of the warrants and the intrinsic value of the conversion option of $208,685. The Company estimated the fair value of these derivatives using a multinomial Distribution (Lattice) valuation model with the following assumptions: stock price of $0.07 on the measurement date; warrant term of 5 years; expected volatility between 112% and 593%; and a discount rate of 0.63% accounted for as debt discount, which will be amortized over the term of the loan which expires March 1, 2014. The Company analyzed the warrants under ASC 815 and determined and recorded a $222,603 derivative liability.

The Debentures are secured by the remaining unencumbered assets of the Company. The Company’s subsidiary companies guaranteed the security agreement by agreeing to act as surety for the payment of the Debentures.

As further consideration for the Debentures, the Company issued a combined total of 4,000,000 shares of common stock to the investors. The Company recorded $299,600 as a debt discount at issuance and will amortize the debt discount over the term of the debt. For the year ended December 31, 2012, the Company amortized $5,912. The Company shall take all actions necessary to nominate and recommend shareholder approval for the appointment of One (1) director selected by Hillair Capital Management LLC to ESP’s Board of Directors. In conjunction with this debenture the Company paid $70,000 of professional fees and recorded these fees as debt discount to be amortized over the term of the debenture. The Company determined that the Debenture and warrant had derivative features and derivative liabilities were established for each (see Note 8).

Note 8 – Derivative Liability

The November 14, 2012 16% convertible debenture included down-round provisions that reduce the exercise price of a warrant and convertible instrument as required by ASC 815 “Derivatives and Hedging” if the Company either issues equity shares for a price that is lower than the exercise price of those instruments or issues new warrants or convertible instruments that have a lower exercise price. The Company evaluated whether its warrants and convertible debt instruments contain provisions that protect holders from declines in its stock price or otherwise could result in modification of either the exercise price or the shares to be issued under the respective warrant agreements. The Company determined that a portion of its outstanding warrants and conversion instruments contained such provisions thereby concluding they were not indexed to the Company’s own stock and therefore a derivative instrument.

The range of significant assumptions which the Company used to measure the fair value of warrant liabilities (a level 3 input) at June 30, 2013 is as follows:

	Warrant			Debenture

Stock price			$0.02			$0.02
Term (Years)			4.3			0.9
Volatility	115%	-	419%	115%	-	156%
Risk-free interest rate			0.22%			0.63%
Exercise prices	$0.085	to	$0.00225	$0.085	to	$0.00574
Dividend yield			0.00%			0.00%

The Company estimated the fair value of these derivatives using a multinomial Distribution (Lattice) valuation model. The fair value of these warrant liabilities at June 30, 2013 was $341,989 and at December 31, 2012 was $924,243. The change in fair value of derivative liabilities of $582,254 was included in the consolidated statement of operations for the six months ended June 30, 2013.

Note 9 – Stockholders’ Equity

Common stock issued for services

On April 8, 2013, the Company executed a demand note for $150,000 with an annual interest rate of 8%. As part of the agreement the Company granted the holder 150,000 shares of Common Stock and warrants to purchase 150,000 shares of common stock at an exercise price of $0.15 through April 8, 2014. The Company valued the Common stock at $10,500 and the Warrants at $2,458 as stock compensation.

Warrants issued

The following table reflects a summary of Common Stock warrants outstanding and warrant activity during 2012 and for the six month period ended June 30, 2013:

	Number of warrants	Weighted Average Exercise Price	Weighted Average Term (Years)

Warrants outstanding at December 31, 2012	57,942,278	0.17	1.20
Granted during the period	150,000	0.15	1.00
Exercised during period	-
Forfeited during the period	-	-
Warrants outstanding at June 30, 2013	58,092,278	$0.17	0.96

The Common Stock warrants expire in years ended December 31 as follows:

Year	Amount

2013	-
2014	2,205,238
2015	43,122,334
2016	1,000,000
2017	11,764,706

Total	58,092,278

In addition to the above and for the six month period ended June 30, 2013 and 2012 the Company amortized $209,797 and $133,094 of stock based compensation resulting from stock and warrants issued in previous periods.

Stock Option Awards

For the six month period ended June 30, 2013 the Company did not grant any stock options. The Company has recognized compensation expense of $414,333 and $371,952 on the stock options granted in prior years that vested during the current period for the six months ended June 30, 2013 and June 30, 2012, respectively. The fair value of the unvested shares is $1,742,653 as of June 30, 2013 with the total unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a weighted-average period of approximately 3 years. The aggregate intrinsic value of these options was $0 at June 30, 2013.

Stock option activity summary covering options is presented in the table below:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (years)

Outstanding at December 31, 2012	52,975,000	$0.11	6.58
Granted	-	$-	-
Exercised	-	$-	-
Expired/Forfeited	(45,000)	$0.14	-
Outstanding at June 30, 2013	52,930,000	$0.11	5.24
Exercisable at June 30, 2013	24,862,000	$0.11	5.24
Exercisable at December 31, 2012	24,907,000	$0.11	5.24

Note 10 – Related Party Transactions

As of June 30, 2013 and December 31, 2012, the Company had balances due to related parties as follows:

	June 30, 2013	December 31, 2012
Due to officers	$48,820	$81,501
Due to ESP Enterprises	$55,889	$55,790

On July 10, 2012 the Company granted a total of 14,000,000 options to members of the Board of Directors, the options have a term of 10 years, an exercise price of $0.10 per share and vest at 20% per year and 250,000 options to a member of the Board of Directors, the option has an exercise price of $0.10 per share and vest immediately and used the Black-Scholes method to determine fair value. For the period from grant to June 30, 2013, $205,008 was recorded as stock based compensation.

On July 10, 2012, the Company granted 6,500,000 shares of restricted stock to the Company’s Chief Executive Officer, the shares were valued at $650,000 on the date of the grant. The restricted stock vests at a rate of 20% per year on the anniversary date of the grant and $32,500 was recorded as stock based compensation for the period from the grant date to June 30, 2013.

On November 23, 2012, the Company granted a total of 13,000,000 options to members of the Board of Directors, the options have a term of 10 years, an exercise price of $0.09 per share and vest at 20% every six months and 1,000,000 options to a member of the Board of Directors, the option has an exercise price of $0.09 per share and vest immediately and used the Black-Scholes method to determine fair value. For the period from grant to June 30, 2013, $319,691 was recorded as stock based compensation.

On June 1, 2013, the Officers agreed to defer a portion of their salaries until such time as cash flow allowed. As of June 30, 2013, $6,667 has been deferred and reflected as a liability due to related parties.

Note 11 – Guarantee Liability

On November 3, 2008, ESP provided a guarantee to a director of Aurora and Boreal who loaned $120,000 to Aurora and Boreal. ESP provided this guarantee to encourage the director’s continued employment and commitment to the development of the concessions held by Aurora and Boreal, which the Company believed was vital to the future success of Aurora and Boreal. In the event that Aurora and Boreal did not repay the loan by the due date of June 1, 2009, ESP guaranteed it would make the payment in the form of a convertible note due June 1, 2011. The convertible note is non-interest bearing and is convertible into common stock of ESP at $1.20 per share. In exchange for issuing the convertible note to the director, ESP will receive the right to receive payments under the director’s note receivable from Aurora and Boreal.

ESP recorded the fair value of the guarantee liability at $48,000, which represented the fair value of the note receivable from Aurora and Boreal which ESP would take over from the director. On June 1, 2009 when Aurora and Boreal did not make the required payments on their notes payable to the director, ESP determined that the value of the guarantee liability should be increased to the full face amount of the guaranteed note of $120,000, resulting in a loss on guarantee liability of $72,000 during the year ended December 31, 2010. There have been no changes in the matter during 2011 and 2012 and the six months ended June 30, 2013 hence the balance remains the same.

Note 12 – Discontinued operations

On or around June 11, 2013, the Board of Directors decided to cease operations its subsidiaries in United States ESP Advance Technologies Inc., ESP Facilities and Pipeline Services Inc. and in Papua New Guinea including but not limited to operations through the joint venture ESP KUJV Limited. The Board determined that certain activities should be closed and that unused assets, principally Vehicles and equipment, be sold. The Company determine this action was a discontinued operations and those activities prior to this action results  were:

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
DISCONTINUED OPERATIONS
Sales, net	$(7,160)	$397,354	$258,330	$397,354
Cost of goods sold	(12,945)	(285,777)	(123,300)	(285,777)
General and administrative	(79,775)	(171,229)	(321,658)	(190,405)
Loss on disposal of assets	(33,390)		(33,390)
Depreciation and amortization	(13,956)		(21,418)

LOSS FROM DISCONTINUED OPERATIONS	$(147,226)	(59,652)	$(241,436)	$(78,828)

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

Corporate History

We were incorporated on October 27, 2004, in the State of Nevada. Our principal offices are located at 1003 South Hugh Wallis Road, Suite G-1, Lafayette, Louisiana 70508.

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

Any reference herein to “ESP Resources”, the “Company”, “we”, “our” or “us” is intended to mean ESP Resources, Inc., a Nevada corporation, including our wholly-owned subsidiaries including, ESP Petrochemicals, Inc. of Louisiana (“ESP Petrochemicals”), ESP Ventures, Inc. of Delaware (“ESP Ventures”), ESP Corporation, S.A., a Panamanian corporation (“ESP Corporation”) and ESP Payroll Services, Inc. of Nevada (“ESP Payroll”), unless otherwise indicated and two partially owned subsidiaries, ESP Advanced Technologies, Inc. of Delaware, and ESP Facility & Pipeline Services, Inc. of Delaware.

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

We act as manufacturer, distributor and marketer of specialty chemicals and supply specialty chemicals for a variety of oil and gas field applications including killing bacteria, separating suspended water and other contaminants from crude oil, separating the oil from the gas, pumping enhancement, pumping cleaning, as well as a variety of fluids and additives used in the drilling and production process. At each well in production, there exist a number of factors that make each site unique. These include the depth of the producing formation, the bottom-hole temperature of the producing well, the size of the wellhead through which the producing fluids flow, the size and pressure ratings of the production equipment, including the separators, heater-treaters, compression equipment, size of production tubulars in the wellbore, size of the storage tanks on the customers’ location, and pressure ratings of the sales lines for the oil and gas products. Wells that are operating short distances from each other in the same field can have very different characteristics. This variance in operating conditions, chemical makeup of the oil, and the usage of diverse equipment requires a very specific chemical blend to be used if maximum drilling and production well performance is to be attained.

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

Continuing Operations for the Six Month Period Ended June 30, 2013 Compared to Six Month Period Ended June 30, 2012

The following table summarizes the results of our operations during the six months ended June 30, 2013 and 2012, and provides information regarding the dollar and percentage increase or (decrease) from 2012 to 2013:

	Six months Ended June 30,		$ Increase	% Increase
	2013	2012	(Decrease)	(Decrease)
Sales	$5,524,500	$9,493,458	$(3,968,958)	(42)%
Cost of goods sold	2,869,657	5,034,103	(2,164,446)	(43)%
Gross profit	2,654,843	4,459,355	(1,804,512)	(40)%
Total general and administrative expenses	4,788,577	4,754,552	34,025	1%
Depreciation and amortization expense	443,039	321,552	121,487	38%
Loss on disposal of assets	330,558	(8,415)	338,973	(4,028)%
Loss from operations	(2,907,331)	(608,334)	(2,298,997)	378%
Total other income (expense)	(188,270)	(357,343)	(169,073)	(47)%
Net loss from continuing operations	$(3,095,601)	$(965,677)	$(2,129,924)	221%

The following table summarizes the results of our operations during the three months ended June 30, 2013 and 2012, and provides information regarding the dollar and percentage increase or (decrease) from 2012 to 2013:

	Three months Ended June 30,		$ Increase	% Increase
	2013	2012	(Decrease)	(Decrease)
Sales	$2,069,543	$5,203,473	$(3,133,930)	(60)%
Cost of goods sold	1,112,786	2,807,580	(1,694,794)	(60)%
Gross profit	956,757	2,395,893	(1,439,136)	(60)%
Total general and administrative expenses	2,279,676	2,631,908	(352,232)	(13)%
Depreciation and amortization expense	211,239	169,972	41,267	24%
Loss on disposal of assets	330,558	(12,500)	343,058	(2,745)%
Loss from operations	(1,864,716)	(393,487)	(1,471,229)	374%
Total other income (expense)	(36,701)	(195,986)	(159,285)	(81)%
Net loss from continuing operations	$(1,901,417)	$(589,473)	$(1,311,944)	223%

Sales

Sales were $5,524,500 for the six months ended June 30, 2013, compared to $9,493,458 for the same period in 2012, a decrease of $3,968,958, or 42%.  The decrease was mainly due to a $4,096,000 decreased sales volume from completion petrochemical sales and services to customers engaged in the hydraulic fracturing of oil and gas wells. This decrease occurred as a result of a slowdown in fracking activity by certain of the Company’s customers in and around the Company’s district office in Arkansas.  In addition, as the Company’s customers shifted their hydraulic fracturing activity to other shale regions where the Company did not have any district offices, the Company was not able to recapture that fracking activity.

Sales were $2,069,543 for the three months ended June 30, 2013, compared to $5,203,473 for the same period in 2012, a decrease of $3,133,930, or 60%.  The decrease was mainly due to a $3,460,000 decreased sales volume from completion petrochemical sales and services to customers engaged in the hydraulic fracturing of oil and gas wells. This decrease occurred as a result of a slowdown in fracking activity by certain of the Company’s customers in and around the Company’s district office in Arkansas.  In addition, as the Company’s customers shifted their hydraulic fracturing activity to other shale regions where the Company did not have any district offices, the Company was not able to recapture that fracking activity.

Cost of Goods Sold and Gross Profit

Cost of goods sold was $2,869,657, or 52% of net sales, for the six months ended June 30, 2013, compared to $5,034,103 or 53% of net sales, for the same period in 2012.  Gross profit was $2,654,843, or 48% of net sales, for the six months ended June 30, 2013, compared to $4,459,355, or 47% of net sales, for the same period in 2012.  The 1% increase in gross profit for the six month period in 2013 is the result of decline in completion petrochemical sales from customers engaged in the hydraulic fracturing of oil and gas wells that has a lower gross profit margin than production petrochemical products sales.

Cost of goods was $1,112,786, or 54% of net sales, for the three months ended June 30, 2013, compared to $2,807,580 or 54% of net sales, for the same period in 2012.  Gross profit was $956,757, or 46% of net sales, for the three months ended June 30, 2013, compared to $2,395,893, or 46% of net sales, for the same period in 2012.

General and Administrative Expenses

General and administrative expenses increased by $34,025 for the six months ended June 30, 2013, compared to the same period in 2012.  The increases were due to the staff and related cost for the Company’s development of an environmental group of approximately $45,000 compared to $0 for the same period in 2012 which operations were discontinued in April 2013, and the expenses related to the Houston office and ESP Facilities and Pipeline Services business compared to the same period in 2012, both of which were discontinued in June 2013.

General and administrative expenses decreased by $352,232 for the three months ended June 30, 2013, compared to the same period in 2012.  The decrease in general and administrative expenses was primarily due reduction in legal cost related to the intellectual property suite that was settled in the fourth quarter of 2012.

Net Loss

The Company’s net loss increased to $3,337,037 for the six months ended June 30, 2013, as compared to a net loss of $1,044,505 for the same period in 2012.  The primary reason for the increase in the net loss was due to a decrease in sales.

The Company’s net loss increased to $2,048,643 for the three months ended June 30, 2013, as compared to a net loss of $649,125 for the same period in 2012.  The primary reason for the increase in the net loss was due to a decrease in sales.

Modified EBITDA

Modified Earnings before interest (including factoring fees), taxes, depreciation amortization and stock-based compensation (?冶odified EBITDA”) is a non-GAAP financial measure.  We use Modified EBITDA as an unaudited supplemental financial measure to assess the financial performance of our assets without regard to financing methods, capital structures, taxes or historical cost basis; our liquidity and operating performance over time in relation to other companies that own similar assets and that we believe calculate Modified EBITDA in a similar manner; and the ability of our assets to generate cash sufficient for us to pay potential interest costs.  We also understand that such data are used by investors to assess our performance.  However, the term Modified EBITDA is not defined under generally accepted accounting principles and Modified EBITDA is not a measure of operating income, operating performance or liquidity presented in accordance with generally accepted accounting principles. When assessing our operating performance or liquidity, investors should not consider this data in isolation or as a substitute for net income, cash flow from operating activities, or other cash flow data calculated in accordance with generally accepted accounting principles.  Modified EBITDA for the three and six months ended June 30, 2013 was ($830,586) and $49,189 compared to ($855,086) and $282,997 for the same periods in 2012, changes of ($879,775) and ($1,138,083) respectively.

	Three months ended June 30		Six months ended June 30,
	2013	2012	2013	2012
Net loss	$(2,048,643)	$(649,125)	$(3,337,037)	$(1,044,505)
Add back interest and factoring expense, net of interest income	181,161	154,020	366,157	306,373
Add back depreciation and amortization	225,195	169,972	464,457	321,552
Add back amortization debt discount	206,109	43,451	411,995	53,960
Add back stock-based compensation	259,406	330,871	657,088	645,617
Add back change in derivative liability	346,186	-	582,254	-
Modified EBITDA	$(830,586)	$49,189	$(855,086)	$282,997

Cash Flow Used by Operating Activities

Operating activities provided cash of $963,517 for the six months ended June 30, 2013, compared to use of cash of ($764,047) for the same period in 2012.  The increase in cash provided by operations during the six months ended June 30, 2013 was primarily due to an increase in accounts payable, non-cash charges for amortization of debt discount, depreciation and stock based compensation that were partially offset by increases in accounts receivable and inventory.

Cash Flow Used in Investing Activities

Investing activities provided cash of $36,168 for the six month period ended June 30, 2013, compared to a use of cash of $475,956 for the six month period ended June 30, 2012.  The increase in net cash provided in investing activities during the six months ended June 30, 2013 was a result of the cash provided from vehicle and equipment sales in comparison to the used of cash for the acquisition of new delivery and field service vehicles and the purchase of additional field equipment including storage tanks, containment storage devices, and chemical delivery pumps in the prior period.

Cash Flow Provided by Financing Activities

Financing activities used cash of $1,026,919 for the six months period ended June 30, 2013, compared to cash provided of $1,884,225 for the six months ended June 30, 2012.  The net use of cash generated from financing activities during the six months ended June 30, 2013, was a result of repayment of debt and capital leases and the proceeds from the factoring advances.

Liquidity and Capital Resources

As of June 30, 2013, our total assets were $6,068,247 and our total liabilities were $9,014,684.  We had cash of $42,980, current assets of $3,432,878, and current liabilities of $7,813,075 as of June 30, 2013.  We had working capital of ($4,380,197) on that date.  We will require additional capital to fund our losses and working capital deficits and to grow our business to recapture our decline in sales.  For this most recent quarter, we remained dependent on our working capital lines and extended credit terms with our vendors to meet our cash requirements.  We expect this situation to continue for the foreseeable future until we are able to raise additional capital on acceptable terms.  While we anticipate further increases in operating cash flows, we will continue to require additional capital through equity financing and/or debt financing, if available, which may result in further dilution in the equity ownership of our shares.  There is still no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock.  Furthermore, we may continue to be unprofitable and/or unable to grow our sales at a level where we can become profitable.

Working Capital

We estimate that our general operating expenses for the next twelve month period will decrease as we focus on reducing expenses and achieving profitability based on our current level of sales can support.  Professional and consulting fees, administrative salaries, telephone, office and warehouse rent, and ongoing legal, accounting, and audit expenses to comply with our reporting responsibilities as a public company under the Securities Exchange Act of 1934, as amended are expected to remain the same.  Any increase in field operating expenses will be due to increases in field operating personnel, travel and other sales support expenses only as the demands from current and new and existing customers increase.

Cash Requirements

Our plan of operations for the next 12 months involves the growth of our production petrochemical business and to recapture our completion petrochemical business through the expansion of regional sales, and the research and development of new chemical and analytical services.  As of June 30, 2013, our Company had cash of $42,980 and a working capital deficit of $4,380,197.

We incurred a net loss of $3,337,037 for the six month period ended June 30, 2013.  We estimate that our needs for additional capital to fund our working capital deficits, become current with our vendors and implement our growth plans for the next twelve month period to be $3,000,000 to $5,000,000.  However, if any growth and expansion requires more capital and operating expenses or capital expenditures exceed estimates, we will require additional monies during the next twelve months to execute our business plan.  To date, we have been dependent on debt financing and special payment terms with our vendors to meet our cash requirements.  We expect this situation to continue for the foreseeable future.  There can be no assurance that we will be successful in raising the required additional capital or that actual cash requirements will not exceed our estimates.  These funds may be raised through equity financing and/or debt financing which may result in further dilution in the equity ownership of our shares.  There is still no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock.  Furthermore, we may continue to be unprofitable and/or unable to grow our sales at a level where we can become profitable.

We can offer no assurance that our company will generate cash flow sufficient to continue our growth, achieve consistently profitable operations or that we can meet or exceed our projections.  If our expenses exceed estimates, we will require additional monies during the next twelve months to execute our business plan.  There are no assurances that we will be able to obtain funds required for our continued operation.  There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms.  If we are not able to obtain additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we will be forced to scale down our operations.

Going Concern

Due to our net losses, negative cash flow and negative working capital as of December 31, 2012, our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern in their report on our audited financial statements for the year ended December 31, 2012.

Since inception, we have incurred losses and through June 30, 2013 totaling $3,337,037.  Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital on the most commercially reasonable terms through private placements, bank financing and/or advances from related parties or shareholder loans.

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

There are no assurances that we will be able to achieve a level of revenues adequate to generate profitability.  To the extent that funds generated from operations and any private placements and/or bank financing are insufficient, we will have to raise additional working capital.  No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to us.  If adequate working capital is not available we may not be able to grow our business and increase cash flow from our operations.

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

ITEM 4. – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report, being June 30, 2013, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company’s management, including our President and Chief Executive Officer. Based upon that evaluation, our President and Chief Executive Officer concluded that the company’s disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

October 17, 2008, filed an 8K for: Item 1.02, Termination of a Material Definitive Agreement November 5, 2008, filed an 8K for: Item 1.01 Entry into a Material Definitive Agreement, Item 2.01 Completion of Acquisition of Disposition of Assets, Item 9.01 Agreement December 15, 2008, filed an 8K for: Item 8.01 Other Events, Item 9.01 Letter of Intent December 29, 2009, filed an 8K for: Item 4.01 Changes in Registrant’s Certifying Accountant, Item 9.01 Letter January 6, 2009, filed an 8K for: Item 1.01 Entry into a Material Definitive Agreement, Item 2.01 Completion of Acquisition of Disposition of Assets, Item 5.01 Changes in Control of the Registrant, Item 5.02 Departure of Directors or Principal Officers; Election of Directors; Appointment of Officers, Item 9.01 Stock Purchase Agreements

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

10.10	Agreement dated October 31, 2008 with Lakehills Production, Inc. and a private equity drilling fund (incorporated by reference from our Current Report on Form 8-K filed on November 5, 2008)

10.11	Security Purchase Agreement for 16% Subordinated Convertible Debenture Agreement and warrants

10.12	Confidential Private Placement Memorandum for Accredited Investors Only dated May 15, 2012 and Warrant Agreement

10.13	Employment Agreement Robert Geiges as Chief Financial Officer dated January 4, 2013

10.14	Resignation Notification from Robert Geiges as Chief Financial Officer received May 13, 2013, effective May 15, 2013.

10.15	Resignation Notification from William Cox as Board Member received May 13, 2013.

14.1	Code of Ethics (incorporated by reference from our Annual Report on Form 10-KSB filed on August 28, 2007)

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
_______
*Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESP RESOURCES, INC.

Date: August 19, 2013	By:	/s/ David Dugas
David Dugas
Chief Executive Officer and Director
(Principal Executive Officer)

ESP RESOURCES, INC.

Date: August 19, 2013	By:	/s/ David Dugas
David Dugas
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

ESP RESOURCES, INC.

Date: August 19, 2013	By:	/s/ David Dugas
David Dugas
Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 19, 2013	By:	/s/ Tony Primeaux
Tony Primeaux
Secretary and Director