Form 10-Q
period 2013-09-30
ESP Resources, Inc.
filed 2013-11-18
CIK 1346526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 8, 2013, there were 156,230,249 shares of the Registrant’s common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS

It is the opinion of management that the interim financial statements for the quarter ended September 30, 2013 included all adjustments necessary in order to ensure that the interim financial statements are not misleading.

ESP Resources, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30, 2013	December 31, 2012

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$52,290	$70,214
Restricted cash	104,611	136,358
Accounts receivable, net	1,345,623	1,830,090
Inventories	1,012,568	1,924,133
Prepaid expenses	76,498	571,716
Assets held for sale	522,232	-

Total current assets	3,113,822	4,532,511

Property and equipment, net of accumulated depreciation of $1,625,804 and $1,329,724, respectively	2,337,521	3,635,105
Other assets	72,822	105,537

Total assets	$5,524,165	$8,273,153

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$3,711,887	$2,422,470
Factoring payable	990,122	1,315,931
Accrued expenses	1,058,418	478,278
Due to related parties	180,692	137,291
Guarantee liability	120,000	120,000
Current maturities of convertible debentures, net of debt discount	709,682	100,164
Short-term debt	219,203	403,874
Current maturities of long-term debt	700,891	991,112
Current portion of capital lease obligation	240,509	236,043
Derivative liability	269,440	924,243

Total current liabilities	8,200,844	7,129,406

Long-term debt (less current maturities)	1,146,638	1,065,616
Long-term Convertible debentures, net of debt discount	-	12,659
Capital lease obligations (less current maturities)	99,555	277,523
Contingent consideration payable for acquisition of Turf	31,437	31,437
Deferred lease cost	17,000	23,000

Total liabilities	9,495,474	8,539,641

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock - $0.001 par value, 350,000,000 shares authorized, 156,230,249 and 150,830,249 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	156,230	150,831
Preferred stock - $0.001 par value, 10,000,000 shares authorized in 2011, zero outstanding	-	-
Additional paid-in capital	20,094,735	19,142,847
Subscription receivable	(1,000)	(1,000)
Accumulated deficit	(24,221,274)	(19,559,166)

Total stockholders' equity (deficit)	(3,971,309)	(266,488)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$5,524,165	$8,273,153

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ESP Resources, Inc.
Condensed Consolidated Statements of Operations
For the three and nine months ended September 30, 2013 and 2012
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
CONTINUING OPERATIONS

SALES, NET	$2,382,792	$4,084,840	$7,907,292	$13,578,298
COST OF GOODS SOLD	1,301,543	1,958,848	4,171,200	7,408,716

GROSS PROFIT	1,081,249	2,125,992	3,736,092	6,169,582

General and administrative	1,875,909	2,804,939	6,665,391	7,143,728
Depreciation and amortization	210,000	185,446	653,039	506,998
(Gain) Loss on disposal of assets	3,440	(10,000)	333,996	(18,415)

LOSS FROM CONTINUING OPERATIONS	(1,008,100)	(854,393)	(3,916,334)	(1,462,729)

OTHER INCOME (EXPENSE)
Interest expense	(113,799)	(51,725)	(317,135)	(143,783)
Factoring fees	(56,978)	(162,680)	(218,874)	(377,032)
Amortization of debt discount	(209,201)	(11,128)	(621,196)	(65,058)
Other income, net	4,003	1,648	11,630	4,611
Interest income	2	3,224	14	3,259
Change in derivative liability	72,549	-	654,803	-

Total other expense	(303,424)	(220,661)	(490,758)	(578,003)

LOSS FROM CONTINUING OPERATIONS	(1,311,524)	(1,075,054)	(4,407,092)	(2,040,732)

LOSS FROM DISCONTINUED OPERATIONS	(13,578)	(9,838)	(255,016)	(88,664)

NET LOSS	$(1,325,102)	$(1,084,892)	$(4,662,108)	$(2,129,396)

NET LOSS PER SHΑRE (basic and dilutеd) for discontinuеd opеrations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
NET LOSS PER SHΑRE (basic and dilutеd) for continuеd opеrations	$(0.01)	$(0.01)	$(0.03)	$(0.02)
NET LOSS PER SHARE (basic and diluted)	$(0.01)	$(0.01)	$(0.03)	$(0.02)

WEIGHTED AVERAGE SHARES OUTSTANDING	153,922,557	125,118,317	152,052,776	119,151,656

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ESP Resources, Inc.
Condensed Statement of Stockholders’ Equity
For the three and nine months ended September 30, 2013
(Unaudited)

	Common stock
	Number	Par Value	APIC	Subscription Receivable	Accumulated Deficit	Total
Balance, December 31, 2012	150,830,249	150,831	19,142,847	(1,000)	(19,559,166)	(266,488)

Stock based compensation	5,250,000	5,249	939,080		-	944,329

Shares issued with notes payable	150,000	150	12,808			12,958

Net loss	-	-	-	-	(4,662,108)	(4,662,108)

Balance September 30, 2013	156,230,249	$156,230	$20,094,735	$(1,000)	$(24,221,274)	$(3,971,309)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ESP Resources, Inc.
Condensed Consolidated Statements of Cash Flow
For the nine months ended September 30, 2013 and 2012
(Unaudited)

	September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,662,108)	$(2,129,396)
Adjustments to reconcile net loss to net cash used for operating activities:
Amortization of debt discount	621,196	65,058
(Gain) Loss on disposal of assets	333,996	(18,415)
Depreciation and amortization, net disposals	674,457	515,686
Bad debt expense	45,000	43,112
Stock and warrant based compensation	957,287	1,149,925
Change in derivative liability	(654,803)	-
Changes in operating assets and liabilities:
Accounts receivable	439,467	(708,054)
Inventory	911,565	(382,557)
Prepaid expenses	476,253	288,245
Other assets	39,680	(52,075)
Accounts payable	1,289,722	1,339,589
Accrued expenses	561,079	(14,715)
Accrued expense to related parties	90,557	(20,744)

CASH PROVIDED BY (USED) IN OPERATING ACTIVITIES	1,123,348	75,659

CASH FLOWS FROM INVESTING ACTIVITIES
Restricted cash	31,747	(5,108)
Proceeds from the sale of vehicle and equipment	134,721	12,500
Purchase of fixed assets	(149,390)	(770,689)

CASH PROVIDED BY (USED) IN INVESTING ACTIVITIES	17,078	(763,297)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowing on debt	50,150	130,000
Repayment of long term debt	(494,066)	(291,950)
Repayment of capital leases	(203,954)	(104,045)
Net factoring advances	(325,809)	204,105
Borrowing on short-term debt	150,000	-
Repayment of short-term debt	(334,671)	(219,513)
Proceeds from sales of units in private placement, net	-	1,063,360
Proceeds from sale of stock	-	125,000

CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(1,158,350)	906,957

NET CHANGE IN CASH	(17,924)	219,319
CASH AT BEGINNING OF PERIOD	70,214	126,456

CASH AT END OF PERIOD	$52,290	$345,775

Supplemental Disclosures of Cash Flow Information
Cash paid for interest and factoring cost	$494,130	$502,058
Non-cash investing and financing transactions:
Notes issued for purchase of property and equipment	$268,805	$455,628
Notes issued for settlement of accounts payable	-	350,000
Debt discount on shares issued with convertible debt	-	71,291
Stock issued for accounts payable conversion	-	26,297
Value of capitalize lease issued	30,171	-
Trade-in of equipment	-	18,384
Sales leaseback of equipment	-	304,879

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ESP Resources, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2013

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

On September 7, 2011, the Company became a 49% partner in a new entity, ESP Marketing, LLC. The Company’s management will direct the operations of the business and the Company will receive 80% of the profits. On July 11, 2012, the Company became a 60% partner in a new entity, ESP Facility and Pipeline Services, Inc. The Company’s management will direct the operations of the business and the Company will receive 60% of the profits. All significant inter-company balances and transactions have been eliminated in the consolidated financial statements.

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

Principles of consolidation

The consolidated financial statements include the accounts of ESP Resources and its wholly-owned and partially owned subsidiaries for the nine month period ended September 30, 2013 and the twelve months ended December 31, 2012. All significant inter-company transactions and balances have been eliminated in consolidation.

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

Accounts receivable consisted of the following as of September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012

Trade receivables	$1,429,623	$1,868,090
Less: Allowance for doubtful accounts	(84,000)	(38,000)
Net accounts receivable	$1,345,623	$1,830,090

Accounts receivable are periodically evaluated for collectability based on past credit history with clients. Provisions for losses on accounts receivable are determined on the basis of loss experience, known and inherent risk in the account balance and current economic conditions.

Inventory

Inventory represents raw and blended chemicals and other items valued at the lower of cost or market with cost determined using the first-in first-out method, and with market defined as the lower of replacement cost or realizable value. During the quarter ended September 30, 2013 the Company evaluated the market value of inventory and reduced inventory approximately $214,000.

As of September 30, 2013 and December 31, 2012, inventory consisted of the following:

	September 30, 2013	December 31, 2012

Raw materials	$423,785	$744,149
Finished goods	588,783	1,179,984
Total inventory	$1,012,568	$1,924,133

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

The following table sets forth the fair value hierarchy within our financial assets and liabilities by level that were accounted for at fair value on a recurring basis as of September 30, 2013.

		Fair Value Measurement at September 30, 2013
	Carrying Value at September 30, 2013	Level 1	Level 2	Level 3
Liabilities:
Derivative convertible debt liability	$202,319	$-	$-	$202,319
Derivative warrant liability	$67,121	$-	$-	$67,121
Total derivative liability	$269,440	$-	$-	$269,440

Concentration

The Company has three major customers that together account for 47% of accounts receivable at September 30, 2013 and 36% of the total revenues earned for the period ended September 30, 2013.

	Accounts Receivable	Revenue

Customer A	21%	8%
Customer B	16%	27%
Customer C	10%	1%
	47%	36%

The Company has three vendors that accounted for 16%, 16% and 10% of purchases for the nine months ended September 30, 2013.

The Company has three major customers that together account for 64% of accounts receivable at September 30, 2012 and 78% of the total revenues earned for the period ended September 30, 2012.

	Accounts Receivable	Revenue

Customer A	37%	38%
Customer B	17%	22%
Customer C	10%	18%
	64%	78%

The Company has two vendors that accounted for 68% and 13% purchases for the nine months ended September 30, 2012.

Reclassification

Certain accounts in the prior period were reclassified to conform to the current period’s financial statement presentation.

Note 2 – Going Concern

At September 30, 2013, the Company had cash and cash equivalents of $52,290 and deficit working capital of $5,087,022. The Company believes that its existing capital resources may not be adequate to enable it to execute its business plan. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The Company estimates that it will require additional cash resources during 2013 based on its current operating plan and condition.

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

Note 3 – Factoring Payable

On May 24, 2011, ESP Petrochemicals entered into an accounts receivable financing agreement with Crestmark Commercial Capital Leading, LLC (“Crestmark”) with an initial term of nine months and renewing semi-annually thereafter. The agreement is in the subsequent renewal period. The Company may obtain advances of up to 90% of eligible accounts receivable, subject to a factoring fee of 0.75% per 15 days, with 10% held in a reserve account, which is released to the Company upon payment of the receivable. The agreement is subject to a master note, which limits borrowing to $2,000,000. The master note is payable upon demand, or if no demand is paid, with monthly payments of interest at 1.5%. All outstanding principal plus accrued unpaid interest is due on maturity of the note or when the related invoice is collected. The master note is secured by all inventory, accounts, general intangibles, and equipment of the Company. On March 2, 2012, Crestmark increased the borrowing limit to $3,000,000. On August 1, 2012, Crestmark increased the borrowing limit to $4,000,000. The total borrowing under the agreement at September 30, 2013 and December 31, 2012 was $990,122 and $1,315,931, respectively, with $104,611 and $136,358, respectively, held in restricted cash in the consolidated balance sheets.

Note 4 – Property and Equipment

Property and equipment includes the following at September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012

Plant, property and equipment	$1,354,108	$1,813,884
Vehicles	1,594,305	2,068,292
Equipment under capital lease	955,779	929,466
Office furniture and equipment	59,132	153,187
	3,963,324	4,964,829
Less: accumulated depreciation	(1,625,803)	(1,329,724)
Net property and equipment	$2,337,521	$3,635,105

Depreciation expense for continuing operations was $653,039 and $506,998 and depreciation expense for discontinued operations was $21,418 and $8,688 for the nine month period ended September 30, 2013 and 2012, respectively.

On or around June 11, 2013, the Board of Directors decided to cease operations of its subsidiaries in the United States including ESP Advance Technologies Inc. and ESP Facilities and Pipeline Services Inc. and in Papua New Guinea including but not limited to operations through the joint venture ESP KUJV Limited. The Board determined that certain activities should be closed and that unused assets, principally vehicles and equipment, be sold. The Company estimated the fair value of those assets to be sold if the fair value was less than the net book value and reflected a loss on disposal of $46,850. The fair value of the remaining assets held for sale at September 30, 2013 is $522,233.

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

On June 27, 2013 the Company relocated the Scott Louisiana office and production facility. The unamortized leasehold improvement cost of $18,152 of the Scott, LA facility was charged to amortization of leasehold improvements in the quarter.

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

Note 7 – Convertible Debentures

The following reflect the Convertible debentures for September 30, 2013 and December 31, 2012.

	September 30, 2013	December 31, 2012

On January 27, 2012, the Company received proceeds of $130,000 from the sale of 16% Convertible Subordinated Debentures. On March 1, 2013, June 1, 2013 and September 1, 2013, the Company shall redeem one quarter and one quarter and one half, respectively, of the face value of the balance of the Debentures	$130,000	$130,000
On November 14, 2012, the Company received proceeds of $1,000,000 from the sale of 16% Convertible Subordinated Debentures. Interest is due March 1, 2013, June 1, 2013 and September 1, 2013.	1,000,000	1,000,000

Total	1,130,000	1,130,000
Less debt discount	(420,318)	(1,017,177)
Less current maturities, net of debt discount	(709,682)	(100,164)
Total Long-term convertible debentures	$-	$12,659

On September 30, 2013 the Company agreed with certain of its convertible debenture holders to amend and restate the November 14, 2012 convertible debenture. The September 1, 2013 payment obligation was extended and deferred to $375,000 on December 1, 2013 and $625,000 on March 1, 2014 plus accrued interest; the conversion price was amended and restated to $0.05 from $0.085; the related Warrants exercise price per share of the Common Stock was amended and restated to $0.075 from $0.09. The Company evaluated the application of ASC 470-50, Modifications and Extinguishments and ASC 470-60, Trouble Debt Restructurings by Debtors and concluded that the revised terms constituted a troubled debt restructuring, rather than a debt extinguishment or debt modification. The amended and restated exercise price of the Warrant and Conversion price were valued as derivative instruments and were revalued at the fair market value of the derivative instruments at September 30, 2013, see Note 8. Pursuant to ASC 470-60, if the remaining debt is continued with a modification of terms, it is necessary to compare the total future cash flows of the restructured debt with the carrying value of original debt. If the total future cash flows of the restructured debt exceed the total carrying amount at the time of restructuring, no adjustment is made to the carrying value of the debt. The Company did not change the carrying amount of the debt as the total future cash payments are greater than the carrying value of the note.

On November 14, 2012, the Company received proceeds of $1,000,000 from the sale of 16% Convertible Subordinated Debentures. The Debentures are due on March 1, 2014. The aggregate principal amount of the combined Debentures is One Million Dollars ($1,000,000) with an interest rate of Sixteen Percent (16%) per annum. The interest is payable quarterly on March 1st, June 1st, September 1st, and December 1st, beginning on March 1, 2013. The Debentures are convertible at any time after the original issue date at a conversion price of $0.085 per share, subject to adjustments. The Company recorded a discount from the relative fair value of the conversion feature and the intrinsic value of the conversion option of $421,715. The Company estimated the fair value of these derivatives using a multinomial Distribution (Lattice) valuation model with the following assumptions: stock price of $0.07 on the measurement date; term of 1.5 years; expected volatility between 112% and 159%; and a discount rate of 0.22% accounted for as debt discount, which will be amortized over the term of the loan which expires March 1, 2014. The Company analyzed the conversion option under ASC 815 and determined and recorded a $449,840 derivative liability. The Company, in its sole discretion, may choose to pay interest in cash, shares of Common Stock, or in combination thereof. At the Company’s election, it may, at any time after the Six (6) month anniversary of the Transaction’s closing date, deliver a notice to the holders to redeem all of the then outstanding principal amount of the Debentures for cash. In the event the Company defaults, the outstanding principal amount of the Debentures, plus accrued but unpaid interest, liquidated damages and other amounts owing in respect thereof through the date of acceleration, shall become, at the debenture holders’ election, immediately due and payable in cash.

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

Note 8 – Derivative Liability

On September 30, 2013 the Company agreed with certain of its convertible debenture holders to amend and restate the November 14, 2012 convertible debenture. The September 1, 2013 payment obligation was extended and deferred to $375,000 on December 1, 2013 and $625,000 on March 1, 2014 plus accrued interest; the conversion price was amended and restated to $0.05 from $0.085; the related Warrants exercise price per share of the Common Stock was amended and restated to $0.075 from $0.09.

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

The range of significant assumptions which the Company used to measure the fair value of warrant liabilities (a level 3 input) at September 30, 2013 is as follows:

	Warrant			Debenture

Stock price			$0.02			$0.02
Term (Years)			4.1			0.7
Volatility	123%	-	419%	123%	-	419%
Risk-free interest rate			0.22%			0.63%
Exercise prices	$0.075	to	$0.00649	$0.05	to	$0.0208
Dividend yield			0.00%			0.00%

The Company estimated the fair value of these derivatives using a multinomial Distribution (Lattice) valuation model. The fair value of these warrant liabilities at September 30, 2013 was $269,440 and at December 31, 2012 was $924,243. The change in fair value of derivative liabilities of $654,803 was included in the consolidated statement of operations for the nine months ended September 30, 2013.

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

Warrants issued

The following table reflects a summary of Common Stock warrants outstanding and warrant activity during 2013 and for the nine month period ended September 30, 2013:

	Number of warrants	Weighted Average Exercise Price	Weighted Average Term (Years)

Warrants outstanding at December 31, 2012	57,942,278	0.17	1.20
Granted during the period	150,000	0.15	1.00
Exercised during period	-
Forfeited during the period	-	-
Warrants outstanding at September 30, 2013	58,092,278	$0.17	0.84

The Common Stock warrants expire in years ended December 31 as follows:

Year	Amount

2013	-
2014	2,205,238
2015	43,122,334
2016	1,000,000
2017	11,764,706

Total	58,092,278

In addition to the above and for the nine month period ended September 30, 2013 and 2012 the Company amortized $349,797 and $634,628 of stock based compensation resulting from stock and warrants issued in previous periods.

Stock Option Awards

For the nine month period ended September 30, 2013 the Company did not grant any stock options. The Company has recognized compensation expense of $607,490 and $515,297 on the stock options granted in prior years that vested during the current period for the nine months ended September 30, 2013 and September 30, 2012, respectively. The fair value of the unvested shares is $1,566,328 as of September 30, 2013 with the total unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a weighted-average period of approximately 3 years. The aggregate intrinsic value of these options was $0 at September 30, 2013. Stock based compensation totaled $957,287 and $1,149,925 for the nine months ended September 30, 2013 and 2012, respectively.

Stock option activity summary covering options is presented in the table below:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (years)

Outstanding at December 31, 2012	52,975,000	$0.11	6.58
Granted	-	$-	-
Exercised	-	$-	-
Expired/Forfeited	(45,000)	$0.14	-
Outstanding at September 30, 2013	52,930,000	$0.11	5.06
Exercisable at September 30, 2013	24,862,000	$0.11	5.06
Exercisable at December 31, 2012	24,907,000	$0.11	5.06

Note 10 – Related Party Transactions

As of September 30, 2013 and December 31, 2012, the Company had balances due to related parties as follows:

	September 30, 2013	December 31, 2012
Due to officers	$124,803	$81,501
Due to ESP Enterprises	$55,889	$55,790

On July 10, 2012 the Company granted a total of 14,000,000 options to members of the Board of Directors, the options have a term of 10 years, an exercise price of $0.10 per share and vest at 20% per year and 250,000 options to a member of the Board of Directors, the option has an exercise price of $0.10 per share and vest immediately and used the Black-Scholes method to determine fair value. For the period from grant to September 30, 2013, $365,554 was recorded as stock based compensation.

On July 10, 2012, the Company granted 6,500,000 shares of restricted stock to the Company’s Chief Executive Officer, the shares were valued at $650,000 on the date of the grant. The restricted stock vests at a rate of 20% per year on the anniversary date of the grant and $162,500 was recorded as stock based compensation for the period from the grant date to September 30, 2013.

On November 23, 2012, the Company granted a total of 13,000,000 options to members of the Board of Directors, the options have a term of 10 years, an exercise price of $0.09 per share and vest at 20% every nine months and 1,000,000 options to a member of the Board of Directors, the option has an exercise price of $0.09 per share and vest immediately and used the Black-Scholes method to determine fair value. For the period from grant to September 30, 2013, $613,961 was recorded as stock based compensation.

On June 1, 2013, the Officers agreed to defer a portion of their salaries until such time as cash flow allowed. As of September 30, 2013, $26,667 has been deferred and reflected as a liability due to related parties.

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

ESP recorded the fair value of the guarantee liability at $48,000, which represented the fair value of the note receivable from Aurora and Boreal which ESP would take over from the director. On June 1, 2009 when Aurora and Boreal did not make the required payments on their notes payable to the director, ESP determined that the value of the guarantee liability should be increased to the full face amount of the guaranteed note of $120,000, resulting in a loss on guarantee liability of $72,000 during the year ended December 31, 2010. There have been no changes in the matter during 2011 and 2012 and the nine months ended September 30, 2013 hence the balance remains the same.

Note 12 – Discontinued operations

On or around June 11, 2013, the Board of Directors decided to cease operations of its subsidiaries in the United States including ESP Advance Technologies Inc. and ESP Facilities and Pipeline Services Inc. and in Papua New Guinea including but not limited to operations through the joint venture ESP KUJV Limited. The Board determined that certain activities should be closed and that unused assets, principally vehicles and equipment, be sold. The Company determined this action was a discontinued operation and those activities prior to this action were:

	For the three months ended September 30,			For the nine months ended September 30,
	2013		2012	2013	2012
DISCONTINUED OPERATIONS
Sales, net	$		$376,619	$258,328	$773,973
Cost of goods sold		(1,462)	(289,605)	(124,761)	(445,393)
General and administrative		(12,116)	(88,164)	(333,775)	(408,556)
Potential loss on assets held				(33,390)
Depreciation and amortization			(8,688)	(21,418)	(8,688)

LOSS FROM DISCONTINUED OPERATIONS		$(13,578)	(9,838)	$(255,016)	$(88,664)

 Note 13 – Subsequent event

On October 9, 2013 the Company and one of its trade vendors agreed to convert its existing Accounts Payable balance with that vendor to a secure 5% note in the amount of $ 1,194,979 with monthly payments of $22,551 commencing on October 21, 2013 and continuing to September 21, 2018. The trade vendor agreed to subordinate its position to any provider of new debt, excluding a trade vendor.

On October 21, 2013 the Company and one of its holder of vehicle debt instruments to extend the period by an average of 2 months from the original final monthly payment and will pay $1,343 as extension or late payment penalty fee to the holder of the debt instruments.

The District Court of Caddo Parish, Louisiana entered a judgment in favor of Daniel Spencer and against ESP Advanced Technologies, Inc. on October 17, 2013 for $3,500,000 together with future interest from October 14, 2013, until paid, at a rate of 20% per annum for default after service.

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

Corporate History

We were incorporated on October 27, 2004, in the State of Nevada. Our principal offices are located at 1003 South Hugh Wallis Road Suite G-1 Lafayette, Louisiana 70508.

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

Our first goal is to solve our customers’ problem at the well and optimize drilling or production and, secondly, the sale of product. Typically, our service personnel gathers information at a well and enter this data into the analytical system at each of our four (4) respective district offices located in Rayne, Louisiana; Pharr, Texas; Victoria, Texas and Longview, Texas. The analytical system provides testing parameters and reproduces conditions at the wellhead. This allows our technical team and chemists to design and test a new chemical blend in a very short period of time. In many cases, a new blend may be in service at the well in as little as 24 hours.

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

Continuing Operations for the Nine Month Period Ended September 30, 2013 Compared to Nine Month Period Ended September 30, 2012

The following table summarizes the results of our operations during the nine months ended September 30, 2013 and 2012, and provides information regarding the dollar and percentage increase or (decrease) from 2012 to 2013:

	Nine months Ended September 30,		$ Increase	% Increase
	2013	2012	(Decrease)	(Decrease)
Sales	$7,907,292	$13,578,298	$(5,671,006)	(42)%
Cost of goods sold	4,171,200	7,408,716	(3,237,516)	(44)%
Gross profit	3,736,092	6,169,582	(2,433,490)	(39)%
Total general and administrative expenses	6,665,391	7,143,728	(478,337)	(7)%
Depreciation and amortization expense	653,039	506,998	146,041	29%
Loss on disposal of assets	333,996	(18,415)	352,411
Loss from operations	(3,916,334)	(1,462,729)	(2,453,605)	168%
Total other income (expense)	(490,758)	(578,003)	87,245	(15)%
Net loss from continuing operations	$(4,407,092)	$(2,040,732)	$(2,366,360)	116%

The following table summarizes the results of our operations during the three months ended September 30, 2013 and 2012, and provides information regarding the dollar and percentage increase or (decrease) from 2012 to 2013:

	Three months ended September 30,		$ Increase	% Increase
	2013	2012	(Decrease)	(Decrease)
Sales	$2,382,792	$4,084,840	$(1,702,048)	(42)%
Cost of goods sold	1,301,543	1,958,848	(657,305)	(34)%
Gross profit	1,081,249	2,125,992	(1,044,743)	(49)%
Total general and administrative expenses	1,875,909	2,804,939	(929,030)	(33)%
Depreciation and amortization expense	210,000	185,446	24,554	13%
Loss from disposal of assets	3,440	(10,000)	13,440
Loss from operations	(1,008,100)	(854,393)	(153,707)	18%
Total other income (expense)	(303,424)	(220,661)	(82,763)	38%
Loss from continuing operations	$(1,311,524)	$(1,075,054)	$(236,470)	22%

Sales

Sales were $7,907,292 for the nine months ended September 30, 2013, compared to $13,578,298 for the same period in 2012, a decrease of $5,671,006, or 42%.  The decrease was mainly due to a $6,794,000 decreased sales volume from completion petrochemical sales and services to customers engaged in the hydraulic fracturing of oil and gas wells. This decrease occurred as a result of a slowdown in fracking activity by certain of the Company’s customers in and around the Company’s district office in Arkansas.  In addition, as the Company’s customers shifted their hydraulic fracturing activity to other shale regions where the Company did not have any district offices, the Company was not able to recapture that fracking activity.

Sales were $2,382,792 for the three months ended September 30, 2013, compared to $4,084,840 for the same period in 2012, a decrease of $1,702,048, or 42%.  The decrease was mainly due to a $2,550,000 decreased sales volume from completion petrochemical sales and services to customers engaged in the hydraulic fracturing of oil and gas wells. This decrease occurred as a result of a slowdown in fracking activity by certain of the Company’s customers in and around the Company’s district office in Arkansas.  In addition, as the Company’s customers shifted their hydraulic fracturing activity to other shale regions where the Company did not have any district offices, the Company was not able to recapture that fracking activity.

Cost of Goods Sold and Gross Profit

Cost of goods sold was $4,171,200, or 53% of net sales, for the nine months ended September 30, 2013, compared to $7,408,716 or 55% of net sales, for the same period in 2012.  Gross profit was $3,736,092, or 47% of net sales, for the nine months ended September 30, 2013, compared to $6,169,582, or 45% of net sales, for the same period in 2012.  The 2% increase in gross profit for the nine month period in 2013 is the result of a decline in completion petrochemical sales from customers engaged in the hydraulic fracturing of oil and gas wells that has a lower gross profit margin than production petrochemical products sales.

Cost of goods was $1,301,543, or 55% of net sales, for the three months ended September 30, 2013, compared to $1,958,848 or 48% of net sales, for the same period in 2012.  Gross profit was $1,081,249, or 45% of net sales, for the three months ended September 30, 2013, compared to $2,125,992, or 52% of net sales, for the same period in 2012.

General and Administrative Expenses

General and administrative expenses decreased by $478,348 for the nine months ended September 30, 2013, compared to the same period in 2012.  The decreases were due to the staff and related cost for the Company’s development of an environmental group of approximately $105,000 compared to $0 for the same period in 2013 which operations were discontinued in April 2013, and the expenses related to the Houston office and ESP Facilities and Pipeline Services business compared to the same period in 2012, both of which were discontinued in June 2013.

General and administrative expenses decreased by $929,030 for the three months ended September 30, 2013, compared to the same period in 2012.  The decrease in general and administrative expenses was primarily due to a reduction in legal costs related to the intellectual property suit that was settled in the fourth quarter of 2012.

Net loss from continuing operations

The Company’s net loss from continuing operations increased to $4,407,092 the nine months ended September 30, 2013, as compared to a net loss from continued operation of $2,040,732 for the same period in 2012.  The primary reason for the increase in the net loss was due to a decrease in sales.

The Company’s net loss from continued operations increased to $1,311,524 for the three months ended September 30, 2013, as compared to a net loss from continued operations of $1,075,054 for the same period in 2012.  The primary reason for the increase in the net loss was due to a decrease in sales.

Modified EBITDA

Modified Earnings before interest (including factoring fees), taxes, depreciation amortization and stock-based compensation (Modified EBITDA”) is a non-GAAP financial measure.  We use Modified EBITDA as an unaudited supplemental financial measure to assess the financial performance of our assets without regard to financing methods, capital structures, taxes or historical cost basis; our liquidity and operating performance over time in relation to other companies that own similar assets and that we believe calculate Modified EBITDA in a similar manner; and the ability of our assets to generate cash sufficient for us to pay potential interest costs.  We also understand that such data are used by investors to assess our performance.  However, the term Modified EBITDA is not defined under generally accepted accounting principles and Modified EBITDA is not a measure of operating income, operating performance or liquidity presented in accordance with generally accepted accounting principles. When assessing our operating performance or liquidity, investors should not consider this data in isolation or as a substitute for net income, cash flow from operating activities, or other cash flow data calculated in accordance with generally accepted accounting principles.  Modified EBITDA for the three and nine months ended September 30, 2013 was ($507,478) and ($2,549,394) compared to ($185,827) and $110,130 for the same periods in 2012, changes of ($321,651) and ($2,659,524) respectively.

	Three months ended September 30		Nine months ended September 30,
	2013	2012	2013	2012
Net loss	$(1,325,102)	$(1,084,892)	$(4,662,108)	$(2,129,396)
Add back interest and factoring expense, net of interest income	170,773	198,182	535,995	517,545
Add back depreciation and amortization	210,000	185,446	653,039	506,998
Add back amortization debt discount	209,201	11,128	621,196	65,058
Add back stock-based compensation	300,199	504,309	957,287	1,149,925
Add back change in derivative liability	(72,549)	-	(654,803)	-
Modified EBITDA	$(507,478)	$(185,827)	$(2,549,394)	$110,130

Cash Flow Used by Operating Activities

Operating activities provided cash of $1,123,348 for the nine months ended September 30, 2013, compared to cash of $75,632 for the same period in 2012.  The increase in cash provided by operations during the nine months ended September 30, 2013 was primarily due to an increase in accounts payable, non-cash charges for amortization of debt discount, depreciation and stock based compensation that were partially offset by increases in accounts receivable and inventory.

Cash Flow Used in Investing Activities

Investing activities provided cash of $17,078 for the nine month period ended September 30, 2013, compared to a use of cash of ($763,297) for the nine month period ended September 30, 2012.  The increase in net cash provided in investing activities during the nine months ended September 30, 2013 was a result of the cash provided from vehicle and equipment sales in comparison to the used of cash for the acquisition of new delivery and field service vehicles and the purchase of additional field equipment including storage tanks, containment storage devices, and chemical delivery pumps in the prior period.

Cash Flow Provided by Financing Activities

Financing activities used cash of ($1,158,350) for the nine months period ended September 30, 2013, compared to cash provided of $906,957 for the nine months ended September 30, 2012.  The net use of cash generated from financing activities during the nine months ended September 30, 2013, was a result of repayment of debt, capital leases and factoring advances.

Liquidity and Capital Resources

As of September 30, 2013, our total assets were $5,524,165 and our total liabilities were $9,495,474.  We had cash of $52,290, current assets of $3,113,822, and current liabilities of $8,200,844 as of September 30, 2013.  We had working capital of ($5,087,022) on that date.  We will require additional capital to fund our losses and working capital deficits and to grow our business to recapture our decline in sales.  For this most recent quarter, we remained dependent on our working capital lines and extended credit terms with our vendors to meet our cash requirements.  We expect this situation to continue for the foreseeable future until we are able to raise additional capital on acceptable terms.  While we anticipate further increases in operating cash flows, we will continue to require additional capital through equity financing and/or debt financing, if available, which may result in further dilution in the equity ownership of our shares.  There is still no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock.  Furthermore, we may continue to be unprofitable and/or unable to grow our sales at a level where we can become profitable.

Working Capital

We estimate that our general operating expenses for the next twelve month period will decrease as we focus on reducing expenses and achieving profitability based on our current level of sales.  Professional and consulting fees, administrative salaries, telephone, office and warehouse rent, and ongoing legal, accounting, and audit expenses to comply with our reporting responsibilities as a public company under the Securities Exchange Act of 1934, as amended are expected to remain the same.  Any increase in field operating expenses will be due to increases in field operating personnel, travel and other sales support expenses only as the demands from current and new and existing customers increase.

Cash Requirements

Our plan of operations for the next 12 months involves the growth of our production petrochemical business and to recapture our completion petrochemical business through the expansion of regional sales, and the research and development of new chemical and analytical services.  As of September 30, 2013, our Company had cash of $52,290 and a working capital deficit of $5,087,022.

We incurred a net loss of $4,662,108 for the nine month period ended September 30, 2013.  We estimate that our needs for additional capital to fund our working capital deficits, become current with our vendors and implement our growth plans for the next twelve month period to be $3,000,000 to $5,000,000.  However, if any growth and expansion requires more capital and operating expenses or capital expenditures exceed estimates, we will require additional monies during the next twelve months to execute our business plan.  To date, we have been dependent on debt financing and special payment terms with our vendors to meet our cash requirements.  We expect this situation to continue for the foreseeable future.  There can be no assurance that we will be successful in raising the required additional capital or that actual cash requirements will not exceed our estimates.  These funds may be raised through equity financing and/or debt financing which may result in further dilution in the equity ownership of our shares.  There is still no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock.  Furthermore, we may continue to be unprofitable and/or unable to grow our sales at a level where we can become profitable.

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

Since inception, we have incurred losses and through September 30, 2013 totaling $24,221,274.  Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital on the most commercially reasonable terms through private placements, bank financing and/or advances from related parties or shareholder loans.

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

ITEM 4. – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report, being September 30, 2013, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company’s management, including our President and Chief Executive Officer. Based upon that evaluation, our President and Chief Executive Officer concluded that the company’s disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1. – LEGAL PROCEEDINGS

Breach of Contract

Alfredo Ledesma and Turf Chemistry, Inc. filed a petition complaining of a breach of contract by ESP Resources, Inc., ESP Petrochemicals, Inc. and Gerard Allen Primeaux (collectively “ESP”) on January 23, 2012 in the District Court of Hidalgo County, Texas for an unknown amount. Plaintiffs claim that ESP failed to satisfy the terms of an acquisition agreement entered into whereby ESP agreed to acquire the assets and liabilities of Plaintiffs. The lawsuit is currently in the discovery phase.

Internal Revenue Service

The Internal Revenue Service (“IRS”) has alleged ESP Ventures, Inc. and ESP Petrochemicals, Inc., the Company’s subsidiaries, have failed to pay certain of their payroll taxes. The subsidiaries are working with the IRS to reach a mutually beneficial agreement.

Judgment

The District Court of Caddo Parish, Louisiana entered a judgment in favor of Daniel Spencer and against ESP Advanced Technologies, Inc. on October 17, 2013 for $3,500,000 together with future interest from October 14, 2013, until paid, at a rate of 20% per annum for default after service.

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

ITEM 2. – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. – MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. – OTHER INFORMATION

None.

ITEM 6. - EXHIBITS

(a)	Exhibits

Exhibit Number	Description

1.1	Licensing Agreement with Peter Hughes (incorporated by reference from our Registration Statement on Form SB-2 filed on April 18, 2006)

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on April 18, 2006)

3.2	Amended and Restated Bylaws (incorporated by reference from our Proxy Statement filed on Janary 24, 2013)

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

ESP RESOURCES, INC.

Date: November 18, 2013	By:	/s/ David Dugas
David Dugas
Chief Executive Officer and Director
(Principal Executive Officer)

ESP RESOURCES, INC.

Date: November 18, 2013	By:	/s/ David Dugas
David Dugas
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

ESP RESOURCES, INC.

Date: November 18, 2013	By:	/s/ David Dugas
David Dugas
Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 18, 2013	By:	/s/ Tony Primeaux
Tony Primeaux
Secretary and Director