Form 10-K
period 2013-12-31
ESP Resources, Inc.
filed 2014-04-25
CIK 1346526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to_______
Commission file number 000-52506

ESP RESOURCES, INC.
(Name of small business issuer in its charter)

Nevada	98-0440762
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1003 South Hugh Wallis Road, Suite G-1 Lafayette, Louisiana 70508	70508
(Address of principal executive offices)	(Zip Code)

(832) 342-9131
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $2,602,659.

There were 156,230,249 shares of the Company’s common stock outstanding as of April 21, 2014.

Documents incorporated by reference: None

PART I
ITEM 1 - BUSINESS

This annual report contains forward-looking statements as that term is defined under applicable securities laws. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause the Company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars (USD) and are prepared in accordance with United States generally accepted accounting principles (GAAP).

Any reference herein to “ESP Resources”, the “Company”, “we”, “our” or “us” is intended to mean ESP Resources, Inc., a Nevada corporation, including our subsidiaries unless otherwise indicated.

In this Annual Report, unless otherwise specified, all references to “common shares” refer to the common shares of our capital stock, having a par value of $0.001 per share.

Corporate History

We were incorporated on October 27, 2004, in the State of Nevada. Our principal offices are located at 1003 South Hugh Wallis Road, Suite G-1, Lafayette, Louisiana 70508.

Effective September 28, 2007, we completed a merger with our subsidiary, Pantera Petroleum Inc., a Nevada corporation. As a result, we changed our name from “Arthro Pharmaceuticals, Inc.” to “Pantera Petroleum, Inc.” In addition, effective September 28, 2007, we effected a sixteen-for-one forward stock split of our authorized, issued and outstanding common stock. As a result, our authorized capital increased from 75,000,000 common shares to 1,200,000,000 common shares with the same par value of $0.001. At that time, our issued and outstanding share capital increased from 6,970,909 common shares to 111,534,544 common shares.

In December 2008, the Company entered into an agreement with ESP Resources, Inc., a Delaware corporation (“ESP Delaware”), whereby the Company acquired 100% ownership of ESP Delaware in exchange for 292,682,297 common shares. As a result of this acquisition, we changed our name from “Pantera Petroleum, Inc.” to “ESP Resources, Inc.” On January 27, 2009, we effected a one-for-twenty reverse stock split of our common stock and received a new ticker symbol. The name change and reverse stock split became effective with the OTC Venture Stage Marketplace (OTCQB) at the opening of trading on January 27, 2009 under the new symbol “ESPI”. Our new CUSIP number is 26913L104.

On July 29, 2011 the shareholders decreased the authorized shares of our common stock from 1,200,000,000 shares to 350,000,000 shares and authorized a new class of stock, preferred stock having 10,000,000 shares of stock authorized at $.001 par value.

Our Business

Through our subsidiaries, we manufacture, blend, distribute and market specialty chemicals and analytical services to the oil and gas industry and provide services for the upstream, midstream and downstream sectors of the energy industry, including new construction, major modifications to operational support for onshore and offshore production, gathering, refining facilities and pipelines designed to optimize performance and increase operators’ return on investment.

ESP Petrochemicals, Inc.

Through our wholly owned subsidiary ESP Petrochemicals, Inc. (“ESP Petro”), we offer analytical services and essential custom-blended oil and gas well chemicals which improve production yields and overall efficiencies. Our mission is to provide applications of surface chemistry to service all facets of the fossil energy business via a high level of innovation. We focus our efforts on solving problems at the drilling site or well with a complex integration of chemicals and methods to achieve the highest level of quality petroleum output. Constant management of our chemical applications at the drilling site or well, continuous monitoring of the productivity and outflow levels of oil and gas, responding to customers’ changing demands and applying our skills as chemical formulators enable us to measure the impact we have in our business.

ESP Petro acts as a manufacturer, distributor and marketer of specialty chemicals and supply specialty chemicals for a variety of oil and gas field applications including killing bacteria, separating suspended water and other contaminants from crude oil, separating the oil from the gas, pumping enhancement, pumping cleaning, as well as a variety of fluids and additives used in the drilling and production process. At each well that is in production, there exist a number of factors that make each site unique. These include the depth of the producing formation, the bottom-hole temperature of the producing well, the size of the well head through which the producing fluids flow, the size and pressure ratings of the production equipment, including the separators, heater-treaters, compression equipment, size of production tubulars in the wellbore, size of the storage tanks on the customers’ location, and pressure ratings of the sales lines for the oil and gas products. Wells that are operating short distances from each other in the same field can have very different characteristics. This variance in operating conditions, chemical makeup of the oil, and the usage of diverse equipment requires a very specific chemical blend to be used if maximum drilling and production well performance is to be attained.

Our customer base is generally comprised of oil and gas exploration companies that plan, finance, drill and operate wells through the point of full depletion. Of the various stages involved in the development of an oil and gas well, we offer our products and services to our customers in principally two main areas: completion petrochemicals and production petrochemicals.

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

Our first goal is to solve our customers’ problem at the well and optimize drilling or production and, secondly, the sale of our products. Typically, our service personnel gather information at a well and enter the data into the analytical system at each of our six respective district offices located in Scott, Louisiana; Pharr, Texas; Victoria, Texas; Guy, Arkansas; Longview, Texas; and Marlow, Oklahoma. The analytical system provides testing parameters and reproduces conditions at the wellhead. This allows our technical team and chemists to design and test a new chemical blend in a very short period of time. In many cases, a new blend may be in service at the well in as little as 24 hours.

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

Discontinued operations

On June 11, 2013, the board of directors resolved to discontinue operations of various subsidiaries, including ESP Facility and Pipeline Services, Inc., ESP Advanced Technologies, Inc., ESP KUJV Limited Joint Venture and ESP Marketing Group LLC (collectively, the “Discontinued Subsidiaries”). The Discontinued Subsidiaries were not wholly-owned by the Company and, in accordance with the decision to discontinue of operations, no longer receive financial or management support. The Company reflected 100% of the losses related to the subsidiaries in its results from discontinued operations.

Competition

The Company currently shares market distribution with several, significantly larger participants, including Baker Petrolite (a Baker Hughs company), Nalco Energy Services (an Ecolab company), Champion Technologies, Inc., X-Chem, CESI Chemicals, Inc., BJ Services (a Baker Hughes company) and Multi-Chem Group (a Halliburton company). There are also many small to medium sized businesses that are regionally located. To be competitive in the industry, we need to continually enhance and update our chemical processes and technologies to address the evolving needs of our customers for increased production efficiency. We continue to allocate resources toward the development of new chemical processes to maintain the efficacy of our technology and our ability to compete so that we can continue to grow our business.

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

Government Approval and Regulation

We are subject to federal, state and local environmental laws, rules, regulations, and ordinances, including those concerning emissions and discharges, and the generation, handling, storage, transportation, treatment, disposal and import and export of hazardous materials (collectively, “Environmental Laws”). The operation of the Company’s facilities and the distribution of chemical products entail risks under Environmental Laws, many of which provide for substantial remediation costs in the event of discharges of contaminants and fines and sanctions for violations. Violations of Environmental Laws could result in the imposition of substantial criminal fines and penalties against the Company and their officers and employees in certain circumstances. The costs associated with responding to civil or criminal matters can be substantial. Also, significant civil or criminal violations could adversely impact the Company’s marketing ability in the region served by the Company. Compliance with existing and future Environmental Laws may require significant capital expenditures by the Company, although we do not anticipate having to expend significant resources to comply with any governmental regulations applicable to our current operations.

We are required to obtain licenses and permits from various governmental authorities in connection with our operations. We anticipate that we will be able to obtain all necessary licenses and permits to carry on the activities which we intend to conduct, and that we intend to comply in all material respects with the terms of such licenses and permits. However, there can be no guarantee that we will be able to obtain and maintain, at all times, all necessary licenses and permits required to undertake our proposed exploration and development or to place our properties into commercial production. In the event that we proceed with our operation without necessary licenses and permits, we may be subject to large fines and possibly even court orders and injunctions to cease operations.

Oil and gas operations are subject to federal and state laws and regulations that seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment. Furthermore, oil and gas operations in the United States are subject to federal and state laws and regulations concerning the construction and operation of facilities, the use of water in industrial processes, the removal of natural resources from the ground and the discharge/release of materials into the environment.

We are also subject to the laws and regulations that are generally applicable to business operations, such as business licensing requirements, income taxes and payroll taxes.

There can be no assurance that past or future operations will not result in the Company incurring material environmental liabilities and costs or that compliance with Environmental Laws will not require material capital expenditures by the Company, each of which could have a material adverse effect on the Company’s results of operations and financial condition.

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

Number of Employees

On December 31, 2013, we had 39 full-time employees. We expect to increase the number of employees as we implement our business objectives and expand our management team. None of our employees are represented by a labor union or covered by a collective bargaining agreement. The management of the Company is comprised of a team of highly skilled and experienced professionals, and we focus on training and professional development for all levels of employees and on hiring additional experienced employees.

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

Demand for our oil and gas field specialty chemical products and services depends in large part upon the level of exploration and production of oil and gas and the industry’s willingness to spend capital on environmental and oil and gas field services, which in turn depends on oil and gas prices, expectations about future prices, the cost of exploring for, producing and delivering oil and gas, the discovery rate of new oil and gas reserves and the ability of oil and gas companies to raise capital. Domestic and international political, military, regulatory and economic conditions also affect the industry.

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

Our specialty chemical business is subject to federal, state and local environmental laws, rules, regulations, and ordinances, including those concerning emissions and discharges, and the generation, handling, storage, transportation, treatment, disposal and import and export of hazardous materials (“Environmental Laws”). The operation of the Company’s facilities and the distribution of chemical products entail risks under Environmental Laws, many of which provide for substantial remediation costs in the event of discharges of contaminants and fines and sanctions for violations. Violations of Environmental Laws could result in the imposition of substantial criminal fines and penalties against the Company and their officers and employees in certain circumstances. The costs associated with responding to civil or criminal matters can be substantial. Also, significant civil or criminal violations could adversely impact the Company’s marketing ability in the region served by the Company. Compliance with existing and future Environmental Laws may require significant capital expenditures by the Company.

There can be no assurance that past or future operations will not result in the Company incurring material environmental liabilities and costs or that compliance with Environmental Laws will not require material capital expenditures by the Company, each of which could have a material adverse effect on the Company’s results of operations and financial condition. The Company knows of no existing contamination sites where the company supplies petrochemicals for their current customer locations. The title for the chemicals that we supply to our customer base passes from us to the customer upon delivery of the chemical to the customer location. We have insurance that covers accidental spillage and cleanup at our blending location and for transportation to the customer location; however, the customer is responsible for the integrity of the chemical once the chemical blend is delivered to the receiving point of the customer.

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

The Company will maintain insurance coverage in the amounts and against the risks it believes are in accordance with industry practice, but this insurance will not cover all types or amounts of liabilities. The Company currently has spillage, transportation, and handling insurance. No assurance can be given that this insurance will be adequate to cover all losses or liabilities the Company may incur in its operations or that the Company will be able to maintain insurance of the types or at levels that are adequate or at reasonable rates.

Any change to government regulation/administrative practices may have a negative impact on our ability to operate and/or our profitability.

The laws, regulations, policies or current administrative practices of any government body, organization or regulatory agency in the United States or any other jurisdiction, may be changed, applied or interpreted in a manner which will fundamentally alter the ability of the Company to carry on our business. The continued media attention toward the use of hydraulic fracturing of oil & gas wells by our customers could adversely impact governmental regulations in the states in which we provide our fracking chemicals and have a negative impact on our business.

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

As of December 31, 2013, we had a total of 84 customers, three of which were major customers that together accounted for 50% of accounts receivable and 47% of the total revenues earned for the year ended December 31, 2013. The loss of one or more of our major customers would have a serious material negative economic impact on the Company and our ability to continue. There is no guarantee that we could replace one of these customers and if we were able to replace them, there is no guarantee that the revenues would be equal.

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

From inception through to December 31, 2013, we have incurred aggregate losses of $24,796,943. To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred losses totaling $5,237,777 for the year ended December 31, 2013. As of December 31, 2013, we had negative working capital of $5,331,030. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the general economic cycle, the market price of oil and gas and exploration and development costs. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that costs increase beyond our expectations, such as cost of products sold or research and development cost, or we encounter greater costs associated with general and administrative expenses or offering costs.

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

We have never declared nor paid any cash dividends or distributions on our capital stock. We currently intend to retain our future earnings, if any, to support operations and to finance expansion and therefore we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

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

RISKS RELATED TO OUR COMMON STOCK

Our stock is a penny stock. Trading of our stock may be restricted by the Securities and Exchange Commission’s penny stock regulations that may limit a stockholder’s ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 3a51-1, which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, including Rule 15g-9 promulgated under the Securities Act of 1934, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

The Financial Industry Regulatory Authority, or FINRA, has adopted sales practice requirements that may also limit a stockholder’s ability to buy and sell our stock.

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

Our common stock may be negatively impacted by factors that are unrelated to our operations.

Our common stock currently trades on a limited basis on the OTC Venture Stage Marketplace (OTCQB). Trading of our stock through the OTCQB is highly volatile. There is no assurance that a sufficient market will continue develop in our stock, in which case it could be difficult for shareholders to sell their stock. The market price of our common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of our competitors, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

The market for penny stocks has experienced numerous frauds and abuses that could inadvertently and adversely impact investors in our stock.

The Company is aware that that the market for penny stocks has suffered from patterns of fraud and abuse. Such patterns include:

●	Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;
●	Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;
●	“Boiler room” practices involving high pressure sales tactics and unrealistic price projections by sales persons;
●	Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and
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

The Sarbanes-Oxley Act of 2002, as well as rule changes proposed and enacted by the SEC, the New York and American Stock Exchanges and the NASDAQ Stock Market, requires the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities that are listed on those exchanges or the NASDAQ Stock Market. Because we are not presently required to comply with many of the corporate governance provisions and because we chose to avoid incurring the substantial additional costs associated with such compliance any sooner than legally required, we have not yet adopted these measures.

As of December 31, 2013, the Company did not have an independent directors. We do not currently have independent audit or compensation committees. Currently, our by-laws only allow for a total of three directors. As a result, these directors have the ability, among other things, to determine their own level of compensation. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest, if any, and similar matters and investors may be reluctant to provide us with funds necessary to expand our operations.

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

ITEM 1B - UNRESOLVED STAFF COMMENTS

There are no unresolved staff comments.

ITEM 2 - PROPERTIES

We currently own no real property and lease our office space.

Our principal executive offices are located at 1003 South Hugh Wallis Road Suite G-1 Lafayette, Louisiana 70508. Our telephone number is (832) 342-9131. Currently, we service our customers out of four district offices, which are all under lease. We have long-term leases for various district offices in Victoria, Texas; Pharr, Texas; Longview Texas and Rayne, Louisiana. These leases have remaining terms from February 2015 to June 2023 with monthly rent ranging from $2,400 to $11,800, with an aggregate monthly rent of $30,150.

On June 1, 2013 the Company entered into a ten-year lease requiring monthly payment of $8,750 for our primary production facility in Rayne, Louisiana. The Company has the option to purchase the property for five years commencing one year after lease execution. The purchase option price will be for $100,000 above the lessor’s full cost of ownership for the first two years of the option, and increase by $50,000 per year for the third through fifth year of the option term.

On June 27, 2013 the Company relocated the Scott, Louisiana office and production facility to a different leased facility in Rayne, Louisiana. The unamortized leasehold improvement cost of $18,152 of the Scott, Louisiana facility was charged to amortization of leasehold improvements in the quarter.

On August 15, 2012 the Company entered into a five-year lease requiring a monthly payment ranging from $11,083 to $11,775 for our office in The Woodlands, Texas. On June 7, 2013 the Company subleased the Company’s Houston, Texas office, improvements and certain equipment to a non-related third party for monthly payments of $12,939. The sublease became effective July 1, 2013, with the term of the sublease coinciding with the original lease by the Company. The Company determined the remaining lease cost plus amortization and depreciation on the remaining leasehold improvements and equipment exceeded the sublease income by $274,555 and reflected a loss on disposal.

ITEM 3 - LEGAL PROCEEDINGS

Turf Chemistry

In April, 2014 the Company reached Preliminary agreement with the former owner of Turf Chemistry. As part of the agreement the company agreed to consideration of $150,000 of which $75,000 will be paid on or before April 25, 2014, the remaining payment will be $7,500 per month starting on May 1, 2014 through February 1, 2015. In addition the Company agreed to pay the remaining amount of a loan on one of the Turf assets, net of proceeds from the eventual sale of that same asset and up to $5,000 for closure costs of the Turf entity. The Company estimates the net contingent payable of $181,437 and had recorded a settlement of lawsuit cost of $150,000 for the year ended December 31, 2013.

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

The District Court of Caddo Parish, Louisiana entered a judgment in favor of Daniel Spencer and against ESP Advanced Technologies, Inc. on October 17, 2013 for $3,500,000 together with future interest from October 14, 2013, until paid, at a rate of 20% per annum for default after service. All of the operations of ESP Advanced Technologies, Inc. were discontinued on June 11, 2013. The Company believes this judgment is without merit and will vigorously defend it. The Company does not consider the potential for loss to be probable. Accordingly, the judgment amount was not accrued as of December 31, 2013.

We know of no other material, active or pending legal proceedings against the Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common shares were approved for quotation on the OTC Venture Stage Marketplace (OTCQB) (formerly known as the OTC Bulletin Board) on April 16, 2007, and are currently quoted for trading on the OTCQB under the symbol “ESPI”. The following quotations obtained from the OTCQB reflect the high and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission an may not represent actual transactions. The high and low bid prices of our common stock for the periods indicated below are as follows:

	OTCQB(1)
Quarter Ended	High	Low
December 31, 2013	$0.03	$0.01
September 30, 2013	$0.02	$0.01
June 30, 2013	$0.07	$0.02
March 31, 2013	$0.09	$0.01
___________
(1)
OTCQB quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions. The transfer agent and registrar for our common stock is American Stock Transfer and Trust Company, LLC. As of the date of this report, we had approximately 200 shareholders of record, not including those common shares held in street name.

Dividend Policy

As of the date of this filing, the Company has paid no cash dividends to holders of our common stock. We anticipate that the Company’s future earnings will be retained to finance the continuing development of our business. The payment of any future dividends will be at the discretion of the Company’s board of directors and will depend upon, among other things, future earnings, any contractual restrictions, the success of business activity, regulatory and corporate law requirements and the general financial condition of the Company.

Stock Option Awards

We did not grant any options during the year ended December 31, 2013.

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

Stock option activity summary covering options is presented in the table below:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (years)
Outstanding at December 31, 2011	25,600,000	$0.14	9.02
Granted	28,250,000	0.10	9.72
Exercised	-	-	-
Expired/Forfeited	(875,000)	0.14	8.58
Outstanding at December 31, 2012	52,975,000	0.12	8.92
Granted	-	-	-
Exercised	-	-	-
Expired/Forfeited	(45,000)	0.14	7.58
Outstanding at December 31, 2013	52,930,000	$0.12	7.92
Exercisable at December 31, 2013	34,530,000	$0.13	7.62
Exercisable at December 31, 2012	24,907,000	$0.13	8.43

The 28,250,000 options that were granted during 2012 had a weighted average grant-date fair value of $0.10 per share.

During the year ended December 31, 2013, the Company recognized stock-based compensation expense of $783,815 related to stock options. As of December 31, 2013, there was approximately $1,390,003 of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over the remaining vesting period. The aggregate intrinsic value of these options was $0 at December 31, 2013.

During the year ended December 31, 2012, the Company recognized stock-based compensation expense of $1,018,708 related to stock options. As of December 31, 2012, there was approximately $2,143,271 of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over the remaining vesting period. The aggregate intrinsic value of these options was $123,200 at December 31, 2012.

The fair value of the options granted during the years ended December 31, 2012 was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

2012
Market value of stock on grant date	$0.08 - 0.10
Risk-free interest rate (1)	0.27% - 0.63%
Dividend yield	0.00%
Volatility factor	183% - 188%
Weighted average expected life (2)	4 years
Expected forfeiture rate	0.00%
__________
(1)	The risk-free interest rate was determined by management using the U.S. Treasury zero-coupon yield over the contractual term of the option on date of grant.
(2)	Due to a lack of stock option exercise history, the Company uses the simplified method under SAB 107 to estimate expected term.

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

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2013 about the securities issued, or authorized for future issuance, under our equity compensation plans, including the 2011 Stock Option and Incentive Plan:

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None

ITEM 6 - SELECTED FINANCIAL DATA

This selected financial data should be read in conjunction with “Management's Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 of this Annual Report on Form 10-K, which includes information concerning significant trends in the financial condition and results of operations.

Selected Historical Data
	December 31,
	2013	2012
Total Assets	$6,010,938	$8,273,153
Total Liabilities	$10,321,548	$8,539,641
Total Stockholders’ Deficit	$(4,313,610)	$(266,488)
Working Capital Deficit	$(5,331,030)	$(2,596,895)
Revenues (1)	$10,591,111	$16,987,213
Loss from Continuing Operations (1)	$(4,872,356)	$(4,978,511)
Net Loss	$(5,237,777)	$(5,081,732)

(1) Reflects the results from continuing operations for each of the years ended December 31, 2013 and 2012.

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Result of Operations

Year ended December 31, 2013 as Compared to Year ended December 31, 2012

The following table summarizes the results of our operations during years ended December 31, 2013 and 2012.

	Year Ended December 31,	Year Ended December 31,	Increase	% Increase
	2013	2012	(Decrease)	(Decrease)
Continuing operations:
Revenue	$10,591,111	$16,987,213	$(6,396,102)	(38)%
Cost of goods sold	5,186,517	9,393,857	(4,207,340)	(45)%
Gross profit	5,404,594	7,593,356	(2,188,762)	(29)%
General and administrative expenses	8,016,259	10,776,925	(2,760,666)	(26)%
Depreciation	831,642	695,949	135,693	19%
Loss (Gain) on disposal of assets	460,730	(18,415)	479,145	2,602%
Loss from operations	(3,904,037)	(3,861,103)	(42,934)	1%
Total other expense	(968,319)	(1,117,408)	149,089	(13)%
Net loss from continuing operations	(4,872,356)	(4,978,511)	106,155	(2)%
Net loss from discontinued operations	(365,421)	(103,221)	(262,200)	254%
Net loss	$(5,237,777)	$(5,081,732)	$(156,045)	3%

Revenues

Revenue from continuing operations for the year ended December 31, 2013 was $10,591,111, compared to $16,987,213 for the same period in 2012, a decrease of $6,396,102, or 38%. The decrease was primarily due to a decrease in sales volume petrochemical sales and services to customers engaged in the hydraulic fracturing of oil and gas wells in Northern Arkansas district.

Gross Profit

The Company’s gross profit from continuing operations, as a percentage of revenue for the year, was 51% compared to 45% for the same period in 2012, an increase of 6%. The increase in gross margin results from of an increased portion of our business from production petrochemical sales which have a higher gross profit margin of 54% compared to completion chemicals 40% gross profit margin.

General and Administrative Expenses

General and administrative expenses decreased by $2,760,666, or 26% for the year, compared to the same period in 2012. The decrease in expenses for the year is primarily due to the reduction of the Company’s operating personnel from 52 to 39 employees and in the calendar year 2013 the Company spent $714,000 on evaluating certain international opportunities, compared to $1,167,000 in the calendar year 2012, approximately. In addition, the Company incurred $700,000 in legal fees as a result of certain litigations in 2012, namely the trade secret infringement lawsuit that the Company initiated in March 2012 to protect the Company’s trade secrets. There were no comparable amounts in the current fiscal year.

The stock-based compensation included in the general and administrative expenses was $1,177,697 and $2,482,678 for the years ended December 31, 2013 and 2012, respectively.

The Company recognized a loss on disposal of assets in 2013 of $327,174 and an impairment loss on assets held for sale of $133,556, representing the closure cost of the former corporate offices in The Woodlands, Texas and anticipated loss on assets held for sale. There were no comparable amounts in the prior fiscal year.

Net Loss

Net loss for the year ended December 31, 2013 was $5,237,777, an increase of $156,045 compared to a loss of $5,081,732 for the same period in 2012. The primary reason for the increase in the net loss was as a result of increase in change in loss from discontinued operations of $365,421 compared to $103,221 for the years ended December 31, 2013 and December 2012, respectively.

Modified EBITDA

Modified Earnings before interest (including factoring fees), taxes, depreciation amortization and stock-based compensation (“Modified EBITDA”) is a non-GAAP financial measure. We use Modified EBITDA as an unaudited supplemental financial measure to assess the financial performance of our assets without regard to financing methods, capital structures, taxes or historical cost basis; our liquidity and operating performance over time in relation to other companies that own similar assets and that we believe calculate Modified EBITDA in a similar manner; and the ability of our assets to generate cash sufficient for us to pay potential interest costs, for comparability 2011 results have been restated to reflect factoring cost. We also understand that such data are used by investors to assess our performance. However, the term Modified EBITDA is not defined under generally accepted accounting principles and Modified EBITDA is not a measure of operating income, operating performance or liquidity presented in accordance with generally accepted accounting principles. When assessing our operating performance or liquidity, investors should not consider this data in isolation or as a substitute for net income, cash flow from operating activities, or other cash flow data calculated in accordance with generally accepted accounting principles. Modified EBITDA increased from a loss of $766,557 for the year ended December 31, 2012 to a loss of $2,393,063 for the year ended December 31, 2013 and is calculated as follows:

	Year Ended December 31, 2013	Year Ended December 31, 2012

Net loss	$(5,237,777)	$(5,081,732)
Add back interest expense and factoring fees, net of interest income	1,287,964	829,130
Add back depreciation	831,642	695,949
Add back stock-based compensation	1,177,697	2,482,678
(Deduct) Add back change in fair value of derivative liabilities	(766,923)	293,843
Add back loss on extinguishment of debt	310,767	-

Modified EBITDA	$(2,396,630)	$(780,132)

Liquidity and Capital Resources

Cash

As of December 31, 2013, we had $5,757 of cash and cash equivalents, as compared to $70,214 as of December 31, 2012.

Cash Flow

The cash flow for the years ended December 31, 2013 and 2012 are summarized below:

	Years Ended December 31,
	2013	2012

Net cash provided by (used in) operating activities	$1,308,182	$(157,928)
Net cash used in investing activities	(47,472)	(828,977)
Net cash (used in) provided by financing activities	(1,325,167)	930,663
Net decrease in cash	$(64,457)	$(56,242)

Cash inflow from operations during the year ended December 31, 2013 amounted to $1,308,182 as compared to net cash outflows from operations of $157,928 in the same period of 2012. The increase in cash inflow was due primarily to the decrease in inventory, accounts receivable and prepaid expenses.

Our cash outflows used in investing activities during the year ended December 31, 2013 amounted to $47,472 as compared to $828,977 in the same period of 2012. Cash outflows for the purchase of fixed assets decreased to $201,774 as compared to $907,317 from the calendar year ended December 2012; the proceeds from the sale of vehicles and equipment for the year ended December 31, 2013 increased to $131,533 compared to $22,500 for the same period in 2012.

Our cash outflows from financing activities amounted to $1,325,167 in the year ended December 31, 2013 as compared to a cash inflow of $930,663 in the same period of 2012.  The primary change was due to the increase in payments on short term debt and reduced borrowings..

Working Capital

We estimate that our general operating expenses for the next twelve month period will remain the same as compared to the levels of 2013 for such items as professional and consulting fees, salaries, travel, telephone, office and warehouse rent, and ongoing legal, accounting, and audit expenses to comply with our reporting responsibilities as a public company under the United States Exchange Act of 1934, as amended. Any increase in general operating expenses will be due to increases in field operating personnel as the demands from current and new customers increase.

As of December 31, 2013, we had a working capital deficit of $5,331,030. We will require additional funds to implement our growth strategy. To date, we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. Even though we anticipate our net loss and negative cash flows to lessen over the coming quarters, we anticipate that we will have to continue to fund our net loss through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is still no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Furthermore, we may continue to be unprofitable.

Cash Requirements

Our plan of operations for the next 12 months involves the growth of our completion and production petrochemical business through the expansion of district offices, regional sales and analytical services to new and existing customers. We estimate that our needs for additional capital for the next twelve month period to be $3,000,000. However, if our operating expenses or capital expenditures exceed estimates, we will require additional monies during the next twelve months to execute our business plan. As of December 31, 2013, the Company had cash of $5,757 and a working capital deficit of $5,331,030. We incurred a net loss of $5,237,777 for the year ended December 31, 2013.

We can offer no assurance that the Company will generate cash flow sufficient to achieve profitable operations or that our expenses will not exceed our projections. There are no assurances that we will be able to obtain funds required for our continued operation. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease the operation of our business.

Going Concern

Due to our net losses, negative cash flow and negative working capital, our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern in their report on our audited financial statements for the year ended December 31, 2013.

We have historically incurred losses, and through December 31, 2013 have incurred losses of $24,796,943 since our inception. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, public offerings, bank financing and/or advances from related parties or shareholder loans.

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

Off-Balance Sheet Arrangements

The Company has no outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. The Company does not engage in trading activities involving non-exchange traded contracts.

Application of Critical Accounting Policies

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying disclosures of the Company. Although these estimates are based on management’s knowledge of current events and actions that the Company may undertake in the future, actual results may differ from such estimates.

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

As of December 31, 2013, we have not incurred any environmental expenditures.

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

ITEM 7A - QUANTITATIVE AND QUALITIATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company, as that term is defined in Rule 12b-2 of the Exchange Act of 1934, and are not required to provide the information required by this Item.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
ESP Resources, Inc.
The Woodlands, Texas

We have audited the accompanying consolidated balance sheets of ESP Resources, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2013 and 2012, and the consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ESP Resources, Inc. and its subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, The Company has incurred net losses through December 31, 2013 and has a working capital deficit as of December 31, 2013. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 2. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/MaloneBailey, LLP

www.malone-bailey.com
Houston, Texas
April 24, 2014

ESP Resources, Inc.
Consolidated Balance Sheets

	December 31, 2013	December 31, 2012
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,757	$70,214
Restricted cash	113,589	136,358
Accounts receivable, net of allowance for doubtful accounts	1,747,712	1,830,090
Inventory	1,170,900	1,924,133
Prepaid expenses	360,378	571,716
Total current assets	3,398,336	4,532,511

Assets held for sale	216,092	-
Property and equipment, net of accumulated depreciation of $1,836,493 and $1,329,724, respectively	2,330,638	3,635,105
Other assets	65,872	105,537

Total assets	$6,010,938	$8,273,153

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$2,662,087	$2,422,470
Net liabilities from discontinued operations	90,792	-
Factoring payable	1,093,593	1,315,931
Accrued expenses	1,153,455	478,278
Due to related parties	475,172	137,291
Contingent consideration payable	181,437	-
Guarantee liability	120,000	120,000
Short-term debt	376,265	403,874
Current maturities of convertible debentures, net of unamortized discounts	875,760	100,164
Current maturities of debt - vendor deferred payment	348,466	120,000
Current maturities of long-term debt	858,002	871,112
Current portion of capital lease obligation	230,462	236,043
Derivative liabilities	263,875	924,243
Total current liabilities	8,729,366	7,129,406

Long-term debt (less current maturities)	463,168	790,865
Long-term debt - vendor deferred payment (less current maturities)	1,064,954	274,751
Long-term convertible debentures, net of unamortized discounts	-	12,659
Capital lease obligations (less current maturities)	50,060	277,523
Contingent consideration payable	-	31,437
Deferred lease cost	17,000	23,000
Total liabilities	10,324,548	8,539,641

STOCKHOLDERS' DEFICIT
Preferred stock - $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock - $0.001 par value, 350,000,000 shares authorized, 156,230,249 and 150,830,249 shares issued and outstanding	156,231	150,831
Additional paid-in capital	20,328,102	19,142,847
Subscription receivable	(1,000)	(1,000)
Accumulated deficit	(24,796,943)	(19,559,166)
Total stockholders' deficit	(4,313,610)	(266,488)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$6,010,938	$8,273,153

The accompanying notes are an integral part of these consolidated financial statements.

ESP Resources, Inc.
Consolidated Statements of Operations

	Years Ended December 31,
	2013	2012

SALES, NET	$10,591,111	$16,987,213
COST OF GOODS SOLD	5,186,517	9,393,857

GROSS PROFIT	5,404,594	7,593,356

OPERATING EXPENSES
General and administrative	8,016,259	10,776,925
Depreciation	831,642	695,949
Impairment on assets held for sale	133,556	-
Loss (Gain) on disposal of assets	327,174	(18,415)

LOSS FROM OPERATIONS	(3,904,037)	(3,861,103)

OTHER INCOME (EXPENSE)
Interest expense	(1,030,718)	(336,385)
Factoring fees	(257,260)	(494,302)
Other income	13,489	5,565
Interest income	14	1,557
Change in fair value of derivative liabilities	766,923	(293,843)
Contingent cost of Turf settlement	(150,000)	-
Loss on extinguishment of debt	(310,767)	-
Total other expense	(968,319)	(1,117,408)

NET LOSS FROM CONTINUING OPERATIONS	(4,872,356)	(4,978,511)

NET LOSS FROM DISCONTINUED OPERATIONS	(365,421)	(103,221)

NET LOSS	$(5,237,777)	$(5,081,732)

NET LOSS PER SHΑRE (basic and diluted) from discontinued operations	$(0.00)	$(0.00)
NET LOSS PER SHΑRE (basic and diluted) from continuing operations	$(0.03)	$(0.04)
NET LOSS PER SHARE (basic and diluted)	$(0.03)	$(0.04)

WEIGHTED AVERAGE SHARES OUTSTANDING (basic and diluted)	153,105,728	125,045,865

The accompanying notes are an integral part of these consolidated financial statements.

ESP Resources, Inc.
Statement of Stockholders’ Equity (Deficit)
For the Years Ended December 31, 2013 and 2012

			Additional
	Common Stock		Paid-in	Subscription	Accumulated
	Shares	Par Value	Capital	Receivable	Deficit	Total
Balances, December 31, 2011	110,000,008	$110,000	$15,115,452	$(1,000)	$(14,477,434)	$747,018

Stock-based compensation	22,284,616	22,286	2,486,689	-	-	2,508,975

Shares issued for cash	1,195,625	1,195	123,805	-	-	125,000

Shares issued with private placement	13,350,000	13,350	1,054,650	-	-	1,068,000

Shares issued with notes payable	4,000,000	4,000	295,600	-	-	299,600

Debt discounts due to beneficial conversion features and warrants	-	-	71,291	-	-	71,291

Fees paid on issuance of private placement	-	-	(4,640)	-	-	(4,640)

Net loss	-	-	-	-	(5,081,732)	(5,081,732)

Balances, December 31, 2012	150,830,249	150,831	19,142,847	(1,000)	(19,559,166)	(266,488)

Stock-based compensation	5,250,000	5,250	1,172,447	-	-	1,177,697

Shares and warrants issued with debt	150,000	150	12,808	-	-	12,958

Net loss	-	-	-	-	(5,237,777)	(5,237,777)

Balances, December 31, 2013	156,230,249	$156,231	$20,328,102	$(1,000)	$(24,796,943)	$(4,313,610)

The accompanying notes are an integral part of these consolidated financial statements.

ESP Resources, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,237,777)	$(5,081,732)
Adjustments to reconcile net loss to net cash used for operating activities:
Amortization of debt discounts and deferred financing costs	585,142	105,764
Loss (Gain) on disposal of assets	327,174	(18,415)
Impairment on assets held for sale	133,556	-
Depreciation	831,642	709,524
Bad debt expense	60,000	61,112
Stock and warrant based compensation	1,177,697	2,482,678
Change in fair value of derivative liabilities	(766,923)	293,843
Loss on extinguishment of debt	310,767	-
Changes in operating assets and liabilities:
Accounts receivable	22,047	29,731
Inventory	753,233	(352,244)
Prepaid expenses	503,565	254,001
Other assets	8,068	(74,240)
Accounts payable	1,430,933	1,324,245
Accrued expenses	681,177	46,800
Accrued expense to related parties	337,881	61,005
Contingent consideration payable	150,000	-
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	1,308,182	(157,928)

CASH FLOWS FROM INVESTING ACTIVITIES
Restricted cash	22,769	55,840
Proceeds from the sale of vehicles and equipment	131,533	22,500
Purchase of fixed assets	(201,774)	(907,317)
CASH USED IN INVESTING ACTIVITIES	(47,472)	(828,977)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowing on debt	50,150	1,060,000
Borrowing on short-term debt	150,000	-
Repayment of long-term debt	(569,934)	(513,068)
Repayment of capital leases	(263,209)	(165,393)
Repayment of short-term debt	(469,836)	(312,882)
Net factoring advances	(222,338)	(326,354)
Proceeds from sales of units in private placement, net	-	1,063,360
Proceeds from sale of stock	-	125,000
CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(1,325,167)	930,663

NET CHANGE IN CASH	(64,457)	(56,242)
CASH AT BEGINNING OF PERIOD	70,214	126,456
CASH AT END OF PERIOD	$5,757	$70,214

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest and factoring cost	$663,833	$681,025
Cash paid for income taxes	-	-

Non-cash investing and financing transactions:
Debt issued for purchase of property and equipment	$268,805	$658,259
Debt issued for settlement of accounts payable	1,104,293	450,000
Debt issued for insurance financing	292,227	446,227
Shares issued with debt	-	299,600
Stock issued for conversion of accounts payable	-	26,297
Capital lease obligations	105,021	-
Trade-in of equipment	-	18,384
Derivative liabilities from warrants	-	449,840
Derivative liabilities from convertible debt	-	222,603
Sales leaseback of equipment	-	374,239
Debt discounts due to beneficial conversion features and warrants	-	71,291
Debt discount due to shares and warrants issued with debt	12,958	-
Debt discount from derivative liabilities	172,007	-
Accrued interest capitalized as debt	12,000	-
Net liabilities from discontinued operations	90,792	-
Assets reclassified as held for sale	426,919	-

The accompanying notes are an integral part of these consolidated financial statements.

ESP Resources, Inc.
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

Note 1 – Basis of Presentation, Nature of Operations and Significant Accounting Policies

Basis of Presentation

ESP Resources, Inc. (“ESP Resources”, and collectively with its subsidiaries, “we”, “our” or the “Company”) was incorporated in the State of Nevada on October 27, 2004. The accompanying consolidated financial statements include the accounts of ESP Resources, Inc. and its wholly owned subsidiaries, ESP Petrochemicals, Inc. of Louisiana (“ESP Petrochemicals”), ESP Ventures, Inc. of Delaware (“ESP Ventures”), ESP Corporation, S.A., a Panamanian corporation (“ESP Corporation”) and ESP Payroll Services, Inc. of Nevada (“ESP Payroll”). On July 11, 2012 the Company formed two partially owned subsidiaries in Delaware, ESP Advanced Technologies, Inc., and ESP Facility & Pipeline Services, Inc. On December 19, 2012 the Company formed a partially owned subsidiary in Nevada, IEM, Inc.

On June 11, 2013, the board of directors resolved to discontinue operations of various subsidiaries, including ESP Facility and Pipeline Services, Inc., ESP Advanced Technologies, Inc., ESP KUJV Limited Joint Venture and ESP Marketing Group LLC (collectively, the “Discontinued Subsidiaries”). The Discontinued Subsidiaries were not wholly-owned by the Company and, in accordance with the decision to discontinue of operations, no longer receive financial or management support. The Company reflected 100% of the losses related to the subsidiaries in its results from discontinued operations.

The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America. Any reference herein to “ESP Resources”, the “Company”, “we”, “our” or “us” is intended to mean ESP Resources, Inc. including the subsidiaries indicated above, unless otherwise indicated.

Nature of the Business

By and through its subsidiary ESP Petrochemicals Inc., the Company’s current business sells and blends chemicals for use in the oil and gas industry to customers primarily located in the Gulf of Mexico and Gulf States region. ESP Resources previously was in the business of acquisition and exploration of oil and gas properties in North and South America. ESP Delaware, which was incorporated in Delaware in November, 2006, was formed as a holding company for ESP Petrochemicals, Inc. On June 15, 2007, ESP Delaware acquired all of the stock of ESP Petrochemicals Inc.

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed

The Company reviews its long-lived assets and identifiable finite-lived intangibles for impairment on an annual basis and whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The first step of the impairment test, used to identify potential impairment, compares undiscounted future cash flows of the asset or asset group with the related carrying amount. If the undiscounted future cash flows of the asset or asset group exceed its carrying amount, the asset or asset group is not considered to be impaired and the second step is unnecessary. If such assets were considered to be impaired, the impairment to be recognized would be measured by the amount by which the carrying amount of the assets exceeds the fair market value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. During the year ended December 31, 2013, the Company recognized an impairment loss of $133,556 on assets held for sale.

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

Principles of consolidation

The consolidated financial statements include the accounts of ESP Resources and its wholly owned and partially owned subsidiaries for the years ended December 31, 2013 and 2012. All significant inter-company transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company had $5,757 and $70,214 cash and cash equivalents at December 31, 2013 and 2012, respectively.

Restricted Cash

Under the terms of the Factoring payable, the Company may obtain advances up to 100% of eligible accounts receivable, subject to a 0.75% per 15 days factoring fee, with 10% held in a restricted cash reserve account, which is released to the Company upon payment of the receivable. As of December 31, 2013 and 2012, restricted cash totaled $113,589 and $136,358, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

The Company generally does not require collateral, and the majority of its trade receivables are unsecured. The carrying amount for accounts receivable approximates fair value.

Accounts receivable consisted of the following as of December 31, 2013 and 2012:

	2013	2012
Trade receivables	$1,842,712	$1,868,090
Less: Allowance for doubtful accounts	(95,000)	(38,000)
Net accounts receivable	$1,747,712	$1,830,090

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

As of December 31, 2013 and 2012, inventory consisted of the following:

	2013	2012
Raw materials	$500,824	$744,149
Finished goods	670,076	1,179,984
Total inventory	$1,170,900	$1,924,133

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

Derivatives

The valuation of our embedded derivatives and warrant derivatives are determined primarily by the multinomial distribution (Lattice) model. An embedded derivative is a derivative instrument that is embedded within another contract, which under the convertible note (the host contract) includes the right to convert the note by the holder, certain default redemption right premiums and a change of control premium (payable in cash if a fundamental change occurs). In accordance with Accounting Standards Codification (“ASC”) 815 “Accounting for Derivative Instruments and Hedging Activities’, as amended, these embedded derivatives are marked-to-market each reporting period, with a corresponding non-cash gain or loss charged to the current period. A warrant derivative liability is also determined in accordance with ASC 815. Based on ASC 815, warrants which are determined to be classified as derivative liabilities are marked-to-market each reporting period, with a corresponding non-cash gain or loss charged to the current period. The practical effect of this has been that when our stock price increases so does our derivative liability and resulting in a non-cash loss charge that reduces our earnings and earnings per share. When our stock price declines, we record a non-cash gain, increasing our earnings and earnings per share. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, there exists a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2013.

	Carrying Value at	Fair Value Measurement at December 31, 2013
	December 31, 2013	Level 1	Level 2	Level 3
Liabilities
Derivative convertible debt liability	$188,827	$-	$-	$188,827
Derivative warrant liability	$75,048	$-	$-	$75,048
Total derivative liability	$263,875	$-	$-	$263,875

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2012.

	Carrying Value at	Fair Value Measurement at December 31, 2012
	December 31, 2012	Level 1	Level 2	Level 3
Liabilities
Derivative convertible debt liability	$588,591	$-	$-	$588,591
Derivative warrant liability	$335,652	$-	$-	$335,652
Total derivative liability	$924,243	$-	$-	$924,243

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

Concentration

The Company has three major customers that together account for 50% of accounts receivable at December 31, 2013 and 47% of the total revenues earned for the year ended December 31, 2013.

	Accounts receivable	Revenue

Customer A	21%	11%
Customer B	16%	26%
Customer C	13%	10%
	50%	47%

The Company has four vendors that accounted for 40%, 24%, 13% and 13% of purchases during 2013.

The Company has four major customers that together account for 53% of accounts receivable at December 31, 2012 and 68% of the total revenues earned for the year ended December 31, 2012.

	Accounts receivable	Revenue

Customer A	19%	28%
Customer B	12%	21%
Customer C	11%	15%
Customer D	11%	4%
	53%	68%

The Company has two vendors that accounted for 68% and 11% of purchases during 2012.

The Company places its cash and cash equivalents with financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. From time to time, the Company’s cash balances exceeded FDIC insured limits. At December 31, 2013, the Company’s uninsured cash balance was $0.

Revenue and Cost Recognition

The Company through its wholly owned subsidiary, ESP Petrochemicals, Inc., is a custom formulator of petrochemicals for the oil and gas industry. Since the products are specific to each location, the receipt of an order or purchase order starts the production process. Once the blending takes place, the order is delivered to the land site or dock. When the containers of blended petrochemicals are off-loaded at the dock, or they are stored on the land site, a delivery ticket is obtained, an invoice is generated and Company recognizes revenue. The invoice is generated based on the credit agreement with the customer at the agreed-upon price. ESP Facilities and Pipeline Services, Inc. is a pressure test service provider for the oil and gas industry. The Company provides labor and equipment to pressure test and service pipes and values. The company invoices the Customer based on the hours provided and invoices the customer for those hours during the service period and recognizes the revenue at the time of service.

Revenue is recognized when title and risk of loss have transferred to the customer and when contractual terms have been fulfilled. Transfer of title and risk of loss occurs when the product is delivered in accordance with the contractual shipping terms, generally to a land site or dock. Revenue is recognized based on the credit agreement with the customer at the agreed upon price.

Stock-based Compensation

The Company accounts for stock-based compensation to employees in accordance with FASB ASC 718. Stock-based compensation to employees is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite employee service period. The Company accounts for stock-based compensation to other than employees in accordance with FASB ASC 505-50. Equity instruments issued to other than employees are valued at the earlier of a commitment date or upon completion of the services, based on the fair value of the equity instruments and is recognized as expense over the service period. The Company estimates the fair value of stock-based payments using the Black-Scholes option-pricing model for common stock options and warrants and the closing price of the Company’s common stock for common share issuances.

Advertising

Advertising costs are charged to operations when incurred. Advertising expense for the years ended December 31, 2013 and 2012 were $1,021 and $38,392, respectively.

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

Business Segments

The Company operates on one segment in one geographic location the United States of America and, therefore, segment information is not presented.

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

The Company incurred no environmental expenses during the years ended December 31, 2013 and 2012, respectively.

Reclassification

Certain accounts in the prior period were reclassified to conform to the current period financial statements presentation.

Recently Issued Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of our financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

Note 2 – Going Concern

At December 31, 2013, the company had cash and cash equivalents of $5,757 and a working capital deficit of $5,331,030. The Company believes that its existing capital resources may not be adequate to enable it to execute its business plan. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The Company estimates that it will require additional cash resources during 2014 based on its current operating plan and condition.

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

Note 3 – Factoring Payable

On May 24, 2011, ESP Petrochemical Inc. entered into an Account Receivable Financing agreement with Crestmark Commercial Capital Leading LLC (“Crestmark”), with an initial term of six months and renewing semi-annually thereafter. The agreement is in the subsequent renewal period. The Company may obtain advances up to 100% of eligible accounts receivable, subject to a 0.75 percent per 15 days factoring fee, with ten percent held in a reserve account, which is released to the Company upon payment of the receivable. The agreement is subject to a master note, which limits borrowing to $2,000,000. The master note is payable upon demand, or if no demand is paid, with monthly payments of interest at 1.5%. All outstanding principal plus accrued unpaid interest is due on maturity of the note or when the related invoice is collected. The master note is secured by all inventory, accounts, general intangibles, and equipment of the ESPI. On March 2, 2012 Crestmark increased the borrowing limit to $3,000,000. On August 1, 2012 Crestmark increased the borrowing limit to $4,000,000.The total borrowing under the agreement at December 31, 2013 and 2012 was $1,093,593 and $1,315,931 respectively with $113,589 and $136,358 respectively held in restricted cash in the consolidated balance sheets.

Note 4 – Property and equipment

Property and equipment includes the following at December 31, 2013 and 2012:

	2013	2012

Plant, property and equipment	$1,406,517	$1,813,884
Vehicles	1,745,704	2,068,292
Equipment under capital lease	955,779	929,466
Office furniture and equipment	59,131	153,187
	4,167,131	4,964,829
Less: accumulated depreciation	(1,836,493)	(1,329,724)
Net property and equipment	$2,330,638	$3,635,105

Depreciation expense was $831,642 and $695,949 for the years ended December 31, 2013 and 2012, respectively.

In the year ended December 31, 2013 the Company recognized a loss on the impairment of assets held for sale of $133,556 and disposed of equipment and assets held for sale, receiving proceeds of $131,533 resulting in a loss of $327,174 of the disposal of assets. In the year ended December 31, 2012 the Company disposed of equipment, receiving proceeds of $22,500 resulting in a gain of $18,415.

Note 5- Short-Term Debt

On April 8, 2013, the Company executed a demand note for $150,000 with an annual interest rate of 8%. As part of the agreement the Company granted the holder 150,000 shares of Common Stock and warrants to purchase 150,000 shares of common stock at an exercise price of $0.15 per share through April 8, 2014. The Company determined the fair value of the common stock and warrants to be $10,500 and $2,458, respectively. The aggregate fair value of $12,958 was recognized as a debt discount which is being amortized to interest expense over the life of the debt. During the year ended December 31, 2013, the entire discount of $12,958 was amortized to interest expense.

During the years ended December 31, 2013 and 2012, the Company issued notes payable to finance its insurance with a aggregate principal amounts of $292,227 and $446,227, respectively. The notes mature in 1 year, bear interest between 5.70% and 6.44% per annum and require equal monthly payments.

The Company made aggregate repayments on its short-term debt of $469,836 and $312,882 during the years ended December 31, 2013 and 2012, respectively.

Note 6- Long-term-debt Vendor Deferred Payment

Long-term debt on vendor deferred payments consisted of the following at December 31, 2013 and 2012:

	December 31, 2013	December 31, 2012
The Company reach agreement with certain Vendors to exchange payables for a term debentures with an annual interest rates of 5% or prime plus 1.5% payable monthly between $22,551 and $10,000 and maturing between October 2014 and September 2018	$1,413,420	$394,751
Less current maturities	(348,466)	(120,000)
Total long-term debt	$1,064,954	$274,751

During 2013 the Company and certain of its trade vendors agreed to convert existing accounts payable balances totaling $1,104,407 to 5% notes in the aggregate principal amount of $1,104,407 with monthly payments ranging from $1,409 to $22,551 continuing to between October 15, 2014 and September 21, 2018. The trade vendors agreed to subordinate its position to any provider of new debt, excluding a trade vendor.

On May 25, 2012, the Company reach agreement with a Vendor to exchange accounts payable for a term debenture of $450,000 with an annual interest rate of prime plus 1.5% payable monthly of $10,000 plus interest.

The Company evaluated the application of ASC 470-50, Modifications and Extinguishments and ASC 470-60, Trouble Debt Restructurings by Debtors and concluded that the revised terms constituted a troubled debt restructuring, rather than a debt extinguishment or debt modification.

Minimum principal payments due under long-term debt vendor deferred payments for the 5 years following December 31, 2013 are as follows:

2014	$348,466
2015	371,023
2016	241,394
2017	253,745
2018	198,792

Note 7- Long Term-Debt

Long term debt consisted of the following at December 31, 2013 and 2012:

	December 31, 2013	December 31, 2012
Equipment secured notes payable - the notes bear interest at rates between 12.0% and 7.5% per annum, are payable in monthly installments between $274 and $2,522 and mature at various dates between July 2014 and January 2015.	$73,733	$119,386
Vehicle secured notes payable - the notes bear interest at rates between 9.49% and 0.0% per annum, are payable in monthly installments between $698 and $1,832 and mature between July 2014 and August 2016.	843,910	1,182,623
On April 13, 2013, the Company borrowed $50,150 from a bank with an annual interest rate of 5.80% and a term of 36 months with payments of $1,170	43,559	-
Unsecured notes payable. The notes bear interest at 5 percent per annum and are due between April 2009 and July 2013	359,968	359,968
Total	1,321,170	1,661,977
Less current maturities	(858,002)	(871,112)
Total long-term debt	$463,168	$790,865

Minimum principal payments due under long-term debt for the 5 years following December 31, 2013 are as follows:

2014	$858,002
2015	357,129
2016	100,122
2017	5,917
2018	-

During the year ended December 31, 2013, the Company purchased property and equipment through the issuance of debt with an aggregate principal amount of $268,805. The notes bear interest ranging from 4.24% to 4.69% per annum, are secured by the underlying property and equipment, mature between February 2016 and June 2016 and require monthly payments ranging from $934 to $1,673.

On April 13, 2013, the Company borrowed $50,150 from a bank with an annual interest rate of 5.80% and a term of 36 months with monthly payments of $1,170.

During the year ended December 31, 2012, the Company purchased property and equipment through the issuance of debt with an aggregate principal amount of $658,259. The notes bear interest ranging from 4.24% to 7.15% per annum, are secured by the underlying property and equipment, mature between February 2015 and January 2016 and require monthly payments ranging from $1,067 to $2,522.

Note 8 – Capital Lease Obligations

ESP Petrochemicals leases certain office equipment, warehouse equipment special purpose equipment and vehicles under capital leases. Long term capitalize lease consisted of the following at December 31, 2013:

	Year			Borrowing	Term in months			Monthly payment			December 31, 2013	December 31, 2012
											$-	$752
Warehouse equipment		2013		$26,313		36			$731		21,097	-
Vehicles	2009	-	2011	$368,766	21	-	72	$887	-	1,905	52,564	126,561
Office equipment		2012		$10,140		24			$260		3,380	6,500
Special purpose equipment	2011	-	2012	$483,092		36		$1,692	-	3,702	203,481	379,753

Total capital lease											280,522	513,566
less current portion											(230,462)	(236,043)
Total long-term capital lease											$50,060	$277,523

On June 1, 2012 the Company completed a sale leaseback transaction of certain equipment for $304,879 in accordance Accounting Standard Codification (ASC) 840 – 40 “Sales-Leaseback Transactions”, the gain was deferred. The lease was accounted for as a capitalized lease, a financing method, with monthly payments of $22,200 through November, 2014. The proceeds from the sale where used to repay the debt on the equipment. The Company will continue to reflect the book value of the equipment and related accumulated depreciation remain on the balance sheet and no sale was recognized. The sales price of the equipment is recorded as a capitalized lease obligation with a portion of each lease payment includes interest expense.

The future payments under the capital lease are as follows:
2014	$230,462
2015	$45,330
2016	$4,730

Note 9 – Convertible debentures

The following reflect the Convertible debentures for the year ended December 31.

	2013	2012
On January 27, 2012, the Company received proceeds of $130,000 from the sale of 16% Convertible Subordinated Debentures. The Company is in default,	130,000	130,000
On December 20, 2013, the Company amended the debenture initially issued November 14, 2012 in which received proceeds of $750,000 from the sale of 16% Convertible Subordinated Debentures. Interest is due June 1, 2014 and September 1, 2013.	762,000	750,000
On November 14, 2012, the Company received proceeds of $250,000 from the sale of 16% Convertible Subordinated Debentures. Interest is due March 1, 2013, June 1, 2013 and September 1, 2013. The Company is in default.	250,000	250,000

Total	1,142,000	1,130,000
Less unamortized debt discounts	(266,240)	(1,017,177)
Less current maturities	(875,760)	(100,164)
Total Long-term convertible debentures	$-	$12,659

On January 27, 2012, the Company received proceeds of $130,000 from the sale of 16% Convertible Subordinated Debentures (the “January 2012 Debentures”). The January 2012 Debentures are subordinate to all other secured debt of the Company, pay 16% interest per annum in cash quarterly and are convertible into the Company’s common stock by the investors at any time at a minimum conversion price per share of $0.15. On March 1, 2013, June 1, 2013 and September 1, 2013, the Company was required to redeem one quarter, one quarter and one half, respectively, of the face value of the balance of the January 2012 Debentures in cash. In addition, the investors received 100% of the number of shares of common stock that the purchase amount would buy in warrants at the conversion price of $0.15, or a total of 866,667 warrants, with a 3-year term. The Company does not have any registration obligation in regard to the common stock. The Company analyzed the conversion option under ASC 815 and determined equity classification was appropriate. The Company then analyzed the conversion option under ASC 470-20 for consideration of a beneficial conversion feature and determined the option had intrinsic value on the date of issuance. The Company recorded a discount from the relative fair value of the warrants and the intrinsic value of the conversion option of $71,291. The Company valued the warrants using the Black-Scholes option pricing model with the following assumptions: stock price on the measurement date of $0.114; warrant term of 3 years; expected volatility of 156%; and discount rate of 0.32% and accounted for them as debt discount, which will be amortized over the term of the loan which expires September 1, 2013.

On November 14, 2012, the Company received proceeds of $1,000,000 from the sale of 16% Convertible Subordinated Debentures (the “November 2012 Debentures”). The November 2012 Debentures were due on March 1, 2014. The aggregate principal amount of the combined November 2012 Debentures is $1,000,000 with an interest rate of 16% per annum. The interest is payable quarterly on March 1st, June 1st, September 1st, and December 1st, beginning on March 1, 2013. The November 2012 Debentures are convertible at any time after the original issue date at a conversion price of $0.085 per share, subject to adjustments. The Company recorded a discount from the relative fair value of the conversion feature and the intrinsic value of the conversion option of $421,715. The Company estimated the fair value of these derivatives using a multinomial Distribution (Lattice) valuation model with the following assumptions: stock price on the measurement date of $0.07; term of 1.5 years; expected volatility between 112% 159%; and discount rate of 0.22% and accounted for them as debt discount, which will be amortized over the term of the loan which expired March 1, 2014. The Company analyzed the conversion option under ASC 815 and determined and recorded $449,840 derivative liability. The Company, in its sole discretion, may choose to pay interest in cash, shares of Common Stock, or in combination thereof. At the Company’s election, it may, at any time after the six-month anniversary of the transaction’s closing date, deliver a notice to the holders to redeem the then-outstanding principal amount of the November 2012 Debentures for cash. In the event the Company defaults, the outstanding principal amount of the November 2012 Debentures, plus accrued but unpaid interest, liquidated damages and other amounts owing in respect thereof through the date of acceleration, shall become, at the holders’ election, immediately due and payable in cash. In addition, the investors received 100% of the number of shares of common stock that the purchase amount would buy in warrants at the conversion price of $0.09, or a total of 11,764,706 warrants with a 5-year term. The Company recorded a discount from the relative fair value of the warrants and the intrinsic value of the conversion option of $208,685. The Company estimated the fair value of these derivatives using a multinomial Distribution (Lattice) valuation model with the following assumptions: stock price on the measurement date of $0.07; warrant term of 5 years; expected volatility between 112%-593%; and discount rate of 0.63% and accounted for them as debt discount, which will be amortized over the term of the loan which expires March 1, 2014. The Company analyzed the warrants under ASC 815 and determined and recorded a $222,603 derivative liability. The November 2012 Debentures are secured by the remaining unencumbered assets of the Company. The Company’s subsidiary companies guaranteed the security agreement by agreeing to act as surety for the payment of the November 2012 Debentures. As further consideration, the Company issued a combined total of 4,000,000 shares of common stock to the investors, which the Company recorded as a debt discount $299,600 at issuance and will amortize the debt discount over the term of the debt. For the year ended December 31, 2013, the Company amortized $5,912. The Company shall take all actions necessary to nominate and recommend shareholder approval for the appointment of one director selected by Hillair Capital Management LLC to ESP’s Board of Directors. In conjunction with this debenture, the Company paid $70,000 of professional fees and record these fees as debt discount to be amortized over the term of the debenture. The Company determined that the Debenture and warrant had derivative features and derivative liabilities were established for each.

On September 30, 2013 the Company agreed with its convertible debenture holders to amend and restate the November 2012 Debenture. The September 1, 2013 payment obligation was extended and deferred to $375,000 on December 1, 2013 and $625,000 on March 1, 2014 plus accrued interest; the conversion price was amended and restated to $0.05 from $0.085; the related warrants exercise price per share of the common stock was amended and restated to $0.075 from $0.09. The Company evaluated the application of ASC 470-50, Modifications and Extinguishments and ASC 470-60, Trouble Debt Restructurings by Debtors and concluded that the revised terms did not constitute a substantial modification or a troubled debt restructuring. The amended and restated exercise price of the warrant and conversion price were valued as derivative instruments and were revalued at the fair market value of the derivative instruments at September 30, 2013.

On December 20, 2013 the Company agreed with one of its convertible debenture holders to amend and restate the November 2012 Debenture amended previously on September 30, 2013. The December 1, 2013 payment obligation was extended and deferred to $281,250 on June 1, 2014 and $468,750 on September 1, 2014 plus accrued interest. The Company issued 5,000,000 Warrants with an exercise price per share of the Common Stock $0.075 and a term of 5 years. The amended and restated exercise price of the Warrant and Conversion price were valued as derivative instruments and were revalued at the fair market value of the derivative instruments at December 20, 2013 as debt discount. The Company estimated the fair value of these derivatives using a multinomial Distribution (Lattice) valuation model with the following assumptions: stock price on the measurement date of $0.07; term of 1.5 years; expected volatility between 123% 143% and accounted for them as debt discount, which will be amortized over the term of the loan which expires September 1, 2014. The Company analyzed the conversion option under ASC 815 and determined and recorded derivative liability of these warrants at $13,365 and included in Debt discount. The Company estimated the conversion option of this debt conversion feature at $158,612 and included in debt discount. The Company evaluated the application of ASC 470-50, Modifications and Extinguishments and ASC 470-60, Trouble Debt Restructurings by Debtors and concluded that the revised terms constituted a substantial modification which resulted in a debt extinguishment. The Company recognized a loss on the extinguishment of $310,767 during 2013. Accrued interest of $12,000 was incorporated into the reissued convertible debenture principal amount.

On December 1, 2013 the Company failed to make the amended principle payment on one if its convertible debentures dated November 14, 2012 amended on September 30, 2013. This convertible debenture is now in default. Under the terms of the convertible debenture all principle payments are now due and reflected as current and the interest rate increases to 18%.

Note 10 – Derivative liability

The Company evaluated whether its warrants and convertible debt instruments contain provisions that protect holders from declines in its stock price or otherwise could result in modification of either the exercise price or the shares to be issued under the respective warrant agreements. The November 14, 2012 16% convertible debenture and associated warrants included down-round provisions which reduce the exercise price of the warrants and the conversion price of the convertible instrument if the company either issues equity shares for a price that is lower than the exercise price of those instruments or issues new warrants or convertible instruments that have a lower exercise price. The Company determined that a portion of its outstanding warrants and conversion instrument contained such provisions thereby concluding they were not indexed to the Company’s own stock and therefore a derivative instrument in accordance with ASC 815 “Derivatives and Hedging”.

The range of significant assumptions which the Company used to measure the fair value of the derivative liabilities (a level 3 input) at November 14, 2012 is as follows:

	Warrant			Debenture

Stock price		$0.07			$0.07
Term (years)		5			1.5
Volatility	112%	-	593%	112%	-	159%
Risk-free interest rate		0.22%			0.63%
Exercise prices	$0.09	to	0.00255	$0.085	to	0.055
Dividend yield		0.00%			0.00%

The Company estimated the fair value of these derivatives using a multinomial Distribution (Lattice) valuation model. The fair value of these warrant and debenture liabilities at November 14, 2012 was $693,043 the Company recorded them as derivative liabilities.

On December 20, 2013 the Company agreed with one of its convertible debenture to issued 5,000,000 Warrants with an exercise price per share of the Common Stock $0.075 and a term of 5 years. The Company estimated the fair value of derivative value of these warrants at $13,395. The Company estimated fair value of derivative of the conversion option of this debt at $158,612.

The range of significant assumptions which the Company used to measure the fair value of the derivative liabilities (a level 3 input) at December 20, 2013 is as follows:

	Warrants			Debentures

Stock price		$0.02			$0.02
Term (years)		5			.75
Volatility	123%	-	143%	123%	-	143%
Risk-free interest rate		1.75%			0.13%
Exercise prices	$0.075	to	0.002	$0.05	to	0.02
Dividend yield		0.00%			0.00%

The Company estimated the fair value of these derivatives using a multinomial Distribution (Lattice) valuation model. The fair value of these warrant and debenture liabilities at December 20, 2013 was $172,007 the Company recorded as derivative liability.

The range of significant assumptions which the Company used to measure the fair value of the derivative liabilities (a level 3 input) at December 31, 2013 is as follows:

	Warrants			Debentures

Stock price		$0.02			$0.02
Term (years)	3.9	to	5		.75
Volatility	123%	-	143%	123%	-	143%
Risk-free interest rate		1.75%			0.13%
Exercise prices	$0.075	to	0.002	$0.05	to	0.02
Dividend yield		0.00%			0.00%

The Company estimated the fair value of these derivatives using a multinomial Distribution (Lattice) valuation model. The fair value of these derivative liabilities at December 31, 2012 was $924,243, and at December 31, 2013 was $263,875. The change in the fair value of derivative liabilities resulted in a gain of $766,923 and a loss of $293,843 for the years ended December 31, 2013 and December 31, 2012, respectively.  As part of the modification of the Hillair Capital Management note, the company recognized an extinguishment of derivative liability in the amount of $65,452.

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

Note 11 – Income taxes

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

	2013	2012
Deferred income tax assets:	$5,815,000	$4,242,000
Valuation allowance	(5,815,000)	(4,242,000)
Net total	$-	$-

At December 31, 2013, the Company had net operating loss carryforwards of approximately $14,275,000. The net operating loss carryforwards expire in 2019 through 2032.

The valuation allowance was increased by $1,573,000 during the year ended December 31, 2013. The current income tax benefit of $5,815,000 and $4,242,000 generated for the years ended December 31, 2013 and 2012, respectively, was offset by an equal increase in the valuation allowance. The valuation allowance was increased due to uncertainties as to the Company’s ability to generate sufficient taxable income to utilize the net operating loss carryforwards and other deferred income tax items.

The Company’s ability to utilize the net operating loss carryforwards in future years will be significantly limited in accordance with the provisions of Section 382 of the Internal Revenue Code, because of the changes in ownership that have occurred in the prior years. The Company’s Net Operating Loss (“NOL”) may be further limited should there be any further changes in ownership. As defined in Section 382 of the Internal Revenue Code, the Company who has undergone, or may undergo in the future, a greater than 50% ownership change as a result of financing initiatives. Consequently, there may be limitations on the amount of the Company’s NOLs which may be utilized to offset future taxable income in any one year.

The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense. As of December 31, 2013, the Company has no unrecognized uncertain tax positions, including interest and penalties.

Note 12 – Stockholders’ Equity

Sale of restricted shares

On June 19, 2012 the Company’s initiated a sale of units of restricted common stock and common stock purchase warrants in a private placement (the “Private Placement”). Each unit was sold for $50,000 and consisted of: (i) 625,000 shares of stock at $0.08 per share; and (ii) and warrants to purchase up to 937,500 shares of common stock at an exercise price of $0.15 for three years; and (iii) warrants to purchase up to 937,500 shares of common stock at $0.25 for three years. The securities sold in the Private Placement were offered and sold in reliance upon exemptions from registration pursuant to Section 4(a)(2) under the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder. The Private Placement did not involve any public offering and the Company obtained representations from each investor that it was an “accredited investor” as that term is defined under Rule 501 of Regulation D. As of the closing on September 30, 2012, the Company sold an aggregate $1,068,000 in the Private Placement, consisting of 13,350,000 shares of restricted common stock at a per share price of $0.08, common stock purchase warrants for the purchase of 20,025,000 shares of the Company’s common stock exercisable at a per share price of $0.15 and common stock purchase warrants for the purchase of 20,025,000 shares of the Company’s common stock exercisable at a per share price of $0.25. The common stock purchase warrants may be exercised for a period of 3 years. The Company granted warrants for the purchase of 539,000 shares of the Company’s common stock exercisable at a per share price of $0.08 for services related to this Private Placement, each warrant maybe exercised for a period of 3 years. The Company has a piggy-back registration obligation with respect to the common stock in the Private Placement.

Common stock	$236,441
$0.15 warrant	428,797
$0.25 warrant	402,762
Total Proceeds	$1,068,000

During the year ended December 31, 2012, we received proceeds of $765,440, net of $66,560 in cash finder’s fees, from the sale of 11,885,713 units in a private placement. Each unit consisted of one share of common stock, one warrant for the purchase of a share of common stock at an exercise price of $0.25 for a period of eighteen months, and one warrant for the purchase of a share of common stock at an exercise price of $0.75 for a period of one year beginning on the first anniversary of the issuance of the warrant. The warrants were valued using the Black-Scholes option pricing model with the following assumptions: stock price on the measurement date of $0.05-$0.17; warrant term of 1-2 years; expected volatility of 156%-158% and discount rate of .33%-2.61%. We issued a finder fee warrant of 905,578 with a fair value of $126,140. This warrant has an exercise price of $0.0735 and a term of 3 years. The warrant was valued using the Black-Scholes option pricing model with the following assumptions: stock price on the measurement date of $0.12; warrant term of 3 years; expected volatility of 158%; and discount rate of 0.22%. The proceeds were allocated as follows:

Common stock	$391,981
$0.0735 warrant	126,140
$0.25 warrant	212,266
$0.75 warrant	101,613
Total Proceeds	$832,000

Common stock issued for services

On August 12, 2013, the Company issued 5,000,000 shares of its common stock to a vendor for settlement of related to services rendered. The shares were valued at $50,000 and recorded as stock based compensation.

On April 8, 2013, the Company executed a demand note for $150,000 with an annual interest rate of 8%. As part of the agreement the Company granted the holder 150,000 shares of common stock and warrants to purchase 150,000 shares of common stock at an exercise price of $0.15 through April 8, 2014. The Company determined the fair value of the common stock and warrants to be $10,500 and $2,458, respectively. The aggregate fair value of $12,958 was recognized as a debt discount which is being amortized to interest expense over the life of the debt. During the year ended December 31, 2013, the entire discount of $12,958 was amortized to interest expense.

On January 13, 2013, the Company issued 250,000 shares of its common stock to a vendor for settlement services rendered. The shares were valued at $20,000 was recorded as stock based compensation.

For the year ended December 31, 2013 the Company amortized an aggregate of $1,107,697 of stock based compensation resulting from stock and warrants.

On January 13, 2012, the Company issued 166,434 shares of its common stock to a vendor for settlement of accrued expenses related to services rendered. The shares were valued at $26,296, with $12,296 recorded as stock based compensation and $14,000 as a reduction in accrued expenses.

On April 3, 2012, the Company issued 218,182 shares of its common stock to a vendor for settlement of accrued expenses related to services rendered. The shares were valued at $19,636 and recorded as stock based compensation.
On July 6, 2012 the Company granted 5,000,000 shares of restricted stock to a service provider. The shares were value at $435,000 on the date of the grant, 20% of the restricted stock vest per year on the anniversary date of the grant and $43,500 was recorded as stock based compensation for the period from grant date to December 31, 2013.

On July 10, 2012 the Company granted 6,500,000 shares of restricted stock to the Company’s Chief Executive Officer. The shares were valued at $650,000 on the date of the grant. The restricted stock vests at a rate of 20% per year on the anniversary date of the grant and $65,000 was recorded as stock based compensation for the period from the grant date to December 31, 2013.

On July 10, 2012 the Company granted 550,000 shares of restricted stock to two employees. The shares were value at $55,000. 300,000 shares vested immediately and 250,000 vested on January 1, 2013. $55,000 was recorded as stock based compensation for the period from the grant date to December 31, 2013.

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

Warrants issued

The following table reflects a summary of common stock warrants outstanding and warrant activity during 2013 and 2012:
	Number of warrants	Weighted Average Exercise Price	Weighted Average Term (Years)

Warrants outstanding at December 31, 2011	75,317,618	$0.51	0.60
Granted during the period	54,220,373	0.17	2.33
Exercised during period	-	-	-
Forfeited during the period	(71,595,713)	0.52	-
Warrants outstanding at December 31, 2012	57,942,278	$0.17	1.20
Granted during the period	5,150,000	0.08	4.84
Exercised during period	-	-	-
Forfeited during the period	-	-	-
Warrants outstanding at December 31, 2013	63,092,278	$0.16	2.21

The Common Stock warrants expire in years ended December 31 as follows:

Year	Amount

2014	2,205,238
2015	43,122,334
2016	1,000,000
2017	11,764,706
2018	5,000,000
Total	63,092,278

On December 20, 2013 the Company agreed to issue one of the November 14, 2012 convertible debenture holders 5,000,000 warrants with an exercise price per share of the Common Stock $0.075, with a term of 5 years.

On April 8, 2013, the Company executed a demand note for $150,000 with an annual interest rate of 8%. As part of the agreement the Company granted the holder 150,000 shares of common stock and warrants to purchase 150,000 shares of common stock at an exercise price of $0.15 through April 8, 2014.

On January 27, 2012, the Company granted 866,667 warrants in conjunction with the issuance of 16% Convertible Subordinated Debentures.

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

On June 19, 2012 the Company’s initiated a sale of units of restricted common stock and common stock purchase warrants in a private placement (the “Private Placement”). Each unit was sold for $50,000 and consisted of: (i) 625,000 shares of stock at $0.08 per share; and (ii) and warrants to purchase up to 937,500 shares of common stock at an exercise price of $0.15 for three years; and (iii) warrants to purchase up to 937,500 shares of common stock at $0.25 for three years. The securities sold in the Private Placement were offered and sold in reliance upon exemptions from registration pursuant to Section 4(a)(2) under the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder. The Private Placement did not involve any public offering and the Company obtained representations from each investor that it was an “accredited investor” as that term is defined under Rule 501 of Regulation D. As of the closing on September 30, 2012, the Company sold an aggregate $1,068,000 in the Private Placement, consisting of 13,350,000 shares of restricted common stock at a per share price of $0.08, common stock purchase warrants for the purchase of 20,025,000 shares of the Company’s common stock exercisable at a per share price of $0.15 and common stock purchase warrants for the purchase of 20,025,000 shares of the Company’s common stock exercisable at a per share price of $0.25. The common stock purchase warrants may be exercised for a period of 3 years. The Company granted warrants for the purchase of 539,000 shares of the Company’s common stock exercisable at a per share price of $0.08 for services related to this Private Placement, each warrant maybe exercised for a period of 3 years. The Company has a piggy-back registration obligation with respect to the common stock in the Private Placement.

On November 14, 2012, as discussed in Note 5, the Company granted 11,764,706 warrants in conjunction with the issuance of 16% Convertible Subordinated Debentures.

Stock Option Awards

During the year ended December 31, 2013 the Company did not grant any stock options.

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

On July 29, 2011 shareholders approved the 2011 STOCK OPTION AND INCENTIVE PLAN which authorized up to 5,000,000 options shares. Under the plan the exercise price per share for the Stock covered by a Stock Option granted pursuant shall not be less than 100% of the Fair Market Value on the date of grant. In the case of an Incentive Stock Option that is granted to a Ten Percent Owner, the option price of such Incentive Stock Option shall be not less than 110% of the Fair Market Value on the grant date. The term of each Stock Option shall be fixed but no Stock Option shall be exercisable more than ten years after the date the Stock Option is granted. In the case of an Incentive Stock Option that is granted to a Ten Percent Owner, the term of such Stock Option shall be no more than five years from the date of grant.

Stock option activity summary covering options is presented in the table below:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (years)

Outstanding at December 31, 2011	25,600,000	$0.14	9.02
Granted	28,250,000	$0.10	9.72
Exercised	-	-	-
Expired/Forfeited	(875,000)	0.14	8.58
Outstanding at December 31, 2012	52,975,000	0.12	8.92
Granted	-	-	-
Exercised	-	-	-
Expired/Forfeited	(45,000)	0.14	7.58
Outstanding at December 31, 2013	52,930,000	$0.12	7.92
Exercisable at December 31, 2013	34,530,000	$0.13	7.62
Exercisable at December 31, 2012	24,907,000	$0.13	8.43

The 28,250,000 options that were granted during 2012 had a weighted average grant-date fair value of $0.10 per share.

During the year ended December 31, 2013, the Company recognized stock-based compensation expense of $783,815 related to stock options. As of December 31, 2013, there was approximately $1,390,003 of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over the remaining vesting period. The aggregate intrinsic value of these options was $0 at December 31, 2013.

During the year ended December 31, 2012, the Company recognized stock-based compensation expense of $1,018,708 related to stock options. As of December 31, 2012, there was approximately $2,143,271 of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over the remaining vesting period. The aggregate intrinsic value of these options was $123,200 at December 31, 2012.

The fair value of the options granted during the year ended December 31, 2012 was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2012

Market value of stock on grant date	$0.08	-	0.10
Risk-free interest rate (1)	0.27%	-	0.63%
Dividend yield		0.00%
Volatility factor	183%	-	188%
Weighted average expected life (years) (2)		5
Expected forfeiture rate		0.00%
__________________
(1)	The risk-free interest rate was determined by management using the U.S. Treasury zero-coupon yield over the contractual term of the option on date of grant.
(2)	Due to a lack of stock option exercise history, the Company uses the simplified method under SAB 107 to estimate expected term.

Note 13 – Sale Leaseback of Equipment

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

Note 14 – Discontinued Operations

On June 11, 2013, the board of directors decided to cease operations of various subsidiaries, including ESP Facility and Pipeline Services, Inc., ESP Advanced Technologies, Inc., ESP KUJV Limited Joint Venture and ESP Marketing Group LLC. The Board determined that certain activities should be closed and that unused assets, principally vehicles and equipment, be sold. The Company determined this action was a discontinued operation and those activities prior to this action were:

	Years Ended December 31,
	2013	2012
DISCONTINUED OPERATIONS
Sales, net	$258,330	$1,099,552
Cost of goods sold	(125,540)	(649,019)
General and administrative	(463,035)	(539,996)
Potential loss on assets held	(13,758)	-
Depreciation	(21,418)	(13,758)
LOSS FROM DISCONTINUED OPERATIONS	$(365,421)	$(103,221)

The Board determined that certain activities should be closed and that unused assets, principally vehicles and equipment, be sold. The Company estimated the fair value of those assets to be sold and if the fair value was less than the net book value, an impairment loss was recognized. During the year ended December 31, 2013, the Company recognized an impairment loss on assets held for sale of $133,556. The book value of the remaining assets held for sale at December 31, 2013 was $216,092.  Additionally, at December 31, 2013 the company has remaining liabilities associated with the discontinued operations of $90,792.

Note 15 – Commitments and Contingencies

Leases

The Company leases certain offices, facilities, equipment, and vehicles under non-cancelable operating leases at various dates through 2014. At December 31, 2013, future minimum contractual obligations were as follows:

	Facilities	Facilities subleased	Facilities net of sublease	Vehicles & Equipment

Year ending December 31, 2014	$283,364	$(153,772)	$129,592	$2,412
Year ending December 31, 2015	238,542	(153,772)	84,770	-
Year ending December 31, 2016	240,170	(153,772)	86,398	-
Year ending December 31, 2017	207,165	(115,329)	91,836	-
Year ending December 31, 2018	105,000	-	105,000	-
Total Minimum Lease Payments:	$1,074,241	$(576,645)	$497,596	$2,412

On June 7, 2013 the Company subleased the Company’s Houston, Texas office, improvements and certain equipment to a non-related third party. The sublease became effective July 1, 2013 with the term of the sublease coinciding with the original lease by the Company. The Company determined the remaining lease cost plus amortization and depreciation on the remaining leasehold improvements and equipment exceeded the sublease income by $274,555 and reflected a loss on disposal.

On June 1, 2013 the Company entered into a ten-year lease requiring monthly payment of $8,750 for our primary production facility in Rayne, Louisiana. The Company has the option to purchase the property for five years commencing one year after lease execution. The purchase option price will be for $100,000 above the lessor’s full cost of ownership for the first two years of the option, and increase by $50,000 per year for the third through fifth year of the option term.

On June 27, 2013 the Company relocated the Scott, Louisiana office and production facility to a different leased facility in Rayne, Louisiana. The unamortized leasehold improvement cost of $18,152 of the Scott, Louisiana facility was charged to amortization of leasehold improvements in the quarter.

On August 15, 2012 the Company entered into a five-year lease requiring monthly payment ranging from $11,083 to $11,775 for our primary office in The Woodlands, Texas.

In October 2010, the Company entered into a three-year commercial lease of a building requiring monthly payments of $3,750.

In March 2010, the Company entered into two, three-year commercial leases of a building requiring monthly payments of $4,000 and $2,400, respectively.

Contingent payable – Turf Chemistry

In April, 2014 the Company reached preliminary agreement with the former owner of Turf Chemistry. As part of the agreement the company agreed to consideration of $150,000 of which $75,000 will be paid on or before April 25, 2014, the remaining payment will be $7,500 per month starting on May 1, 2014 through February 1, 2015. In addition the Company agreed to pay the remaining amount of a loan on one of the Turf assets, net of proceeds from the eventual sale of that same asset and up to $5,000 for closure costs of the Turf entity. The Company estimates the net contingent payable of $181,437 and had recorded a settlement of lawsuit cost of $150,000 for the period ended December 31, 2013.

Legal proceedings

The District Court of Caddo Parish, Louisiana entered a judgment in favor of Daniel Spencer and against ESP Advanced Technologies, Inc. on October 17, 2013 for $3,500,000 together with future interest from October 14, 2013, until paid, at a rate of 20% per annum for default after service. All of the operations of ESP Advanced Technologies, Inc. were discontinued on June 11, 2013. The Company believes this judgment is without merit and will vigorously defend it. Management does not consider the potential for loss to be probable. Accordingly, the judgment amount was not accrued as of December 31, 2013.

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

Note 16 – Related Party Transactions

As of December 31, 2013 and December 31, 2012, the Company had balances due to related parties as follows:
	December 31, 2013	December 31, 2012
Due to officer	$419,382	$81,501
Due to ESP Enterprises	$55,790	$55,790
Total due to related parties	$475,172	$137,291

The above balances are unsecured, due on demand and bear no interest.

On July 10, 2012 the Company granted a total of 14,000,000 options to members of the Board of Directors, the options have a term of 10 years, an exercise price of $0.10 per share and vest at 20% per year and 250,000 options to a member of the Board of Directors, the option has an exercise price of $0.10 per share and vest immediately and used the Black-Scholes method to determine fair value. For the period from grant to December 31, 2013 $159,727 was recorded as stock based compensation.

On July 10, 2012 the Company granted 6,500,000 shares of restricted stock to the Company’s Chief Executive Officer, the shares were valued at $650,000 on the date of the grant. The restricted stock vests at a rate of 20% per year on the anniversary date of the grant and $32,500 was recorded as stock based compensation for the period from the grant date to September 30, 2012.

On November 23, 2012 the Company granted a total of 13,000,000 options to members of the Board of Directors, the options have a term of 10 years, an exercise price of $0.09 per share and vest at 20% every six months and 1,000,000 options to a member of the Board of Directors, the option has an exercise price of $0.09 per share and vest immediately and used the Black-Scholes method to determine fair value. For the period from grant to December 31, 2013 $320,078 was recorded as stock based compensation.

On November 23, 2012 the Company granted 5,000,000 shares of restricted stock to the Company’s Chief Executive Officer. The shares were valued at $400,000 and were recorded as stock based compensation for the period.

Note 17 – Guarantee Liability

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

ESP recorded the fair value of the guarantee liability at $48,000, which represented the fair value of the note receivable from Aurora and Boreal which ESP would take over from the director. On June 1, 2009 when Aurora and Boreal did not make the required payments on their notes payable to the director, ESP determined that the value of the guarantee liability should be increased to the full face amount of the guaranteed note of $120,000, resulting in a loss on guarantee liability of $72,000 during the year ended December 31, 2010 There have been no changes in the matter during 2012 and 2013, hence the balance remains same.

Note 18 – Subsequent Events

In April , 2014 the Company reached preliminary agreement with the former owner of Turf Chemistry (see Note 15).

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company did not have any changes in or disagreements with its accountants during the previous two fiscal years ended December 31, 2013 and December 31, 2012.

ITEM 9A - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this annual report, we have carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures in accordance with Rule 13a-15 under the Securities Exchange Act of 1934. This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Management’s report on internal control over financial reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act of 1934. Management has assessed the effectiveness of our internal control over financial reporting as at December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with generally accepted accounting principles; providing reasonable assurance that receipts and expenditures are made in accordance with authorizations of management and our directors; and providing reasonable assurance that unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. As a result of this assessment, management concluded that, as of December 31, 2013, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. However, because of its inherent limitations, internal control over financial reporting may not provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

This annual report does not include an attestation report of our independent auditors regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent auditors pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

ITEM 9B - OTHER INFORMATION

None.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers, Promoters and Control Persons

All directors of the Company hold office until the next annual meeting of our shareholders and until such director’s successor is elected and has been qualified, or until such director’s earlier death, resignation or removal. The following table sets forth the names, positions and ages of our executive officers and directors. Our board of directors elects officers and their terms of office are at the discretion of our board of directors.

	Position Held		Appointed or
Name	with the Company	Age	Elected

David Dugas	President and Director	56	December 29, 2008
Tony Primeaux	Director	57	December 29, 2008
William M. Cox (A)	Director	53	December 29, 2008

(A)	William Cox resigned as a director on May 15, 2013.

Business Experience

The following is a brief account of the education and business experience during at least the past five years of our directors and executive officers, indicating their principal occupations during that period, and the name and principal business of the organizations in which such occupation and employment were carried out.

David Dugas- President and Director

Mr. Dugas has 35 years of professional engineering and management experience. Early in his career, Mr. Dugas gained petroleum engineering and senior management experience in the oil and gas industry holding positions of increasing responsibility in the areas of production, drilling and reservoir exploitation along with property and acquisition evaluations, operations management and completion design with Chevron and Texas Pacific Oil and Gas. Mr. Dugas continued his management and engineering development as an owner and operator of several service companies supplying equipment, goods and consulting services to the oil and gas industry in North and South America, West Africa, and the Far East. Mr. Dugas was a founding member and co-owner of the company that became Ocean Energy, a NYSE listed company with a multi-billion dollar market capitalization. Mr. Dugas was the Executive Vice-President of the company with responsibility for the property acquisition, management, production and reservoir engineering functions of the company. In November, 2006, Mr. Dugas founded ESP Resources, Inc. to provide petrochemicals and related services to the Oil and Gas industry in the Gulf of Mexico, Louisiana, Texas, Mississippi, and Oklahoma regions through a wholly owned subsidiary, ESP Petrochemicals, Inc.

Mr. Dugas received his B.S. degree in Petroleum Engineering from the University of Louisiana at Lafayette, graduating with highest honors. He is a member of the Society of Petroleum Engineers, a lifetime member of Phi Beta Kappa, a member of Tau Beta Pi National Engineering Society and is a licensed professional petroleum engineer in the state of Louisiana.

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

Mr. Primeaux founded ESP Petrochemicals, Inc. in March 2007 and currently serves as President of the organization. ESP Petrochemicals became a wholly owned subsidiary of ESP Resources in June 2007. Mr. Primeaux received a degree in Business Management from the University of Louisiana at Lafayette and has furthered his education attending numerous industry-sponsored courses in quality control and implementation, strategic planning and marketing, and drilling, production and work-over chemistry programs.

Family Relationships

There are no family relationships among any directors or executive officers of the Company.

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Exchange Act of 1934 requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2013, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners complied with such regulations.

Code of Ethics

Effective August 17, 2007, the Company’s board of directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, the Company’s President (being our principal executive officer, principal financial officer and principal accounting officer), as well as persons performing similar functions. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

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

Our Code of Business Conduct and Ethics requires, among other things, that all of the Company’s personnel shall be accorded full access to our President with respect to any matter which may arise relating to the Code of Business Conduct and Ethics. Further, all of the Company’s personnel are to be accorded full access to the Company’s board of directors if any such matter involves an alleged breach of the Code of Business Conduct and Ethics by our President.

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly managers and/or supervisors, have a responsibility for maintaining financial integrity within the Company, consistent with generally accepted accounting principles, and federal, provincial and state securities laws. Any employee who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to his or her immediate supervisor or to the Company’s President. If the incident involves an alleged breach of the Code of Business Conduct and Ethics by the President, the incident must be reported to any member of our board of directors. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against the Company policy to retaliate against any individual who reports in good faith the violation or potential violation of the Company’s Code of Business Conduct and Ethics.

Our Code of Business Conduct and Ethics was filed as an exhibit with our annual report on Form 10-KSB filed with the Securities and Exchange Commission on August 28, 2007. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: ESP Resources Inc., 1003 South Hugh Wallis Road, Suite G-1, Lafayette, Louisiana 70508.

Nomination Process

As of December 31, 2013, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate the Company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the President of the Company at the address on the cover of this annual report.

Committees of the Board

All proceedings of our board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the corporate laws of the State of Nevada and the bylaws of the Company, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

The Company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does the Company have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by our board of directors.

The Company does not have any defined policy or procedure requirements for shareholders to submit recommendations or nominations for directors. The board of directors believes that, given the early stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. The Company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. The board of directors assesses all candidates, whether submitted by management or shareholders, and makes recommendations for election or appointment.

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

We believe that our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of the Company does not believe that it is necessary to have an audit committee because the Company believes that the functions of an audit committee can be adequately performed by our board of directors. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development.

ITEM 11 - EXECUTIVE COMPENSATION

Executive Compensation

The following table summarizes the compensation of each name executive for the fiscal years ended December 31, 2013 and 2012 awarded to or earned by (i) each individual serving as our principal executive officer and principal financial officer of the Company and (ii) each individual that served as an executive officer of the Company at the end of such fiscal years who received compensation in excess of $100,000.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option ($)	Non- Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

David Dugas President and Director	2013	$176,167	-	$-	$-	-	-	-	$176,167
David Dugas President and Director	2012	$175,000	-	$465,000	888,113	-	-	-	$1,528,113
Tony Primeaux Vice President and Director	2013	$160,500	-	-	-	-	-	-	$160,500
Tony Primeaux Vice President and Director	2012	$178,000	-	$-	1,461,328	-	-	-	$1,639,328
Jack Trotti, Executive International Sales (1)	2013	$82,135	-	-	-	-	-	-	$82,135
Jack Trotti, Executive International Sales	2012	$204,408	-	$304,500	-	-	-	-	$508,908

(1)	Mr. Trotti’s employment was terminated on May 15, 2013.

Equity Compensation Plan Information and Stock Options

We do not currently have any equity compensation plans or any outstanding stock options.

Compensation of Directors

We currently have no formal plan for compensating our directors for their services in their capacity as directors, although we may elect to issue stock options to such persons from time to time. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director. On July 10, 2012 and November 23, 2012 the board of directors approved the payment of 250,000 and 1,000,000 shares, respectively, to William Cox in remuneration for his services as an independent member of the Company’s board of directors.

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

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows ownership of our common stock on December 31, 2013, based on 156,230,249 shares of common stock outstanding, (i) by each Director and Named Executive Officer; (ii) all of our Directors and Named Executive Officers as a group and (iii) each person or entity known to us to own beneficially more than 5% of our capital stock. Except to the extent indicated in the footnotes to the following table, the person or entity listed has sole voting and dispositive power with respect to the shares that are deemed beneficially owned by such person or entity, subject to community property laws, where applicable:

Name	Shares of Common Stock(2)	Rights to Acquire Common Stock (3)	Total Shares Beneficially Owned	Percentage of Outstanding Common Stock(4)
Directors and Named Executive Officers
David Dugas (1)	17,971,880	12,000,000	29,971,880	19.2%
Tony Primeaux (1)	3,837,700	15,400,000	19,237,700	12.3%
William Cox (1)	259,583	1,250,000	1,509,583	* %
Jack Trotti (1)	3,350,000		3,350,000	2.1%
All current executive officers and directors as a group (4 persons)	25,419,163	28,650,000	54,069,163	34.6%
5% Beneficial Owners
None	-	-	-	-
* Less than 1% (0.99%)
(1)	The address for purposes of this table is the Company’s address: .
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

Change in Control

We are not aware of any arrangement that might result in a change in control of the Company in the future.

Equity Plan Compensation Information

The Company does not currently have a stock option plan or other form of equity plan.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as described below, no director, executive officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, during the year ended December 31, 2013, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or 1% of the average of our total assets at the year end for the last three completed fiscal years.

As of December 31, 2013 and December 31, 2012, the Company had balances due to related parties as follows;

	December 31,
	2013	2012
Due to officer	$419,382	$81,501
Due to ESP Enterprises	$55,790	$55,790

Year Ended December 31, 2012
On July 10, 2012 the Company granted a total of 14,000,000 options to members of the Board of Directors, the options have a term of 10 years, an exercise price of $0.10 per share and vest at 20% per year and 250,000 options to a member of the Board of Directors, the option has an exercise price of $0.10 per share and vest immediately and used the Black-Scholes method to determine fair value. For the period from grant to December 31, 2013 $159,727 was recorded as stock based compensation.

On July 10, 2012 the Company granted 6,500,000 shares of restricted stock to the Company’s Chief Executive Officer, the shares were valued at $650,000 on the date of the grant. The restricted stock vests at a rate of 20% per year on the anniversary date of the grant and $32,500 was recorded as stock based compensation for the period from the grant date to September 30, 2012.

On November 23, 2012 the Company granted a total of 13,000,000 options to members of the Board of Directors, the options have a term of 10 years, an exercise price of $0.09 per share and vest at 20% every six months and 1,000,000 options to a member of the Board of Directors, the option has an exercise price of $0.09 per share and vest immediately and used the Black-Scholes method to determine fair value. For the period from grant to December 31, 2013 $320,078 was recorded as stock based compensation.

On November 23, 2012 the Company granted 5,000,000 shares of restricted stock to the Company’s Chief Executive Officer, the shares were value at $400,000 and was recorded as stock based compensation for the period.

Corporate Governance

We currently act with two directors consisting of David Dugas and Tony Primeaux. We do not have an “independent director” as that term is defined under Rule 5605(a)(2) of the NASDAQ Listing Rules. As we are not presently required to comply with the NASDAQ Listing Rules, the Company has elected to avoid incurring the substantial costs associated with adopting such measures.

We do not have a standing audit, compensation or nominating committee, but our entire board of directors’ acts in such capacities. We believe that the members of our board of directors are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of the Company does not believe that it is necessary to have a standing audit, compensation or nominating committee because we believe that the functions of such committees can be adequately performed by the board of directors. In addition, we believe that retaining one or more additional directors who would qualify as independent as defined in Rule 5605(a)(2) of the NASDAQ Listing Rules would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact the we have not generated any revenues from operations to date.

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed or to be billed by MaloneBailey, LLP for professional services rendered for the audit of our annual financial statements included in our Form 10-K during the fiscal years ended December 31, 2013 and 2012 are as follows:

	Year Ended	Year Ended
Type of Fees	2013	2012

Audit Fees	$86,000	$85,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	50,000

Total	$86,000	$135,000

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

Audit-Related Fees
There were no fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the Company's financial statements.

Tax Fees
This category includes fees for tax planning for merger and acquisition activities, tax consultations, the review of income tax returns and assistance with state tax examinations. We did not engage MaloneBailey, LLP to provide any tax services for the years ended December 31, 2013 and 2012.

All Other Fees
We engaged MaloneBailey, LLP to provide due diligence service for review of potential acquisition target for the year ended December 31, 2012. We did not engage MaloneBailey, LLP to provide any other services for the year ended December 31, 2013.

Our board of directors, who acts as our audit committee, has adopted a policy governing the pre-approval by the board of directors of all services, audit and non-audit, to be provided to the Company by our independent auditors. Under the policy, the board or directors has pre-approved the provision by our independent auditors of specific audit, audit related, tax and other non-audit services as being consistent with auditor independence. Requests or applications to provide services that require the specific pre-approval of the board of directors must be submitted the board of directors by the independent auditors, and the independent auditors must advise the board of directors as to whether, in the independent auditor’s view, the request or application is consistent with the Securities and Exchange Commission’s rules on auditor independence.

The board of directors has considered the nature and amount of the fees billed by MaloneBailey, LLP and believes that the provision of the services for activities unrelated to the audit is compatible with maintaining the independence of the firm.

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

10.1
Share Purchase Agreement dated November 21, 2007 among the Company, Pantera Oil and Gas PLC, Aurora Petroleos SA and Boreal Petroleos SA (incorporated by reference from our Current Report on Form 8-K filed on November 26, 2007)

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

10.8
Second Amending Agreement dated July 30, 2008 among the Company, Artemis Energy PLC (formerly Pantera Oil and Gas PLC), Aurora Petroleos SA and Boreal Petroleos SA (incorporated by reference from our Current Report on Form 8- K filed on August 5, 2008)

10.9
Amended and Restated Share Purchase Agreement dated September 9, 2008 among company, Artemis Energy PLC (formerly Pantera Oil and Gas PLC), Aurora Petroleos SA and Boreal Petroleos SA (incorporated by reference from our Annual Report on for 10-KSB filed on September 15, 2008)

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
_______
*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESP RESOURCES, INC.

Date: April 24, 2014	By:	/s/ David Dugas
David Dugas
Chief Executive Officer, President, Chief Financial Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 24, 2014	By:	/s/ David Dugas
David Dugas
President and Director

Date: April 24, 2014	By:	/s/ Tony Primeaux
Tony Primeaux
Director