Form 10-Q
period 2014-03-31
ESP Resources, Inc.
filed 2014-05-15
CIK 1346526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 9, 2014, there were 156,230,249 shares of the Registrant’s common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS

ESP Resources, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31, 2014	December 31, 2013

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$134,042	$5,757
Restricted cash	167,905	113,589
Accounts receivable, net	2,279,491	1,747,712
Inventories	1,078,325	1,170,900
Prepaid expenses	212,335	360,378

Total current assets	3,872,098	3,398,336

Assets held for sale	127,228	216,092
Property and equipment, net of accumulated depreciation of $2,005,438 and $1,836,493, respectively	2,274,398	2,330,638
Other assets	65,872	65,872

Total assets	$6,339,596	$6,010,938

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$2,757,140	$2,662,087
Net liabilities from discontinued operations	88,823	90,792
Factoring payable	1,525,480	1,093,593
Accrued expenses	1,389,215	1,153,455
Due to related parties	722,809	475,172
Contingent consideration payable	181,437	181,437
Guarantee liability	120,000	120,000
Short-term debt	299,511	376,265
Current maturities of convertible debentures, net of unamortized discounts	1,027,884	875,760
Current maturities of debt - vendor deferred payment	356,867	348,466
Current maturities of long-term Debt	806,957	858,002
Current portion of capital lease obligation	198,837	230,462
Derivative liability	329,701	263,875

Total current liabilities	9,804,661	8,729,366

Long-term debt (less current maturities)	323,294	463,168
Long-term debt - vendor deferred payment (less current maturities	978,748	1,064,954
Capital lease obligations (less current maturities)	52,743	50,060
Deferred lease cost	17,000	17,000

Total liabilities	11,176,446	10,324,548

STOCKHOLDERS' DEFICIT
Preferred stock - $0.001 par value, 10,000,000 shares authorized in 2011, zero outstanding	-	-
Common stock - $0.001 par value, 350,000,000 shares authorized, 156,230,249 shares issued and outstanding	156,231	156,231
Additional paid-in capital	20,561,171	20,328,102
Subscription receivable	(1,000)	(1,000)
Accumulated deficit	(25,553,252)	(24,796,943)

Total stockholders' deficit	(4,836,850)	(4,313,610)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$6,339,596	$6,010,938

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ESP Resources, Inc.
Condensed Consolidated Statements of Operations
Three Months Ended March 31, 2014 and 2013
(Unaudited)

	Three Months Ended March 31,
	2014	2013

SALES, NET	$3,152,765	$3,454,957
COST OF GOODS SOLD	1,470,343	1,756,871

GROSS PROFIT	1,682,422	1,698,086

OPERATING EXPENSES
General and administrative	1,858,104	2,437,040
Depreciation and amortization	180,000	231,800
Loss on disposal of assets	16,169	-

LOSS FROM OPERATIONS	(371,851)	(970,754)

OTHER INCOME (EXPENSE)
Interest expense	(108,569)	(97,507)
Factoring fees	(67,327)	(80,656)
Amortization of debt discount	(152,124)	(205,886)
Other income, net	9,388	3,245
Interest income	-	9
Change in derivative liability	(65,826)	236,068

Total other expense	(384,458)	(144,727)

NET LOSS FROM CONTINUING OPERATIONS	(756,309)	(1,115,481)

LOSS FROM DISCONTINUED OPERATIONS	-	(172,912)

NET LOSS	$(756,309)	$(1,288,393)

NET LOSS PER SHΑRE (basic and dilutеd) from discontinuеd opеrations	$(0.00)	$(0.00)
NET LOSS PER SHΑRE (basic and dilutеd) from continuеd opеrations	$(0.00)	$(0.01)
NET LOSS PER SHARE (basic and diluted)	$(0.00)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING	156,230,249	151,494,138

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ESP Resources, Inc.
Condensed Consolidated Statements of Cash Flow
Three Months Ended March 31, 2014 and 2013
(Unaudited)

	Three Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(756,309)	$(1,288,393)
Adjustments to reconcile net loss to net cash provided by operating activities:

Amortization of debt discount	152,124	205,886
Loss on disposal of assets	16,169	-
Depreciation and amortization, net disposals	180,000	239,262
Bad debt expense	15,000	21,000
Stock and warrant based compensation	233,069	397,682
Change in derivative liability	65,826	(236,068)

Changes in operating assets and liabilities:
Accounts receivable	(546,779)	(174,888)
Inventory	92,575	126,931
Prepaid expenses	148,043	250,156
Other assets	-	505
Assets held for sale	42,314	-
Accounts payable	95,052	744,151
Accrued expenses	233,793	52,715
Accrued expense to related parties	247,637	(15,703)

NET CASH PROVIDED BY OPERATING ACTIVITIES	218,514	323,236

CASH FLOWS FROM INVESTING ACTIVITIES
Restricted cash	(54,316)	(30,026)
Purchase of fixed assets	(125,885)	(113,643)

NET CASH USED IN INVESTING ACTIVITIES	(180,201)	(143,669)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long term debt	(204,938)	(147,211)
Repayment of capital leases	(60,224)	(64,082)
Repayment of short-term debt	(76,753)	(114,141)
Net factoring advances	431,887	277,997

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	89,972	(47,437)

NET CHANGE IN CASH	128,285	132,130
CASH AT BEGINNING OF PERIOD	5,757	70,214

CASH AT END OF PERIOD	$134,042	$202,344

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest and factoring cost	$120,424	$180,504
Cash paid for income taxes	-	-
Non-cash investing and financing transactions:
Notes issued for purchase of property and equipment	$-	$222,291
Value of capitalize lease issued	$31,282	$105,021
Debt extinguished with sale of assets	$33,406	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ESP Resources, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2014

Note 1 – Organization and Basis of Presentation

Organization

ESP Resources, Inc. (“ESP Resources”, and collectively with its subsidiaries, “we, “our” or the “Company”) was incorporated in the State of Nevada on October 27, 2004. The accompanying consolidated financial statements include the accounts of ESP Resources, Inc. and its wholly owned subsidiaries, ESP Petrochemicals, Inc. of Louisiana (“ESP Petrochemicals”), ESP Ventures, Inc. of Delaware (“ESP Ventures”), ESP Corporation, S.A., a Panamanian corporation (“ESP Corporation”) and ESP Payroll Services, Inc. of Nevada (“ESP Payroll”). On July 11, 2012, the Company formed two partially owned subsidiaries in Delaware, ESP Advanced Technologies, Inc., and ESP Facility & Pipeline Services, Inc. On December 19, 2012, the Company formed a partially owned subsidiary in Nevada, IEM, Inc.

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

Basis of Presentation

The accompanying unaudited condensed interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America and with the rules and regulations of the Securities and Exchange Commission to Form 10-Q and Article 8 of Regulation S-X.  These unaudited condensed interim consolidated financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2013 and notes thereto contained in the information as part of the Company’s Annual Report on Form 10-K filed with the SEC. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2013 as reported in the Form 10-K have been omitted. In the opinion of management, the unaudited interim consolidated financial statements furnished reflect all adjustments (consisting of normal recurring adjustments) which are necessary to present fairly the financial position and the results of operations for the interim periods presented herein.  Unaudited interim results are not necessarily indicative of the results for the full year. Any reference herein to “ESP Resources”, the “Company”, “we”, “our” or “us” is intended to mean ESP Resources, Inc. including the subsidiaries indicated above, unless otherwise indicated.

Note 2 – Going Concern

At March 31, 2014, the Company had cash and cash equivalents of $134,042 and deficit working capital of $5,932,563. The Company believes that its existing capital resources may not be adequate to enable it to execute its business plan. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The Company estimates that it will require additional cash resources during 2014 based on its current operating plan and condition.

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

Note 3 – Factoring Payable

On May 24, 2011, ESP Petrochemicals entered into an accounts receivable financing agreement with Crestmark Commercial Capital Leading, LLC (“Crestmark”) with an initial term of nine months and renewing semi-annually thereafter. The agreement is in the subsequent renewal period. The Company may obtain advances of up to 90% of eligible accounts receivable, subject to a factoring fee of 0.75% per 15 days, with 10% held in a reserve account, which is released to the Company upon payment of the receivable. The agreement is subject to a master note, which limits borrowing to $2,000,000. The master note is payable upon demand, or if no demand is paid, with monthly payments of interest at 1.5%. All outstanding principal plus accrued unpaid interest is due on maturity of the note or when the related invoice is collected. The master note is secured by all inventory, accounts, general intangibles, and equipment of the Company. On March 2, 2012, Crestmark increased the borrowing limit to $3,000,000. On August 1, 2012, Crestmark increased the borrowing limit to $4,000,000. The total borrowing under the agreement at March 31, 2014 and December 31, 2013 was $1,525,480 and $1,093,593, respectively, with $167,905 and $113,589, respectively, held in restricted cash in the consolidated balance sheets.

Note 4 – Property and Equipment

Property and equipment includes the following at March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013

Plant, property and equipment	$1,530,618	$1,406,517
Vehicles	1,703,028	1,745,704
Equipment under capital lease	987,060	955,779
Office furniture and equipment	59,130	59,131
	4,279,836	4,167,131
Less: accumulated depreciation	(2,005,438)	(1,836,493)
Net property and equipment	$2,274,398	$2,330,638

For the three month period ended March 31, 2014 and 2013, depreciation expense for continuing operations was $180,000 and $231,800, respectively, and depreciation expense for discontinued operations was $0 and $7,462, respectively.

On or around June 11, 2013, the Board of Directors decided to cease operations of its subsidiaries in the United States including ESP Advanced Technologies, Inc. and ESP Facilities and Pipeline Services, Inc. and in Papua New Guinea including but not limited to operations through the joint venture ESP KUJV Limited. The Board determined that certain activities should be closed and that unused assets, principally vehicles and equipment, be sold. The carrying value of the remaining assets held for sale at March 31, 2014 is $127,228.

During the quarter ended March 31, 2014 the Company sold three vehicles with a net carrying value of $79,957, two of which were classified as assets held for sales with a net carrying value of $46,551, in exchange for the payment of related long-term debt of $63,788 resulting in a loss from disposal of assets of $16,169.

Note 5- Short-Term Debt

On April 8, 2013, the Company executed a demand note for $150,000 with an annual interest rate of 8%. As part of the agreement the Company granted the holder 150,000 shares of Common Stock and warrants to purchase 150,000 shares of common stock at an exercise price of $0.15 per share through April 8, 2014. The Company determined the fair value of the common stock and warrants to be $10,500 and $2,458, respectively. The aggregate fair value of $12,958 was recognized as a debt discount which is being amortized to interest expense over the life of the debt. During the year ended December 31, 2013, the entire discount of $12,958 was amortized to interest expense. The Short-term debt on the demand note as of March 31 2014 and December 31, 2013 was $150,000 and $150,000 respectively.

During the year ended December 31, 2013, the Company issued notes payable to finance its insurance with an aggregate principal amount of $292,227. The notes mature in 1 year, bear interest of 5.70% per annum and require equal monthly payments. The Short-term debt on the notes payable to finance insurance as of March 31, 2014 and December 31, 2013 was $149,511 and $226,265 respectively.

The Company made aggregate repayments on its short-term debt of $76,753 and $114,141 during the three month period ended March 31, 2014 and 2013, respectively.

Note 6- Long-Term Debt - Vendor Deferred Payment

Long-term debt on vendor deferred payments consisted of the following at March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
The Company reached agreement with certain Vendors to exchange payables for term debentures with annual interest rates of 5% or prime plus 1.5% with month payments between $22,551 and $10,000 and maturing between October 2014 and September 2018	$1,335,615	$1,413,420
Less current maturities	(356,867)	(348,466)
Total long-term debt	$978,748	$1,064,954

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

Note 7- Long-Term Debt

Long term debt consisted of the following at March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
Equipment secured notes payable - the notes bear interest at rates between 12.0% and 7.5% per annum, are payable in monthly installments between $274 and $2,522 and mature at various dates between July 2014 and January 2015.	$61,751	$73,733
Vehicle secured notes payable - the notes bear interest at rates between 9.49% and 0.0% per annum, are payable in monthly installments between $698 and $1,832 and mature between July 2014 and August 2016.	667,866	843,910
On April 13, 2013, the Company borrowed $50,150 from a bank with an annual interest rate of 5.80% and a term of 36 months with payments of $1,170	40,666	43,559
Unsecured notes payable. The notes bear interest at 5% per annum and are due between April 2009 and July 2013.	359,968	359,968
Total	1,130,251	1,321,170
Less current maturities	(806,957)	(858,002)
Total long-term debt	$323,294	$463,168

Note 8 – Capital Lease Obligations

ESP Petrochemicals leases certain office equipment, warehouse equipment special purpose equipment and vehicles under capital leases. Long term capitalized leases consisted of the following at March 31, 2014:

	Year			Borrowing	Term in months			Monthly payment			March 31, 2014	December 31, 2013

Warehouse equipment		2013		$26,313		36			$731		$16,856	21,097
Vehicles	2009	-	2011	$368,766	21	-	72	$887	-	1,905	76,986	52,564
Office equipment		2012		$10,140		24			$260		2,196	3,380
Special purpose equipment	2011	-	2012	$483,092		36		$1,692	-	3,702	155,542	203,481

Total capital lease											251,580	280,522
less current portion											(198,837)	(230,462)
Total long-term capital lease											$52,743	$50,060

Note 9 – Convertible debentures

The following reflect the Convertible Debentures for the period ended March 31, 2014 and December 31, 2013.

	March 31, 2014	December 31, 2013
On January 27, 2012, the Company received proceeds of $130,000 from the sale of 16% Convertible Subordinated Debentures. The Company is in default.	$130,000	$130,000
On December 20, 2013, the Company amended the debenture initially issued November 14, 2012 in which it received proceeds of $750,000 from the sale of 16% Convertible Subordinated Debentures. Interest is due June 1, 2014 and September 1, 2013.	762,000	762,000
On November 14, 2012, the Company received proceeds of $250,000 from the sale of 16% Convertible Subordinated Debentures. Interest is due March 1, 2013, June 1, 2013 and September 1, 2013. The Company is in default.	250,000	250,000

Total	1,142,000	1,142,000
Less unamortized debt discounts	(114,116)	(266,240)
Less current maturities	(1,027,884)	(875,760)
Total Long-term convertible debentures	$-	$-

On November 14, 2012, the Company received proceeds of $1,000,000 from the sale of 16% Convertible Subordinated Debentures (the “November 2012 Debentures”). The November 2012 Debentures were due on March 1, 2014. The aggregate principal amount of the combined November 2012 Debentures is $1,000,000 with an interest rate of 16% per annum. The interest is payable quarterly on March 1st, June 1st, September 1st, and December 1st, beginning on March 1, 2013. The November 2012 Debentures are convertible at any time after the original issue date at a conversion price of $0.085 per share, subject to adjustments. The Company recorded a discount from the relative fair value of the conversion feature and the intrinsic value of the conversion option of $421,715. The Company estimated the fair value of these derivatives using a multinomial Distribution (Lattice) valuation model with the following assumptions: stock price on the measurement date of $0.07; term of 1.5 years; expected volatility between 112% - 159%; and discount rate of 0.22% and accounted for them as debt discount, which will be amortized over the term of the loan which expired March 1, 2014. The Company analyzed the conversion option under ASC 815 and determined and recorded a $449,840 derivative liability. The Company, in its sole discretion, may choose to pay interest in cash, shares of Common Stock, or in combination thereof. At the Company’s election, it may, at any time after the six-month anniversary of the transaction’s closing date, deliver a notice to the holders to redeem the then-outstanding principal amount of the November 2012 Debentures for cash. In the event the Company defaults, the outstanding principal amount of the November 2012 Debentures, plus accrued but unpaid interest, liquidated damages and other amounts owing in respect thereof through the date of acceleration, shall become, at the holders’ election, immediately due and payable in cash. In addition, the investors received 100% of the number of shares of common stock that the purchase amount would buy in warrants at the conversion price of $0.09, or a total of 11,764,706 warrants with a 5-year term. The Company recorded a discount from the relative fair value of the warrants and the intrinsic value of the conversion option of $208,685. The Company estimated the fair value of these derivatives using a multinomial Distribution (Lattice) valuation model with the following assumptions: stock price on the measurement date of $0.07; warrant term of 5 years; expected volatility between 112%-593%; and discount rate of 0.63% and accounted for them as debt discount, which will be amortized over the term of the loan which expires March 1, 2014. The Company analyzed the warrants under ASC 815 and determined and recorded a $222,603 derivative liability. The November 2012 Debentures are secured by the remaining unencumbered assets of the Company. The Company’s subsidiary companies guaranteed the security agreement by agreeing to act as surety for the payment of the November 2012 Debentures. As further consideration, the Company issued a combined total of 4,000,000 shares of common stock to the investors, which the Company recorded as a debt discount of $299,600 at issuance and will amortize the debt discount over the term of the debt. For the year ended December 31, 2013, the Company amortized $5,912. The Company shall take all actions necessary to nominate and recommend shareholder approval for the appointment of one director selected by Hillair Capital Management LLC to ESP’s Board of Directors. In conjunction with this debenture, the Company paid $70,000 of professional fees and recorded these fees as a debt discount to be amortized over the term of the debenture. The Company determined that the Debenture and warrant had derivative features and derivative liabilities were established for each.

On September 30, 2013 the Company agreed with its convertible debenture holders to amend and restate the November 2012 Debenture. The September 1, 2013 payment obligation was extended and deferred to $375,000 on December 1, 2013 and $625,000 on March 1, 2014 plus accrued interest; the conversion price was amended and restated to $0.05 from $0.085; the related warrant exercise price per share of the common stock was amended and restated to $0.075 from $0.09. The Company evaluated the application of ASC 470-50, Modifications and Extinguishments and ASC 470-60, Trouble Debt Restructurings by Debtors and concluded that the revised terms did not constitute a substantial modification or a troubled debt restructuring. The amended and restated exercise price of the warrant and conversion price were valued as derivative instruments and were revalued at the fair market value of the derivative instruments at September 30, 2013.

On December 20, 2013 the Company agreed with one convertible debenture holder to amend and restate the November 2012 Debenture amended previously on September 30, 2013. The December 1, 2013 payment obligation was extended and deferred to $281,250 on June 1, 2014 and $468,750 on September 1, 2014 plus accrued interest. The Company issued 5,000,000 common stock purchase warrants with an exercise price per share of $0.075 and a term of 5 years. The amended and restated exercise price of the Warrant and Conversion price were valued as derivative instruments and were revalued at the fair market value of the derivative instruments at December 20, 2013 as debt discount. The Company estimated the fair value of these derivatives using a multinomial Distribution (Lattice) valuation model with the following assumptions: stock price on the measurement date of $0.07; term of 1.5 years; expected volatility between 123% - 143% and accounted for them as debt discount, which will be amortized over the term of the loan which expires September 1, 2014. The Company analyzed the conversion option under ASC 815 and determined and recorded a derivative liability for these warrants at $13,365 and included them in debt discount. The Company estimated the conversion option of this debt conversion feature at $158,612 and included it in debt discount. The Company evaluated the application of ASC 470-50, Modifications and Extinguishments and ASC 470-60, Trouble Debt Restructurings by Debtors and concluded that the revised terms constituted a substantial modification which resulted in a debt extinguishment. The Company recognized a loss on the extinguishment of $310,767 during 2013. Accrued interest of $12,000 was incorporated into the reissued convertible debenture principal amount.

On December 1, 2013 and March 1, 2014 the Company failed to make the amended principle payment on one if its convertible debentures dated November 14, 2012 and amended on September 30, 2013. This convertible debenture is now in default. Under the terms of the convertible debenture all principle payments are now due and reflected as current and the interest rate increased to 18%.

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

The range of significant assumptions which the Company used to measure the fair value of the derivative liabilities (a level 3 input) at December 31, 2013 is as follows:

	Warrants			Debentures

Stock price		$0.02			$0.02
Term (years)	3.9	-	5		.75
Volatility	123%	-	143%	123%	-	143%
Risk-free interest rate		1.75%			0.13%
Exercise prices	$0.075	-	0.002	$0.05	-	0.02
Dividend yield		0.00%			0.00%

The range of significant assumptions which the Company used to measure the fair value of the derivative liabilities (a level 3 input) at March 31, 2014 is as follows:

	Warrants			Debentures

Stock price		$0.02			$0.02
Term (years)	3.7	-	5		.50
Volatility	143%	-	162%	143%	-	162%
Risk-free interest rate		1.75%			0.13%
Exercise prices	$0.075	-	0.002	$0.05	to	0.02
Dividend yield		0.00%			0.00%

The Company estimated the fair value of these derivatives using a multinomial Distribution (Lattice) valuation model. The fair value of these derivative liabilities at March 31, 2014 was $329,701, and at December 31, 2013 was $263,875. The change in the fair value of derivative liabilities resulted in a loss of $65,826 for the three months ended March 31, 2014.

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

The following table sets forth the fair value hierarchy within our financial assets and liabilities by level that were accounted for at fair value on a recurring basis as of March 31, 2014.

		Fair Value Measurement at March 31, 2014
	Carrying Value at March 31, 2014	Level 1	Level 2	Level 3
Liabilities:
Derivative convertible debt liability	$238,011	$-	$-	$238,011
Derivative warrant liability	$91,690	$-	$-	$91,690
Total derivative liability	$329,701	$-	$-	$329,701

The following table sets forth the fair value hierarchy within our financial assets and liabilities by level that were accounted for at fair value on a recurring basis as of December 31, 2013.

		Fair Value Measurement at December 31, 2013
	Carrying Value at December 31, 2013	Level 1	Level 2	Level 3
Liabilities:
Derivative convertible debt liability	$188,827	$-	$-	$188,827
Derivative warrant liability	$75,048	$-	$-	$75,048
Total derivative liability	$263,875	$-	$-	$263,875

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

ESP recorded the fair value of the guarantee liability at $48,000, which represented the fair value of the note receivable from Aurora and Boreal which ESP would take over from the director. On June 1, 2009 when Aurora and Boreal did not make the required payments on their notes payable to the director, ESP determined that the value of the guarantee liability should be increased to the full face amount of the guaranteed note of $120,000, resulting in a loss on guarantee liability of $72,000 during the year ended December 31, 2010. There have been no changes in the matter during 2011 and 2012 and the three months ended March 31, 2014, hence the balance remains the same.

Note 12 – Stockholders’ Equity

Warrants issued

The following table reflects a summary of common stock warrants outstanding and warrant activity during the three months ended March 31, 2014:

	Number of warrants	Weighted Average Exercise Price	Weighted Average Term (Years)

Warrants outstanding at December 31, 2013	63,092,278	$0.16	1.26
Granted during the period	-	-	-
Exercised during period	-	-	-
Forfeited during the period	-	-	-
Warrants outstanding at March 31, 2014	63,092,278	$0.16	1.26

The Common Stock warrants expire in years ended December 31 as follows:

Year	Amount

2014	2,205,238
2015	43,122,334
2016	1,000,000
2017	11,764,706
2018	5,000,000
Total	63,092,278

Stock Option Awards

During the three month period ended March 31, 2014 and 2013 the Company did not grant any stock options.

The following table reflects a summary of common stock options outstanding and option activity during the three months ended March 31, 2014:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (years)

Outstanding at December 31, 2013	52,930,000	0.12	4.77
Granted	-	-	-
Exercised	-	-	-
Expired/Forfeited	(8,000)	0.14	6.58
Outstanding at March 31, 2014	52,922,000	$0.11	4.51
Exercisable at March 31, 2014	34,390,000	$0.11	4.51
Exercisable at March 31, 2013	24,907,000	$0.13	6.33

During the three month period ended March 31, 2014, the Company recognized stock-based compensation expense of $176,027 related to stock options. As of March 31, 2014, there was approximately $1,213,976 of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over the remaining vesting period. The aggregate intrinsic value of these options was $0 at March 31, 2014.

During the three month period ended March 31, 2013, the Company recognized stock-based compensation expense of $206,890 related to stock options. As of March 31, 2013, there was approximately $1,966,928 of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over the remaining vesting period. The aggregate intrinsic value of these options was $0 at March 31, 2013.  In addition to the above and for the three month period ended March 31, 2014 and 2013, the Company amortized $57,042 and $120,792 of stock based compensation resulting from stock and warrants issued in previous periods.

Note 13 – Discontinued Operations

On June 11, 2013, the board of directors decided to cease operations of various subsidiaries, including ESP Facility and Pipeline Services, Inc., ESP Advanced Technologies, Inc., ESP KUJV Limited Joint Venture and ESP Marketing Group LLC. The Board determined that certain activities should be closed and that unused assets, principally vehicles and equipment, be sold. The Company determined this action was a discontinued operation and the activities prior to this action were:

	Three Months Ended March 31,
	2014	2013
DISCONTINUED OPERATIONS
Sales, net	$-	$265,490
Cost of goods sold	-	(110,355)
General and administrative	-	(313744)
Depreciation	-	(7,462)
Other income and expense		(6,841)
LOSS FROM DISCONTINUED OPERATIONS	$-	$(172,912)

The Company estimated the fair value of those assets to be sold and if the fair value was less than the net book value, an impairment loss was recognized. The book value of the remaining assets held for sale at December 31, 2013 was $216,092.  Additionally, at March 31, 2014 and December 31, 2013 the company has remaining liabilities associated with the discontinued operations of $88,823 and $90,792, respectively.

Note 14 – Commitments and Contingencies

Contingent payable – Turf Chemistry

On April 25, 2014 the Company reached an agreement with the former owner of Turf Chemistry, Inc., Alfredo Ledesma. As part of the settlement agreement, the Company agreed to pay consideration of $150,000 to Mr. Ledesma of which $75,000 was paid on April 25, 2014, the remaining payments will be made in monthly installments of $7,500 beginning May 1, 2014. In addition, the Company agreed to pay the remaining amount of a loan on one of the Turf assets, net of proceeds from the eventual sale of that same asset and up to $5,000 for closure costs of the Turf entity. The Company estimates a net contingent payable of $181,437 and has recorded a settlement of lawsuit cost of $150,000 for the period ended December 31, 2013.

Legal proceedings

The District Court of Caddo Parish, Louisiana entered a default judgment in favor of Daniel Spencer and against ESP Advanced Technologies, Inc. on October 17, 2013 for $3,500,000 together with future interest from October 14, 2013, until paid, at a rate of 20% per annum for default after service. All of the operations of ESP Advanced Technologies, Inc. were discontinued on June 11, 2013. The Company believes this judgment is without merit and will vigorously pursue post-judgment remedies to set aside the judgment and have it annulled under Louisiana law. Management does not consider the potential for loss to be probable. Accordingly, the judgment amount was not accrued as of March 31, 2014.

Platinum Chemicals LLC

On March 2, 2012, the Company filed a trade secret infringement lawsuit to protect its rights against a former employee, a competitor and officers of the competitor. On November 21, 2012, an Agreed Final Judgment was entered in the lawsuit ESP Petrochemicals, Inc. (“ESP Petro”), v. Shane Cottrell, Platinum Chemicals, LLC, Ladd Naquin, Joe Lauer, Patrick Williams, Ralph McClelland and Ronald Walling (the “Defendants”) against the Defendants. Under the terms of the Agreed Final Judgment, the Defendants cannot offer or sell any chemical product or related services to a number of entities or in conjunction with any operations within designated Texas Railroad Commission districts for specified periods of time as long as ESP Petro is in conformance with the terms of the Agreed Final Judgment. The name of the entities, the lists of designated districts and the specific time periods are delineated in the Agreed Final Judgment. Additionally, the Defendants are not to solicit or recruit any ESP Petro employees, they must turn over any “ESP Information” (as that term is described in the Agreed Final Judgment) and they cannot directly or indirectly, offer, market, advertise, promote or otherwise describe in any way a product to a customer, prospective customer or third party, as being derived from ESP Petro’s formula or an equivalent ESP Petro product.

Note 15 – Related Party Transactions

As of March 31, 2014 and December 31, 2013, the Company had balances due to related parties as follows:

	March 31, 2014	December 31, 2013
Due to officer	$667,019	$419,382
Due to ESP Enterprises	$55,790	$55,790
Total due to related parties	$722,809	$475,172

The above balances are unsecured, due on demand and bear no interest.

On June 1, 2013, the Officers agreed to defer a portion of their salaries until such time as cash flow allowed. As of March 31, 2014, $66,667 has been deferred and reflected as a liability due to related parties.

Note 16 – Subsequent Events

On April 25, 2014 the Company reached an agreement with the former owner of Turf Chemistry, Inc. (see Note 14), and pursuant to the agreement, made payments of $75,000 on April 25, 2014 and $7,500 on May 1, 2014.

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

Financial information contained in this quarterly report is prepared in accordance with United States generally accepted accounting principles. The following discussion should be read in conjunction with our audited consolidated financial results on Form 10-K for December 31, 2013 and the related notes that appear elsewhere in this quarterly report. As used in this quarterly report, and unless otherwise indicated, the terms “we”, “us” and “our” mean ESP Resources, Inc., unless otherwise indicated.

Corporate History

We were incorporated on October 27, 2004, in the State of Nevada. Our principal offices are located at 1003 South Hugh Wallis Road Suite G-1 Lafayette, Louisiana 70508.

Effective September 28, 2007, we completed a merger with our subsidiary, Pantera Petroleum, Inc., a Nevada corporation. As a result, we changed our name from “Arthro Pharmaceuticals, Inc.” to “Pantera Petroleum, Inc.” In addition, effective September 28, 2007, we effected a 16 for 1 forward stock split of our authorized, issued and outstanding common stock. As a result, our authorized capital increased from 75,000,000 common shares to 1,200,000,000 common shares with the same par value of $0.001. At that time, our issued and outstanding share capital increased from 6,970,909 common shares to 111,534,544 common shares.

In December 2008, the Company entered into an agreement with ESP Resources, Inc., a Delaware corporation (“ESP Delaware”), whereby the Company acquired 100% ownership of ESP Delaware in exchange for 292,682,297 common shares. As a result of this acquisition, we changed our name from “Pantera Petroleum, Inc.” to “ESP Resources, Inc.” On January 27, 2009, we effected a 1 for 20 reverse stock split of our common stock and received a new ticker symbol. The name change and reverse stock split became effective with the OTC Bulletin Board at the opening of trading on January 27, 2009 under the new symbol “ESPI” and a new CUSIP number of 26913L104.

On July 29, 2011 the shareholders decreased the authorized shares of our common stock from 1,200,000,000 shares to 350,000,000 shares and authorized a new class of preferred stock having 10,000,000 shares of stock authorized at $.001 par value.

Any reference herein to “ESP Resources”, the “Company”, “we”, “our” or “us” is intended to mean ESP Resources, Inc., a Nevada corporation, including our wholly-owned subsidiaries including, ESP Petrochemicals, Inc. of Louisiana (“ESP Petrochemicals”), ESP Ventures, Inc. of Delaware (“ESP Ventures”), ESP Corporation, S.A., a Panamanian corporation (“ESP Corporation”) and ESP Payroll Services, Inc. of Nevada (“ESP Payroll”), unless otherwise indicated and two partially owned subsidiaries of which the Company ceased operations on June 11, 2013, ESP Advanced Technologies, Inc. of Delaware, and ESP Facility & Pipeline Services, Inc. of Delaware.

Our Business

We are a custom formulator of specialty chemicals for the oil and gas industry. We offer analytical services and essential custom-blended chemicals for oil and gas wells, which improve production yields and overall efficiencies. Our mission is to provide applications of surface chemistry to service all facets of the fossil energy business via a high level of innovation. We focus our efforts on solving problems at the drilling site or well with a highly complex integration of chemicals and processes to achieve the highest level of quality petroleum output. Management believes our constant management of our chemical applications at the drilling site or well, continuous monitoring of the productivity and outflow levels of oil and gas and listening to our customers and their changing demands, and applying our skills as chemical formulators enables us to measure the impact we have in our business.

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

Our first goal is to solve our customers’ problems at the well and optimize drilling or production and, secondly, the sale of product. Typically, our service personnel gathers information at a well and enter this data into the analytical system at each of our 4 respective district offices located in Rayne, Louisiana; Pharr, Texas; Victoria, Texas and Longview, Texas. The analytical system provides testing parameters and reproduces conditions at the wellhead. This allows our technical team and chemists to design and test a new chemical blend in a very short period of time. In many cases, a new blend may be in service at the well in as little as 24 hours.

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

Continuing Operations for the three month period ended March 31, 2014 compared to three month period ended March 31, 2013

The following table summarizes the results of our operations during the three months ended March 31, 2014 and 2013, and provides information regarding the dollar and percentage increase or (decrease) from 2014 to 2013:

	Three months ended March 31,		$ Increase	% Increase
	2014	2013	(Decrease)	(Decrease)
Sales	$3,152,765	$3,454,957	$(302,192)	(9)%
Cost of goods sold	1,470,343	1,756,871	(286,528)	(16)%
Gross profit	1,682,422	1,698,086	(15,664)	(1)%
Total general and administrative expenses	1,858,104	2,437,040	(578,936)	(24)%
Depreciation and amortization expense	180,000	231,800	(51,800)	(22)%
Loss from disposal of assets	16,169		16,169
Loss from operations	(371,851)	(970,754)	598,903	(62)%
Total other income (expense)	(384,458)	(144,727)	(239,731)	166%
Loss from continuing operations	$(756,309)	$(1,115,481)	$359,172	(32)%

Sales

Sales were $3,152,765 for the three months ended March 31, 2014, compared to $3,454,957 for the same period in 2013, a decrease of $302,192, or 9%.  The decrease was mainly due to a $1,357,000 decreased sales volume from completion petrochemical sales and services to customers engaged in the hydraulic fracturing of oil and gas wells. This decrease occurred as a result of a slowdown in fracking activity by certain of the Company’s customers and closure of the Company’s district office in Arkansas.  In addition, as the Company’s customers shifted their hydraulic fracturing activity to other shale regions where the Company did not have any district offices, the Company was not able to recapture that fracking activity.

Cost of Goods Sold and Gross Profit

Cost of goods was $1,470,343, or 47% of net sales, for the three months ended March 31, 2014, compared to $1,756,871 or 51% of net sales, for the same period in 2013.  Gross profit was $1,682,422, or 53% of net sales, for the three months ended March 31, 2014, compared to $1698,086, or 49% of net sales, for the same period in 2013. The 2% increase in gross profit for the three month period in 2014 is the result of a decline in completion petrochemical sales from customers engaged in the hydraulic fracturing of oil and gas wells that has a lower gross profit margin than production petrochemical product sales.

General and Administrative Expenses

General and administrative expenses decreased by $578,936 for the three months ended March 31, 2014, compared to the same period in 2013.  The decrease in general and administrative expenses was primarily due to a reduction in legal costs related to the intellectual property suit that was settled in the fourth quarter of 2012, the closure of the Houston office in June 2013 and the approximately $165,000 reduction in stock compensation.

Net loss from continuing operations

The Company’s net loss from continued operations decreased to $756,309 for the three months ended March 31, 2014, as compared to a net loss from continued operations of $1,115,481 for the same period in 2013.  The primary reason for the decrease in the net loss was due to a cost reduction initiated by the Company in the second half of 2013.

Concentration

The Company has five major customers that together account for 63% of accounts receivable at March 31, 2014 and 58% of the total revenues earned for the period ended March 31, 2014.

	Accounts Receivable	Revenue

Customer A	19%	13%
Customer B	15%	25%
Customer C	10%	6%
Customer D	10%	6%
Customer E	9%	8%
	63%	58%

The Company has three vendors that accounted for 54%, 13% and 12% of purchases for the three months ended March 31, 2014.

The Company has three major customers that together account for 47% of accounts receivable at March 31, 2013 and 59% of the total revenues earned for the period ended March 31, 2013.

	Accounts Receivable	Revenue

Customer A	24%	17%
Customer B	13%	21%
Customer C	10%	21%
	47%	59%

The Company has two vendors that accounted for 36% and 18% purchases for the three months ended March 31, 2013.

Modified EBITDA

Modified Earnings before interest (including factoring fees), taxes, depreciation amortization and stock-based compensation (Modified EBITDA”) is a non-GAAP financial measure.  We use Modified EBITDA as an unaudited supplemental financial measure to assess the financial performance of our assets without regard to financing methods, capital structures, taxes or historical cost basis; our liquidity and operating performance over time in relation to other companies that own similar assets and that we believe calculate Modified EBITDA in a similar manner; and the ability of our assets to generate cash sufficient for us to pay potential interest costs.  We also understand that such data is used by investors to assess our performance.  However, the term Modified EBITDA is not defined under generally accepted accounting principles and Modified EBITDA is not a measure of operating income, operating performance or liquidity presented in accordance with generally accepted accounting principles. When assessing our operating performance or liquidity, investors should not consider this data in isolation or as a substitute for net income, cash flow from operating activities, or other cash flow data calculated in accordance with generally accepted accounting principles.  Modified EBITDA for the three months ended March 31, 2014 was $50,606 compared to ($503,477) for the same periods in 2013, with a change of $554,083.

	Three months ended March 31
	2014	2013
Net loss	$(756,309)	$(1,288,393)
Add back interest and factoring expense, net of interest income	175,896	185,185
Add back depreciation and amortization	180,000	239,262
Add back amortization debt discount	152,124	205,886
Add back stock-based compensation	233,069	397,682
Add back change in derivative liability	65,826	(236,068)
Modified EBITDA	$50,606	$(496,466)

Cash Flow Used by Operating Activities

Operating activities provided cash of $218,514 for the three months ended March 31, 2014, compared to cash provided of $323,236 for the same period in 2013.  The increase in cash provided by operations during the three months ended March 31, 2014 was primarily due to an increase in accrued expenses from related parties, accrued expenses, non-cash charges for change in derivative liability, and stock based compensation that were partially offset by increases in accounts receivable and inventory.

Cash Flow Used in Investing Activities

Investing activities used cash of $180,201 for the three month period ended March 31, 2014, compared to a use of cash of $143,669 for the three month period ended March 31, 2013.  The increase in net cash used in investing activities during the three months ended March 31, 2014 was a result of the cash to acquire vehicle and equipment driven by the purchase of additional field equipment including storage tanks, containment storage devices, and chemical delivery pumps in the prior period for new customers.

Cash Flow Provided by Financing Activities

Financing activities provided cash of $89,972 for the three months ended March 31, 2014, compared to cash use of ($47,437) for the three months ended March 31, 2013.  The net cash provided was generated from financing activities during the three months ended March 31, 2014 and was a result of net factoring advances reduced by repayment of debt and capital leases.

Liquidity and Capital Resources

As of March 31, 2014, our total assets were $6,339,596 and our total liabilities were $11,176,444.  We had cash of $134,042, current assets of $3,872,098, and current liabilities of $9,804,661 as of March 31, 2014.  We had working capital of ($5,932,563) on that date.  We will require additional capital to fund our losses and working capital deficits and to grow our business to recapture our decline in sales.  For this most recent quarter, we remained dependent on our working capital lines and extended credit terms with our vendors to meet our cash requirements.  We expect this situation to continue for the foreseeable future until we are able to raise additional capital on acceptable terms.  While we anticipate further increases in operating cash flows, we will continue to require additional capital through equity financing and/or debt financing, if available, which may result in further dilution in the equity ownership of our shares.  There is still no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock.  Furthermore, we may continue to be unprofitable and/or unable to grow our sales at a level where we can become profitable.

Working Capital

We estimate that our general operating expenses for the next twelve month period will decrease as we focus on reducing expenses and achieving profitability based on our current level of sales.  Professional and consulting fees, administrative salaries, telephone, office and warehouse rent, and ongoing legal, accounting, and audit expenses to comply with our reporting responsibilities as a public company under the Securities Exchange Act of 1934, as amended, are expected to remain the same.  Any increase in field operating expenses will be due to increases in field operating personnel, travel and other sales support expenses only as the demands from current and new customers increase.

Cash Requirements

Our plan of operations for the next 12 months involves the growth of our production petrochemical business and to recapture our completion petrochemical business through the expansion of regional sales, and the research and development of new chemical and analytical services.  As of March 31, 2014, our Company had cash of $134,042 and a working capital deficit of $5,932,563.

We incurred a net loss of $756,309 for the three month period ended March 31, 2014.  We estimate that our needs for additional capital to fund our working capital deficits, become current with our vendors and implement our growth plans for the next twelve month period to be $3,000,000 to $5,000,000.  However, if any growth and expansion requires more capital and operating expenses or capital expenditures exceed estimates, we will require additional monies during the next twelve months to execute our business plan.  To date, we have been dependent on debt financing and special payment terms with our vendors to meet our cash requirements.  We expect this situation to continue for the foreseeable future.  There can be no assurance that we will be successful in raising the required additional capital or that actual cash requirements will not exceed our estimates.  These funds may be raised through equity financing and/or debt financing which may result in further dilution in the equity ownership of our shares.  There is still no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock.  Furthermore, we may continue to be unprofitable and/or unable to grow our sales at a level where we can become profitable.

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

Going Concern

Due to our net losses, negative cash flow and negative working capital as of December 31, 2013, our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern in their report on our audited financial statements for the year ended December 31, 2013.

Since inception and through March 31, 2014, we have incurred losses totaling $25,553,252.  Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital on the most commercially reasonable terms through private placements, bank financing and/or advances from related parties or shareholder loans.

The continuation of our business is dependent upon obtaining further financing and achieving consistently profitable operations.  The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current or future stockholders.  Obtaining commercial loans, assuming those loans are available, will increase our liabilities and future cash commitments.

There are no assurances that we will be able to achieve a level of revenue adequate to generate profitability.  To the extent that funds generated from operations and any private placements and/or bank financing are insufficient, we will have to raise additional working capital.  No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to us.  If adequate working capital is not available we may not be able to grow our business and increase cash flow from our operations.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operation are based upon the condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America. Preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. There have been no changes to our critical accounting policies from those described in our annual report on Form 10-K for the year ended December 31, 2013.

ITEM 3. – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report, being March 31, 2014, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company’s management, including our President and Chief Executive Officer. Based upon that evaluation, our President and Chief Executive Officer concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1. – LEGAL PROCEEDINGS

Breach of Contract

Alfredo Ledesma and Turf Chemistry, Inc. filed a petition complaining of a breach of contract by ESP Resources, Inc., ESP Petrochemicals, Inc. and Gerard Allen Primeaux (collectively “ESP”) on January 23, 2012 in the District Court of Hidalgo County, Texas for an unknown amount. Plaintiffs claim that ESP failed to satisfy the terms of an acquisition agreement entered into whereby ESP agreed to acquire the assets and liabilities of Plaintiffs. We have reached an agreement on this lawsuit effective April 25, 2014. As part of the settlement agreement, the Company agreed to pay consideration of $150,000 to Mr. Ledesma of which $75,000 was paid on April 25, 2014, the remaining payments will be made in monthly installments of $7,500 beginning May 1, 2014. In addition, the Company agreed to pay the remaining amount of a loan on one of the Turf Chemistry, Inc. assets, net of proceeds from the eventual sale of that same asset and up to $5,000 for costs arising from winding down Turf Chemistry, Inc.

Internal Revenue Service

The Internal Revenue Service (“IRS”) has alleged ESP Ventures, Inc. and ESP Petrochemicals, Inc., the Company’s subsidiaries, have failed to pay certain of their payroll taxes. The subsidiaries are working with the IRS to reach a mutually beneficial agreement.

Judgment

The District Court of Caddo Parish, Louisiana entered a default judgment in favor of Daniel Spencer and against ESP Advanced Technologies, Inc. on October 17, 2013 for $3,500,000 together with future interest from October 14, 2013, until paid, at a rate of 20% per annum for default after service. All of the operations of ESP Advanced Technologies, Inc. were discontinued on June 11, 2013. The Company believes this judgment is without merit and will vigorously pursue post-judgment remedies to set aside the judgment and have it annulled under Louisiana law. The Company does not consider the potential for loss to be probable. Accordingly, the judgment amount was not accrued as of March 31, 2014.

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

ESP RESOURCES, INC.

Date: May 15, 2014	By:	/s/ David Dugas
David Dugas
Chief Executive Officer and Director
(Principal Executive Officer)

ESP RESOURCES, INC.

Date: May 15, 2014	By:	/s/ David Dugas
David Dugas
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

ESP RESOURCES, INC.

Date: May 15, 2014	By:	/s/ David Dugas
David Dugas
Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 15, 2014	By:	/s/ Tony Primeaux
Tony Primeaux
Secretary and Director