Form 10-Q
period 2014-06-30
ESP Resources, Inc.
filed 2015-01-15
CIK 1346526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non- accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company.)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS

As of January 6, 2015, there were 237,630,249 shares of the Registrant’s common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS

ESP Resources, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30, 2014	December 31, 2013

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$257	$5,757
Restricted cash	308,341	113,589
Accounts receivable, net	1,398,844	1,747,712
Inventories	740,774	1,170,900
Prepaid expenses	129,383	360,378

Total current assets	2,577,599	3,398,336

Assets held for sale	-	216,092
Property and equipment, net of accumulated depreciation of $2,078,146 and $1,836,493, June 30, 2014 and December 31, 2013	2,171,271	2,330,638
Other assets	49,515	65,872

Total assets	$4,798,385	$6,010,938

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$3,073,193	$2,662,087
Net Liabilities from discontinued operations	85,823	90,792
Factoring payable	505,593	1,093,593
Accrued expenses	1,589,008	1,153,455
Due to related parties	514,862	475,172
Contingent consideration payable	103,937	181,437
Guarantee liability	120,000	120,000
Short-term debt	224,181	376,265
Current maturities of convertible debentures, net of debt discount	1,084,152	875,760
Current maturities of debt - vendor deferred payment	1,295,303	348,466
Current maturities of Long-term Debt	766,263	858,002
Current portion of capital lease obligation	157,007	230,462
Derivative liability	272,258	263,875

Total current liabilities	9,791,580	8,729,366

Long-term debt (less current maturities)	235,593	463,168
Long-term debt - vendor deferred payment (less current maturities)	-	1,064,954
Capital lease obligations (less current maturities)	32,819	50,060
Deferred lease cost	-	17,000

Total liabilities	10,059,992	10,324,548

Commitments and Contingencies (Note 14)

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock - $0.001 par value, 10,000,000 shares authorized in 2011, none outstanding	-	-
Common stock - $0.001 par value, 350,000,000 shares authorized, 156,630,249 and 156,230,249 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	156,631	156,231
Additional paid-in capital	20,802,108	20,328,102
Subscription receivable	(1,000)	(1,000)
Accumulated deficit	(26,219,346)	(24,796,943)

Total stockholders' equity (deficit)	(5,261,607)	(4,313,610)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$4,798,385	$6,010,938

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ESP Resources, Inc.
Condensed Consolidated Statements of Operations
Three Months and Six Months Ended June 30, 2014 and 2013
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
CONTINUING OPERATIONS

SALES, NET	$2,628,359	$2,069,543	$5,781,124	$5,524,500
COST OF GOODS SOLD	1,120,351	1,112,786	2,590,694	2,869,657

GROSS PROFIT	1,508,008	956,757	3,190,430	2,654,843

General and administrative	1,885,341	2,279,676	3,743,445	4,788,577
Depreciation and amortization	135,628	211,239	315,628	443,039
(Gain) Loss on disposal of assets	2,746	330,558	18,915	330,558

LOSS FROM CONTINUING OPERATIONS	(515,707)	(1,864,716)	(887,558)	(2,907,331)

OTHER INCOME (EXPENSE)
Interest expense	(99,492)	(106,048)	(208,061)	(204,274)
Factoring fees	(70,654)	(75,118)	(137,981)	(161,896)
Amortization of debt discount	(56,269)	(206,109)	(208,393)	(411,995)
Other income, net	18,585	4,383	27,973	7,628
Interest income	-	5	-	13
Change in derivative liability	57,443	346,186	(8,383)	582,254

Total other expense	(150,387)	(36,701)	(534,845)	(188,270)

LOSS FROM CONTINUING OPERATIONS	(666,094)	(1,901,417)	(1,422,403)	(3,095,601)

LOSS FROM DISCONTINUED OPERATIONS	-	(147,226)	-	(241,436)

NET LOSS	$(666,094)	$(2,048,643)	$(1,422,403)	$(3,337,037)

NET LOSS PER SHΑRE (basic and dilutеd) for discontinuеd opеrations	$-	$(0.00)	$-	$(0.00)
NET LOSS PER SHΑRE (basic and dilutеd) for continuеd opеrations	$(0.00)	$(0.01)	$(0.01)	$(0.02)
NET LOSS PER SHARE (basic and diluted)	$(0.00)	$(0.01)	$(0.01)	$(0.02)

WEIGHTED AVERAGE SHARES OUTSTANDING	156,520,359	151,494,138	156,376,105	151,494,138

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ESP Resources, Inc.
Condensed Consolidated Statements of Cash Flow
Six Months Ended June 30, 2014 and 2013
(Unaudited)

	June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,422,403)	$(3,337,037)
Adjustments to reconcile net loss to net cash provided by operating activities:

Amortization of debt discount	208,393	411,995
(Gain) Loss on disposal of assets	18,915	363,947
Depreciation and amortization, net disposals	315,628	464,457
Bad debt expense	30,000	31,000
Stock and warrant based compensation	474,406	657,088
Change in derivative liability	8,383	(582,254)

Changes in operating assets and liabilities:
Accounts receivable	318,868	708,735
Inventory	430,126	513,922
Prepaid expenses	230,995	361,636
Other assets	(643)	(945)
Accounts payable	411,106	1,073,262
Accrued expenses	435,553	330,294
Accrued expense to related parties	39,690	(32,583)
Net Liabilities from discontinued operations	(4,969)	-

CASH PROVIDED BY OPERATING ACTIVITIES	1,494,048	963,517

CASH FLOWS FROM INVESTING ACTIVITIES
Restricted cash	(194,752)	55,452
Proceeds from the sale of vehicles and equipment	98,746	123,436
Purchase of fixed assets	(138,305)	(142,720)

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(234,311)	36,168

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowing on Long-term debt	-	50,150
Borrowing on short-term debt	-	150,000
Repayment of long term debt	(325,676)	(339,175)
Repayment of capital leases	(121,977)	(145,696)
Repayment of short-term debt	(152,084)	(223,114)
Net factoring advances	(588,000)	(519,084)
Payment of settlement on contingent liabilities	(77,500)	-

CASH USED IN FINANCING ACTIVITIES	(1,265,237)	(1,026,919)

NET CHANGE IN CASH	(5,500)	(27,234)
CASH AT BEGINNING OF PERIOD	5,757	70,214

CASH AT END OF PERIOD	$257	$42,980

Supplemental Disclosures of Cash Flow Information
Cash paid for interest and factoring cost	$290,570	$335,870
Non-cash investing and financing transactions:
Notes issued for purchase of property and equipment	$-	$268,467
Value of capital lease issued	31,281	30,171
Assets return to service	143,042	-
Capital lease expired	116,139	-
Shares issued on settlement of lawsuit	8,000	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ESP Resources, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2014

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

On June 11, 2013, the board of directors decided to cease operations of various subsidiaries, including ESP Facility and Pipeline Services, Inc., ESP Advanced Technologies, Inc., ESP KUJV Limited Joint Venture and ESP Marketing Group LLC. The Board determined that certain activities should be closed and that unused assets, mainly vehicles and equipment, be sold.

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

Concentration

The Company has three major customers that together account for 42% of accounts receivable at June 30, 2014 and 41% of the total revenues earned for the period ended June 30, 2014.

	Accounts receivable	Revenue

Customer A	16%	0%
Customer B	15%	29%
Customer C	11%	12%
	42%	41%

The Company has two vendors that accounted for 37% and 10% of purchases for the six months ended June 30, 2014.

The Company has three major customers that together account for 39% of accounts receivable at June 30, 2013 and 38% of the total revenues earned for the period ended June 30, 2013.

	Accounts receivable	Revenue

Customer A	16%	27%
Customer B	13%	5%
Customer C	10%	6%
	39%	38%

Recent Accounting Pronouncements

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements— Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” Continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity’s liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. Currently, there is no guidance under US GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this Update provide that guidance. In doing so, the amendments should reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). For the period ended June 30, 2014, management evaluated the Company’s ability to continue as a going concern and concluded that substantial doubt has not been alleviated about the Company’s ability to continue as a going concern. While the Company continues to explore further significant sources of financing, management’s assessment was based on the uncertainty related to the amount and nature of such financing over the next twelve months.

Note 2 – Going Concern

The accompanying condensed financial statements have been prepared in conformity with US GAAP, assuming we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  For the six months ended June 30, 2014, we incurred losses from operations of $1,422,403. At June 30, 2014, we had an accumulated deficit of $26,219,346 and a working capital deficit of $7,213,981. The Company’s ability to continue as a going concern is dependent on its ability to raise the required additional capital or debt financing to meet short and long-term operating requirements. The Company believes that future private placements of equity capital and debt financing are needed to fund our long-term operating requirements. The Company may also encounter business endeavors that require significant cash commitments or unanticipated problems or expenses that could result in a requirement for additional cash. If the Company raises additional funds through the issuance of equity or convertible debt securities, the percentage ownership of current shareholders could be reduced, and such securities might have rights, preferences or privileges senior to the Company’s common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict our operations. The Company is continuing to pursue external financing alternatives to improve our working capital position. If the Company is unable to obtain the necessary capital, the Company may have to cease operations.

Note 3 – Factoring Payable

On May 24, 2011, ESP Petrochemicals entered into an accounts receivable financing agreement with Crestmark Commercial Capital Leading, LLC (“Crestmark”) with an initial term of nine months and renewing semi-annually thereafter. The agreement is in the subsequent renewal period. The Company may obtain advances of up to 90% of eligible accounts receivable, subject to a factoring fee of 0.75% per 15 days, with 10% held in a reserve account, which is released to the Company upon payment of the receivable. The agreement is subject to a master note, which limits borrowing to $2,000,000. The master note is payable upon demand, or if no demand is paid, with monthly payments of interest at 1.5%. All outstanding principal plus accrued unpaid interest is due on maturity of the note or when the related invoice is collected. The master note is secured by all inventory, accounts, general intangibles, and equipment of the Company. On March 2, 2012, Crestmark increased the borrowing limit to $3,000,000. On August 1, 2012, Crestmark increased the borrowing limit to $4,000,000. The total borrowing under the agreement at June 30, 2014 and December 31, 2013 was $505,593 and $1,093,593, respectively, with $308,341 and $113,589, respectively, held in restricted cash in the consolidated balance sheets.

On August 15, 2014 ESP Petrochemicals, Inc., (the “Company”) a subsidiary of ESP Resources, Inc. entered into a Purchase and Sale Agreement (the “Factoring Agreement”) with Transfac Capital, Inc., which served to replace the agreement with Crestmark. On October 1, 2014 the Factoring agreement was amended. The Factoring Agreement has an initial term of Two years (“Contract Term”) with automatically renewing successive Contract Terms.  The Factoring Agreement may be terminated by the Company at the end of a Contract Term by providing notice to Transfac no more than Ninety and no less than Sixty days before the end of the current Contract Term.  Transfac may terminate the Factoring Agreement at any time upon Thirty days notice of an event of default.  Under the terms of the Factoring Agreement, Transfac may purchase any accounts submitted by the Company.  The Company shall pay a servicing fee equal to the greater of 0.75% or $10 and will be subject to others fees and charges and may be required to establish a reserve account as set forth in greater detail in the Factoring Agreement set forth as an exhibit to this current report and incorporated herein by reference.  The Factoring Agreement is secured by substantially all of the Company’s assets and personally guaranteed by David Dugas and Tony Primeaux and guaranteed by ESP Resources, Inc. and ESP Ventures, Inc.

Note 4 – Property and Equipment

Property and equipment includes the following at June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013

Plant, property and equipment	$1,543,038	$1,406,517
Vehicles	1,776,328	1,745,704
Equipment under capital lease	838,640	955,779
Equipment under capital lease – related party	32,281	-
Office furniture and equipment	59,130	59,131
	4,249,417	4,167,131
Less: accumulated depreciation	(2,078,146)	(1,836,493)
Net property and equipment	$2,171,271	$2,330,638

For the six month period ended June 30, 2014 and 2013, depreciation expense for continuing operations was $315,628 and $464,457, respectively.

On or around June 11, 2013, the Board of Directors decided to cease operations of several of its subsidiaries in the United States including ESP Advanced Technologies, Inc. and ESP Facilities and Pipeline Services, Inc. and in Papua New Guinea, including but not limited to operations through the joint venture ESP KUJV Limited. The Board determined that certain activities should be closed and that unused assets, primarily vehicles and equipment, be sold. During the six months ended June 30, 2014 the Company returned two vehicles to service with a net carrying value of $20,081. The carrying value of the remaining assets held for sale at June 30, 2014 is $0.

On March 19, 2014 the Company exchanged three vehicles with a total net carrying value of $79,957, two of which were classified as assets held for sale with a combined net carrying value of $46,551, and a vehicle with a net carrying value of $33,406 for reduction of $63,787 related long-term debt, $7,916 of accrued interest, for a capitalize lease on a vehicle  in which a related party purchased, then leased the vehicle to the Company, the Company valued the leased vehicle as equipment under capital lease of $32,281 and resulted in a gain from disposal of assets of $2,953.

Note 5- Short-Term Debt

On April 8, 2013, the Company executed a demand note for $150,000 with an annual interest rate of 8%. As part of the agreement the Company granted the holder 150,000 shares of Common Stock and warrants to purchase 150,000 shares of common stock at an exercise price of $0.15 per share through April 8, 2014. The Company determined the fair value of the common stock and warrants to be $10,500 and $2,458, respectively. The aggregate fair value of $12,958 was recognized as a debt discount which is being amortized to interest expense over the life of the debt. During the year ended December 31, 2013, the entire discount of $12,958 was amortized to interest expense. The Short-term debt on the demand note as of June 30, 2014 and December 31, 2013 was $150,000 and $150,000 respectively, excluding accrued interest.

During the year ended December 31, 2013, the Company issued notes payable to finance its insurance with an aggregate principal amount of $292,227. The notes mature in 1 year, bear interest of 5.70% per annum and require equal monthly payments. The Short-term debt on the notes payable to finance insurance as of June 30, 2014 and December 31, 2013 was $74,181 and $226,265 respectively.

The Company made aggregate repayments on its short-term debt of $152,083 and $223,114 during the six month period ended June 30, 2014 and 2013, respectively.

Note 6- Long-Term Debt - Vendor Deferred Payment

Long-term debt on vendor deferred payments consisted of the following at June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
The Company reached agreements with certain Vendors to exchange payables for term debentures with annual interest rates of 5% or prime plus 1.5% with monthly payments between $22,551 and $10,000 and maturing between October 2014 and September 2018	$1,295,303	$1,413,420
Less current maturities	(1,295,303)	(348,466)
Total long-term debt	$-	$1,064,954

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

As of June 30, 2014 the Company was unable to make the required payments and the Long-Term Debt – Vendor deferred payment, the debt is in default and is classified as current maturities.

Note 7- Long-Term Debt

Long term debt consisted of the following at June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Equipment secured Note payable -The notes bear interest at rates between 12% and 7.5% per annum and are payable in monthly installments between $150 and $873, and mature at various dates between July 2014 and January 2015	$9,960	$73,733
Vehicle secured Note payable - The notes bear interest at rates between 9.49% and 0% per annum and are payable in monthly installments between $1,072 and $1,833, maturing between September 2015 and June 2016	594,197	843,910
On April 13, 2013, the Company borrowed $50,150 from a bank with an annual interest rate of 5.8% and a term of 36 months with monthly payments of $1,170	37,731	43,559
Unsecured notes payable. The notes bear interest at 5% per annum and are due between April 2009 and July 2013	359,968	359,968
Total	1,001,856	1,321,170
Less current maturities	(766,263)	(858,002)
Total long-term debt	$235,593	$463,168

Note 8 – Capital Lease Obligations

ESP Petrochemicals leases certain office equipment, warehouse equipment special purpose equipment and vehicles under capital leases. Long term capitalized leases consisted of the following at June 30, 2014:

	Year			Borrowing	Term in months			Monthly payment			June 30, 2014	December 31, 2013

Warehouse equipment		2013		$26,313		36			$851		$14,663	$21,097
Vehicles	2010	-	2014	$149,304	36	-	72	$869	-	1,905	67,397	52,564
Office equipment		2012		$10,140		24			$260		1,820	3,380
Special purpose equipment	2011	-	2012	$483,092		36		$1,692	-	3,702	105,946	203,481

Total capital lease											189,826	280,522
less current portion											(157,007)	(230,462)
Total long-term capital lease											$32,819	$50,060

Note 9 – Convertible debentures

The following reflect the Convertible Debentures for the period ended June 30, 2014 and December 31, 2013.

	June 30, 2014	December 31, 2013
On January 27, 2012, the Company received proceeds of $130,000 from the sale of 16% Convertible Subordinated Debentures. The Company is in default.	$130,000	$130,000
On December 20, 2013, the Company amended the debenture initially issued November 14, 2012 in which it received proceeds of $750,000 from the sale of 16% Convertible Subordinated Debentures. Interest is due June 1, 2014 and September 1, 2013.	762,000	762,000
On November 14, 2012, the Company received proceeds of $250,000 from the sale of 16% Convertible Subordinated Debentures. Interest is due March 1, 2013, June 1, 2013 and September 1, 2013. The Company is in default.	250,000	250,000

Total	1,142,000	1,142,000
Less unamortized debt discounts	(57,848)	(266,240)
Less current maturities	(1,084,152)	(875,760)
Total Long-term convertible debentures	$-	$-

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

On December 1, 2013 and March 1, 2014 the Company failed to make the amended principal payment on one if its convertible debentures dated November 14, 2012 and amended on September 30, 2013. This convertible debenture is now in default. Under the terms of the convertible debenture all principal payments are now due and reflected as current and the interest rate increased to 18%.

As of June 30, 2014 these convertible debentures are in default and have been classified as current maturities.

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

The range of significant assumptions which the Company used to measure the fair value of the derivative liabilities (a level 3 input) at June 30, 2014 is as follows:

	Warrants			Debentures

Stock price		$0.01			$0.01
Term (years)	3.5	-	5		.17
Volatility	162%	-	189%	162%	-	189%
Risk-free interest rate		.98%			0.04%
Exercise prices	$0.075	-	0.002	$0.05	to	0.02
Dividend yield		0.00%			0.00%

The Company estimated the fair value of these derivatives using a multinomial Distribution (Lattice) valuation model. The fair value of these derivative liabilities at June 30, 2014 was $272,258, and at December 31, 2013 was $263,875. The change in the fair value of derivative liabilities resulted in a loss of $8,383 for the six months ended June 30, 2014.

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

The following table sets forth the fair value hierarchy within our financial assets and liabilities by level that were accounted for at fair value on a recurring basis as of June 30, 2014.

		Fair Value Measurement at June 30, 2014
	Carrying Value at June 30, 2014	Level 1	Level 2	Level 3
Liabilities:
Derivative convertible debt liability	$198,914	$-	$-	$198,914
Derivative warrant liability	$73,344	$-	$-	$73,344
Total derivative liability	$272,258	$-	$-	$272,258

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

ESP recorded the fair value of the guarantee liability at $48,000, which represented the fair value of the note receivable from Aurora and Boreal which ESP would take over from the director. On June 1, 2009 when Aurora and Boreal did not make the required payments on their notes payable to the director, ESP determined that the value of the guarantee liability should be increased to the full face amount of the guaranteed note of $120,000, resulting in a loss on guarantee liability of $72,000 during the year ended December 31, 2010. There have been no changes in the matter during 2011 and 2012 and the three months ended June 30, 2014, hence the balance remains the same.

Note 12 – Stockholders’ Equity

Settlement of lawsuit

On April 25, 2014 the Company reached an agreement with the former owner of Turf Chemistry, Inc., Alfredoo Ledesma. As part of the settlement agreement, 400,000 shares of the Company’s restricted common stock were issued.

Warrants issued

The following table reflects a summary of common stock warrants outstanding and warrant activity during the six months ended June 30, 2014:

	Number of warrants	Weighted Average Exercise Price	Weighted Average Term (Years)

Warrants outstanding at December 31, 2013	63,092,278	$0.16	1.02
Granted during the period	-	-	-
Exercised during period	-	-	-
Forfeited during the period	(1,871,905)	0.16	-
Warrants outstanding at June 30, 2014	61,220,373	$0.16	1.02

The Common Stock warrants expire in years ended December 31 as follows:

Year	Amount

2014	333,333
2015	43,122,334
2016	1,000,000
2017	11,764,706
2018	5,000,000
Total	61,220,373

Stock Option Awards

During the six month period ended June 30, 2014 and 2013 the Company did not grant any stock options.

The following table reflects a summary of common stock options outstanding and option activity during the six months ended June 30, 2014:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (years)

Outstanding at December 31, 2013	52,930,000	0.12	4.77
Granted	-	-	-
Exercised	-	-	-
Expired/Forfeited	(19,000)	0.14	6.35
Outstanding at June 30, 2014	52,911,000	$0.11	4.14
Exercisable at June 30, 2014	41,779,000	$0.11	4.14
Exercisable at June 30, 2013	5,128,000	$0.13	6.08

During the six month period ended June 30, 2014, the Company recognized stock-based compensation expense of $352,322 related to stock options. As of June 30, 2014, there was approximately $1,037,681 of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over the remaining vesting period. The aggregate intrinsic value of these options was $0 at June 30, 2014.

During the six month period ended June 30, 2013, the Company recognized stock-based compensation expense of $414,333 related to stock options. As of June 30, 2013, there was approximately $1,742,653 of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over the remaining vesting period. The aggregate intrinsic value of these options was $0 at June 30, 2013.  In addition to the above and for the six month period ended June 30, 2014 and 2013, the Company amortized $114,084 and $242,775 of stock based compensation resulting from stock and warrants issued in previous periods.

Note 13 – Discontinued Operations

On June 11, 2013, the board of directors decided to cease operations of various subsidiaries, including ESP Facility and Pipeline Services, Inc., ESP Advanced Technologies, Inc., ESP KUJV Limited Joint Venture and ESP Marketing Group LLC. The Board determined that certain activities should be closed and that unused assets, primarily vehicles and equipment, be sold. The Company determined this action was a discontinued operation and the activities prior to this action were:

	Six Months Ended June 30,
	2014	2013
DISCONTINUED OPERATIONS
Sales, net	$-	$258,330
Cost of goods sold	-	(123,300)
General and administrative	-	(321,658)
Loss on Disposal of assets		(33,390)
Depreciation	-	(21,418)
LOSS FROM DISCONTINUED OPERATIONS	$-	$(241,436)

The Company estimated the fair value of those assets to be sold and if the fair value was less than the net book value, an impairment loss was recognized. The book value of the remaining assets held for sale at December 31, 2013 was $216,092.  Additionally, at June 30, 2014 and December 31, 2013 the company has remaining liabilities associated with the discontinued operations of $85,823 and $90,792, respectively.

Note 14 – Commitments and Contingencies

Contingent payable – Turf Chemistry

On June 16, 2011, Alfredo Ledesma and Turf Chemistry, Inc. filed their original Petition against ESP Resources, Inc., ESP Petrochemicals, Inc. and Gerard Allen Primeaux in the District Court, 93rd Judicial District, Hidalgo County, Texas. On August 19, 2011, ESP Resources, Inc. filed its Original Answer to the Original Petition. On January 23, 2012, Alfredo Ledesma and Turf Chemistry, Inc. filed their First Amended Original Petition. On April 11, 2012, Gerard Primeaux filed his Original Answer. On May 10, 2012, Alfredo Ledesma and Turf Chemistry, Inc. filed their Second Amended Original Petition. On January 17, 2014, Alfredo Ledesma and Turf Chemistry, Inc. filed their Third Amended Original Petition. The Petition alleged that ESP had breached, by failing to satisfy the terms of the agreement and pay the agreed upon amounts, the letter of intent to enter into an Asset Purchase Agreement between ESP and Ledesma and Turf, whereby ESP agreed to acquire the assets and liabilities of Turf and relieve Ledesma of certain debt obligations. On February 14, 2014, ESP Resources, Inc., ESP Petrochemicals, Inc. and Gerard Allen Primeaux filed their First Answer, Special Exceptions, Affirmative Defenses and Counterclaims. On or about April 25, 2014, all parties, without admitting liability, entered into and executed a Settlement Agreement and Release of Claims. As part of the settlement agreement, the Company agreed to pay consideration of $150,000 to Mr. Ledesma of which $75,000 was paid on April 25, 2014, the remaining payments will be made in monthly installments of $7,500 beginning May 1, 2014. In addition, the Company agreed to pay the remaining amount of a loan on one of the Turf assets, net of proceeds from the eventual sale of that same asset and up to $5,000 for closure costs of the Turf entity and issue 400,000 shares of the Company’s common stock. The Company estimates a net contingent payable of $ 103,937 and $181,437 at June 30, 2014 and December 31, 2013. The Company has been unable to meet the payment outline in this agreement and is in technical default.

Legal proceedings

Daniel A. Spencer v. ESP Advanced Technologies, Inc.

The District Court of Caddo Parish, Louisiana entered a default judgment in favor of Daniel Spencer and against ESP Advanced Technologies, Inc. on October 17, 2013 for $3,500,000, together with future interest from October 14, 2013, until paid, at a rate of 20% per annum for default after service. All of the operations of ESP Advanced Technologies, Inc. were discontinued on June 11, 2013. The Company believes this judgment is without merit and will vigorously pursue post-judgment remedies to set aside the judgment and have it annulled under Louisiana law. Management does not consider the potential for loss to be probable. Accordingly, the judgment amount was not accrued as of June 30, 2014.

ESP Petrochemicals, Inc. v. Shane Cottrell, Platinum Chemicals, LLC, Ladd Naquin, Joe Lauer, Patrick Williams, Ralph McClelland and Ronald Walling

On March 2, 2012, the Company filed a trade secret infringement lawsuit to protect its rights against a former employee, a competitor and officers of the competitor. On November 21, 2012, an Agreed Final Judgment was entered in the lawsuit against the Defendants. Under the terms of the Agreed Final Judgment, the Defendants cannot offer or sell any chemical product or related services to a number of entities or in conjunction with any operations within designated Texas Railroad Commission districts for specified periods of time as long as ESP Petrochemicals is in conformance with the terms of the Agreed Final Judgment. The name of the entities, the lists of designated districts and the specific time periods are delineated in the Agreed Final Judgment. Additionally, the Defendants are not to solicit or recruit any ESP Petrochemical employees, they must turn over any “ESP Information” (as that term is described in the Agreed Final Judgment) and they cannot directly or indirectly, offer, market, advertise, promote or otherwise describe in any way a product to a customer, prospective customer or third party, as being derived from ESP Petrochemical formula or an equivalent.

Madoff Energy Holdings, LLC v. ESP Resources, Inc.

On September 4, 2013, Madoff Energy Holdings, LLC filed its Original Petition against ESP Resources, Inc. in the District Court, 295th Judicial District, Harris County, Texas. On October 1, 2013, ESP filed its Answer. On November 25, 2013, Madoff filed its First Amended Petition alleging that ESP failed to repay a Promissory Note, executed on April 30, 2009, in sum of $87,190.00, plus interest on any unpaid balance owed at the rates of 5% per annum from October 30, 2008 to April 30, 2009, and 18% per annum after April 30, 2009.  On or about March 19, 2014, Madoff filed a Motion for Summary Judgment. On or about March 24, 2014, ESP filed its Response. On April 7, 2014, the Court issued an Order Granting Madoff’s Motion for Summary Judgment and granting damages in the principal sum of $122,939.68; attorneys fees in the amount of $12,860.70, plus $10,000.00 should the judgment be appealed to the Texas Court of Appeals, plus $7,500.00 should the judgment be appealed to the Texas Supreme Court; costs of court; and post-judgment interest at 5% per annum on the total amount of the judgment from the date immediately following entry of the judgment until paid. On April 15, 2014, ESP filed its Notice of Appeal of the Final Judgment with the First Court of Appeals, Houston, Texas. On June 30, 2014, ESP filed its Brief for the Appellant. On July 30, 2014, Madoff filed its Brief for the Appellee. On August 18, 2014, ESP filed its Reply Brief for the Appellant. In August 2014, Madoff and ESP, in order to avoid the further expense of litigation, jointly prepared a Forbearance and Payment Agreement, effective August 11, 2014, whereby ESP agreed to pay Madoff $130,000.00 pursuant to a payment schedule of $30,000.00 per month for eleven months. On September 3, 2014, Andrew Madoff, CEO of Madoff Energy Holdings, Inc., died. On September 18, 2014, Madoff and ESP filed with the First Court of Appeals a Joint Appellant and Appellee Motion to Abate the Appeal to preserve the rights of both parties until such time as the Forbearance and Payment Agreement could be executed. On September 23, 2014, the Court issued a Writ granting the Motion to Abate the Appeal. The parties are awaiting the appointment of a representative for Mr. Madoff’s Estate who will have the authority to execute the Forbearance and Payment Agreement on the Estate’s behalf.

BWC Management, Inc. v. ESP Resources, Inc. (f/k/a Pantera Petroleum, Inc.)

On April 25, 2013, BWC Management, Inc. filed its Original Petition against ESP Resources, Inc. in the District Court, 113th Judicial District, Harris County, Texas. On May 31, 2013, ESP Resources, Inc. filed its Original Answer. On August 5, 2014, BWC filed its Motion for Partial Summary Judgment against ESP. On August 21, 2014, BWC filed its First Amended Petition against ESP alleging that ESP had defaulted on three promissory notes documenting a series of loans with BWC as lender: a promissory note in sum of $73,006.00, due on September 30, 2012; and two promissory notes in sum of $100,000.00, each, due on September 30, 2012 when ESP allegedly failed to pay the $73,006.00 note. On August 25, 2014, ESP filed its Response to BWC’s Motion for Partial Summary Judgment. On August 25, 2014, BWC filed its Reply to ESP’s Response to BWC’s Motion for Partial Summary Judgment. On August 27, 2014, ESP filed its Sur Reply to BWC’s Reply to ESP’s Response to BWC’s Motion for Partial Summary Judgment. On August 28, 2014, ESP filed a No-Evidence Motion for Summary Judgment against BWC. On September 4, 2014, BWC filed its Response to ESP’s No-Evidence Motion for Summary Judgment. On September 12, 2014, ESP filed its Reply to BWC’s Response to ESP’s No-Evidence Motion for Summary Judgment. On September 15, 2014, the Court issued an Order denying BWC’s Motion for Summary Judgment. On October 27, 2014, the Court issued an Order denying final Summary Judgment. Trial has been set for March 30, 2015. ESP Resources, Inc. intends to vigorously defend against BWC Management, Inc.’s claims.

Note 15 – Related Party Transactions

As of June 30, 2014 and December 31, 2013, the Company had balances due to related parties as follows:

	June 30, 2014	December 31, 2013
Due to officers and related parties	$459,020	$419,382
Due to ESP Enterprises	$55,842	$55,790
Total due to related parties	$514,862	$475,172

The above balances are unsecured, due on demand and bear no interest.

On June 1, 2013, the Officers agreed to defer a portion of their salaries until such time as cash flow allowed. As of June 30, 2014, $86,667 has been deferred and reflected as a liability due to related parties.

On March 19, 2014 the Company acquired a vehicle a under a capital lease from a related party with a 3 year term and a monthly payment of $869.

Note 16 – Subsequent Events

Shares issued to officers

On August 15, 2014 the Company granted 28,000,000 shares of restricted stock to David Dugas, Chief Executive Officer and 28,000,000 shares of restricted stock to Tony Primeaux Vice President for their provision of personal guarantees on the Transfac financing agreement.

Shares issued for services

On August 15, 2014, the Company issued 6,000,000 shares of its common stock to a vendor for services rendered.

On September 2, 2014, the Company issued 9,500,000 shares of its common stock to a vendor for services rendered.

Shares issued for forbearance agreement

On September 2, 2014, the Company issued 9,500,000 shares of its common stock to a vendor under a forbearance agreement.

Material new financing agreement

On October 1, 2014, ESP Petrochemicals, Inc., (the “Company”) a subsidiary of ESP Resources, Inc. entered into a Purchase and Sale Agreement (the “Factoring Agreement”) with Transfac Capital, Inc.  The Factoring Agreement has an initial term of Two (2) years (“Contract Term”) with automatically renewing successive Contract Terms.  The Factoring Agreement may be terminated by the Company at the end of a Contract Term by providing notice to Transfac no more than Ninety (90) and no less than Sixty (60) days before the end of the current Contract Term.  Transfac may terminate the Factoring Agreement at any time upon Thirty (30) day notice of an event of default.  Under the terms of the Factoring Agreement, Transfac may purchase any accounts submitted by the Company.  The Company shall pay a servicing fee equal to the greater of 0.75% or $10 and will be subject to others fees and charges and may be required to establish a reserve account as set forth in greater detail in the Factoring Agreement set forth as an exhibit to this current report and incorporated herein by reference.  The Factoring Agreement is secured by substantially all of the Company’s assets and personally guaranteed by David Dugas and Tony Primeaux and guaranteed by ESP Resources, Inc. and ESP Ventures, Inc.

Change of auditors

The Board of Directors of ESP Resources, Inc. (the “Company”) dismissed MaloneBailey, LLP (“MaloneBailey”) as its independent registered public accounting firm on October 10, 2014. On October 13, 2014, the Board of Directors approved the engagement of Turner, Stone & Company, LLP (“Turner Stone”) as the Company’s independent registered public accounting firm, effective immediately.

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

Continuing Operations for the three and six month period ended June 30, 2014 compared to three and six month period ended June 30, 2013

The following table summarizes the results of our operations during the three months ended June 30, 2014 and 2013, and provides information regarding the dollar and percentage increase or (decrease) from 2014 to 2013:

	Three months ended June 30,		$ Increase	% Increase
	2014	2013	(Decrease)	(Decrease)
Sales	$2,628,359	$2,069,543	$558,816	27%
Cost of goods sold	1,120,351	1,112,786	7,565	<1%
Gross profit	1,508,008	956,757	551,251	58%
Total general and administrative expenses	1,885,341	2,279,676	(394,335)	(17)%
Depreciation and amortization expense	135,628	211,239	(75,611)	(36)%
Loss from disposal of assets	2,746	330,558	(327,812)	(99)%
Total other income (expense)	(150,387)	(36,701)	(113,686)	(76)%
Loss from continuing operations	$(666,094)	$(1,901,417)	$(1,235,686)	(86)%

The following table summarizes the results of our operations during the six months ended June 30, 2014 and 2013, and provides information regarding the dollar and percentage increase or (decrease) from 2014 to 2013:

	Six months ended June 30,		$ Increase	% Increase
	2014	2013	(Decrease)	(Decrease)
Sales	$5,781,124	$5,524,500	$256,624	5%
Cost of goods sold	2,590,694	2,869,657	(278,963)	(10)%
Gross profit	3,190,430	2,654,843	535,587	20%
Total general and administrative expenses	3,743,445	4,788,577	(1,045,132)	(22)%
Depreciation and amortization expense	315,628	443,039	(127,411)	(29)%
Loss from disposal of assets	18,915	330,558	(311,643)	(94)%
Loss from operations	(887,558)	(2,907,331)	2,019,773	(70)%
Total other income (expense)	(534,845)	(188,270)	(346,575)	184%
Loss from continuing operations	$(1,422,403)	$(3,095,601)	$1,673,198	(54)%

Sales

Sales were $2,628,359 for the three months ended June 30, 2014, compared to $2,069,543 for the same period in 2013, an increase of $558,816, or 27%.  The increase was mainly due to a $524,000 increase in sales volume from production petrochemicals to new customers in the Eagle Ford and North Texas shale regions.

Sales were $5,781,124 for the six months ended June 30, 2014, compared to $5,524,500 for the same period in 2013, an increase of $256,624, or 5%.  The overall increase was mainly due to a $1,286,000 increase in sales volume from production petrochemicals sold to new customers in the Eagle Ford and in the North Texas shale regions, which offset a decrease in the sales of completion petrochemicals in the same period.  The decrease in completion petrochemical sales was due to certain customers shifting their hydraulic fracturing activity to other shale regions where the Company did not have any district offices, causing a decrease of $766,000 in completion petrochemical sales from decreased fracking activity.

Cost of Goods Sold and Gross Profit

Cost of goods was $1,120,351, or 43% of net sales, for the three months ended June 30, 2014, compared to $1,112,786 or 54% of net sales, for the same period in 2013.  Gross profit was $1,508,008, or 57% of net sales, for the three months ended June 30, 2014, compared to $956,757, or 46% of net sales, for the same period in 2013. The 11% increase in gross profit for the three month period in 2014 is the result of a decline in completion petrochemical sales from customers engaged in the hydraulic fracturing of oil and gas wells that has a lower gross profit margin than production petrochemical product sales.

Cost of goods was $2,590,694, or 45% of net sales, for the six months ended June 30, 2014, compared to $2,869,657 or 52% of net sales, for the same period in 2013.  Gross profit was $3,190,430, or 55% of net sales, for the six months ended June 30, 2014, compared to $2,654,843, or 48% of net sales, for the same period in 2013. The 7% increase in gross profit for the six month period in 2014 is the result of a decline in completion petrochemical sales from customers engaged in the hydraulic fracturing of oil and gas wells that has a lower gross profit margin than production petrochemical product sales.

General and Administrative Expenses

General and administrative expenses decreased by $394,335 for the three months ended June 30, 2014, compared to the same period in 2013.  The decrease in general and administrative expenses was primarily due to a reduction in legal costs related to the intellectual property suit that was settled in the fourth quarter of 2013, the closure of the Houston office in June 2013 and the approximately $31,000 reduction in stock compensation.

General and administrative expenses decreased by $1,045,132 for the six months ended June 30, 2014, compared to the same period in 2013.  The decrease in general and administrative expenses was primarily due to a reduction in legal costs related to the intellectual property suit that was settled in the fourth quarter of 2013, the closure of the Houston office in June 2013 and the approximately $69,000 reduction in stock compensation.

Net loss from continuing operations

The Company’s net loss from continued operations decreased to $666,094 for the three months ended June 30, 2014, as compared to a net loss from continued operations of $1,901,417 for the same period in 2013.  The primary reason for the decrease in the net loss was due to increases in sales and sales margin and cost reduction initiated by the Company in the second half of 2014.

The Company’s net loss from continued operations decreased to $1,422,403 for the six months ended June 30, 2014, as compared to a net loss from continued operations of $3,095,601 for the same period in 2013.  The primary reason for the decrease in the net loss was due to increase sales and sales margin and cost reduction initiated by the Company starting in the second half of 2013 and through the first half of 2014.

Concentration

The Company has three major customers that together account for 42% of accounts receivable at June 30, 2014 and 41% of the total revenues earned for the period ended June 30, 2014.

	Accounts receivable	Revenue

Customer A	16%	0%
Customer B	15%	29%
Customer C	11%	12%
	42%	41%

The Company has two vendors that accounted for 37% and 10% of purchases for the six months ended June 30, 2014.

The Company has three major customers that together account for 39% of accounts receivable at June 30, 2013 and 38% of the total revenues earned for the period ended June 30, 2013.

	Accounts receivable	Revenue

Customer A	16%	27%
Customer B	13%	5%
Customer C	10%	6%
	39%	38%

Modified EBITDA

Modified Earnings before interest (including factoring fees), taxes, depreciation amortization and stock-based compensation (Modified EBITDA”) is a non-GAAP financial measure.  We use Modified EBITDA as an unaudited supplemental financial measure to assess the financial performance of our assets without regard to financing methods, capital structures, taxes or historical cost basis; our liquidity and operating performance over time in relation to other companies that own similar assets and that we believe calculate Modified EBITDA in a similar manner; and the ability of our assets to generate cash sufficient for us to pay potential interest costs.  We also understand that such data is used by investors to assess our performance.  However, the term Modified EBITDA is not defined under generally accepted accounting principles and Modified EBITDA is not a measure of operating income, operating performance or liquidity presented in accordance with generally accepted accounting principles. When assessing our operating performance or liquidity, investors should not consider this data in isolation or as a substitute for net income, cash flow from operating activities, or other cash flow data calculated in accordance with generally accepted accounting principles.  Modified EBITDA for the three months ended June 30, 2014 was ($128,157) compared to ($481,442) for the same period in 2013, with a change of $361,285.

	Three months ended June 30
	2014	2013
Net loss	$(666,094)	$(2,048,643)
Add back interest and factoring expense, net of interest income	170,146	181,166
Add back depreciation and amortization	135,628	211,239
Add back amortization debt discount	56,269	206,109
Add back stock-based compensation	233,337	1,314,873
Add back change in derivative liability	(57,443)	(346,186)
Modified EBITDA	$(128,157)	$(481,442)

Modified EBITDA for the six months ended June 30, 2014 was ($69,551) compared to ($2,506,527) for the same period in 2013, with a change of $2,436,976.

	Six months ended March 31
	2014	2013
Net loss	$(1,422,403)	$(3,337,037)
Add back interest and factoring expense, net of interest income	346,042	366,157
Add back depreciation and amortization	315,628	443,039
Add back amortization debt discount	208,393	205,886
Add back stock-based compensation	474,406	397,682
Add back change in derivative liability	8,383	(582,254)
Modified EBITDA	$(69,551)	$(2,506,527)

Cash Flow Used by Operating Activities

Operating activities provided cash of $1,494,048 for the six months ended June 30, 2014, compared to cash provided of $963,517 for the same period in 2013.  The increase in cash provided by operations during the six months ended June 30, 2014 was primarily due to an increase in accrued expenses from related parties, accrued expenses, non-cash charges for change in derivative liability, and stock based compensation that were partially offset by decreases in accounts receivable and inventory through improved management controls.

Cash Flow Used in Investing Activities

Investing activities used cash of $234,311 for the six month period ended June 30, 2014, compared to a use of cash of $36,168 for the six month period ended June 30, 2013.  The increase in net cash used in investing activities during the three months ended June 30, 2014 was a result of the cash to acquire vehicle and equipment driven by the purchase of additional field equipment including storage tanks, containment storage devices, and chemical delivery pumps in the prior period for new customers.

Cash Flow Provided by Financing Activities

Financing activities used cash of ($1,265,237) for the six months ended June 30, 2014, compared to cash use of ($1,026,919) for the six months ended June 30, 2013.  The net cash provided was generated from financing activities during the three months ended June 30, 2014 and was a result of net factoring advances reduced by repayment of debt and capital leases.

Liquidity and Capital Resources

As of June 30, 2014, our total assets were $4,798,385 and our total liabilities were $10,059,992.  We had cash of $257, current assets of $2,577,599, and current liabilities of $9,791,580 as of June 30, 2014.  We had working capital deficit of ($7,213,981) on that date.  We will require additional capital to fund our losses and working capital deficits and to grow our business to recapture our decline in sales.  For this most recent quarter, we remained dependent on our working capital lines and extended credit terms with our vendors to meet our cash requirements.  We expect this situation to continue for the foreseeable future until we are able to raise additional capital on acceptable terms.  While we anticipate further increases in operating cash flows, we will continue to require additional capital through equity financing and/or debt financing, if available, which may result in further dilution in the equity ownership of our shares and will continue to rely on our extended payment terms with vendors.  There is still no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock or for our vendors to continue cooperating with us as they have in the past.  Furthermore, we may continue to be unprofitable and/or unable to grow our sales at a level where we can become profitable.

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

Cash Requirements

Our plan of operations for the next 12 months involves the growth of our production petrochemical business and to recapture our completion petrochemical business through the expansion of regional sales, and the research and development of new chemical and analytical services.  As of June 30, 2014, our Company had cash of $257 and a working capital deficit of $7,213,981.

We incurred a net loss of $1,422,403 for the six month period ended June 30, 2014.  We estimate that our needs for additional capital to fund our working capital deficits, become current with our vendors, pay off certain debt and implement our growth plans for the next twelve month period to be $5,000,000 to $7,000,000.  However, if any growth and expansion requires more capital and operating expenses or capital expenditures exceed estimates, we will require additional monies during the next twelve months to execute our business plan.  To date, we have been dependent on debt financing and special payment terms with our vendors to meet our cash requirements.  We expect this situation to continue for the foreseeable future.  There can be no assurance that we will be successful in raising the required additional capital or that actual cash requirements will not exceed our estimates.  These funds may be raised through equity financing and/or debt financing which may result in further dilution in the equity ownership of our shares.  There is still no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock.  Furthermore, we may continue to be unprofitable and/or unable to grow our sales at a level where we can become profitable.

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

Since inception through June 30, 2014, we have incurred losses totaling $26,219,346.  Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital on the most commercially reasonable terms through private placements, bank financing and/or advances from related parties or shareholder loans.

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

ITEM 4. – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report, being June 30, 2014, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company’s management, including our President and Chief Executive Officer. Based upon that evaluation, our President and Chief Executive Officer concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1. – LEGAL PROCEEDINGS

Daniel A. Spencer v. ESP Advanced Technologies, Inc.

The District Court of Caddo Parish, Louisiana entered a default judgment in favor of Daniel Spencer and against ESP Advanced Technologies, Inc. on October 17, 2013 for $3,500,000, together with future interest from October 14, 2013, until paid, at a rate of 20% per annum for default after service. All of the operations of ESP Advanced Technologies, Inc. were discontinued on June 11, 2013. The Company believes this judgment is without merit and will vigorously pursue post-judgment remedies to set aside the judgment and have it annulled under Louisiana law. Management does not consider the potential for loss to be probable. Accordingly, the judgment amount was not accrued as of June 30, 2014.

ESP Petrochemicals, Inc. v. Shane Cottrell, Platinum Chemicals, LLC, Ladd Naquin, Joe Lauer, Patrick Williams, Ralph McClelland and Ronald Walling

On March 2, 2012, the Company filed a trade secret infringement lawsuit to protect its rights against a former employee, a competitor and officers of the competitor. On November 21, 2012, an Agreed Final Judgment was entered in the lawsuit against the Defendants. Under the terms of the Agreed Final Judgment, the Defendants cannot offer or sell any chemical product or related services to a number of entities or in conjunction with any operations within designated Texas Railroad Commission districts for specified periods of time as long as ESP Petrochemicals is in conformance with the terms of the Agreed Final Judgment. The name of the entities, the lists of designated districts and the specific time periods are delineated in the Agreed Final Judgment. Additionally, the Defendants are not to solicit or recruit any ESP Petrochemical employees, they must turn over any “ESP Information” (as that term is described in the Agreed Final Judgment) and they cannot directly or indirectly, offer, market, advertise, promote or otherwise describe in any way a product to a customer, prospective customer or third party, as being derived from ESP Petrochemical formula or an equivalent.

Alfredo Ledesma and Turf Chemistry, Inc. v. ESP Resources, Inc., ESP Petrochemicals, Inc.and Gerard Allen Primeaux

On June 16, 2011, Alfredo Ledesma and Turf Chemistry, Inc. filed their original Petition against ESP Resources, Inc., ESP Petrochemicals, Inc. and Gerard Allen Primeaux in the District Court, 93rd Judicial District, Hidalgo County, Texas. On August 19, 2011, ESP Resources, Inc. filed its Original Answer to the Original Petition. On January 23, 2012, Alfredo Ledesma and Turf Chemistry, Inc. filed their First Amended Original Petition. On April 11, 2012, Gerard Primeaux filed his Original Answer. On May 10, 2012, Alfredo Ledesma and Turf Chemistry, Inc. filed their Second Amended Original Petition. On January 17, 2014, Alfredo Ledesma and Turf Chemistry, Inc. filed their Third Amended Original Petition. The Petition alleged that ESP had breached, by failing to satisfy the terms of the agreement and pay the agreed upon amounts, the letter of intent to enter into an Asset Purchase Agreement between ESP and Ledesma and Turf, whereby ESP agreed to acquire the assets and liabilities of Turf and relieve Ledesma of certain debt obligations. On February 14, 2014, ESP Resources, Inc., ESP Petrochemicals, Inc. and Gerard Allen Primeaux filed their First Answer, Special Exceptions, Affirmative Defenses and Counterclaims. On or about April 25, 2014, all parties, without admitting liability, entered into and executed a Settlement Agreement and Release of Claims.

Madoff Energy Holdings, LLC v. ESP Resources, Inc.

On September 4, 2013, Madoff Energy Holdings, LLC filed its Original Petition against ESP Resources, Inc. in the District Court, 295th Judicial District, Harris County, Texas. On October 1, 2013, ESP filed its Answer. On November 25, 2013, Madoff filed its First Amended Petition alleging that ESP failed to repay a Promissory Note, executed on April 30, 2009, in sum of $87,190.00, plus interest on any unpaid balance owed at the rates of 5% per annum from October 30, 2008 to April 30, 2009, and 18% per annum after April 30, 2009.  On or about March 19, 2014, Madoff filed a Motion for Summary Judgment. On or about March 24, 2014, ESP filed its Response. On April 7, 2014, the Court issued an Order Granting Madoff’s Motion for Summary Judgment and granting damages in the principal sum of $122,939.68; attorneys fees in the amount of $12,860.70, plus $10,000.00 should the judgment be appealed to the Texas Court of Appeals, plus $7,500.00 should the judgment be appealed to the Texas Supreme Court; costs of court; and post-judgment interest at 5% per annum on the total amount of the judgment from the date immediately following entry of the judgment until paid. On April 15, 2014, ESP filed its Notice of Appeal of the Final Judgment with the First Court of Appeals, Houston, Texas. On June 30, 2014, ESP filed its Brief for the Appellant. On July 30, 2014, Madoff filed its Brief for the Appellee. On August 18, 2014, ESP filed its Reply Brief for the Appellant. In August 2014, Madoff and ESP, in order to avoid the further expense of litigation, jointly prepared a Forbearance and Payment Agreement, effective August 11, 2014, whereby ESP agreed to pay Madoff $130,000.00 pursuant to a payment schedule of $30,000.00 per month for eleven months. On September 3, 2014, Andrew Madoff, CEO of Madoff Energy Holdings, Inc., died. On September 18, 2014, Madoff and ESP filed with the First Court of Appeals a Joint Appellant and Appellee Motion to Abate the Appeal to preserve the rights of both parties until such time as the Forbearance and Payment Agreement could be executed. On September 23, 2014, the Court issued a Writ granting the Motion to Abate the Appeal. The parties are awaiting the appointment of a representative for Mr. Madoff’s Estate who will have the authority to execute the Forbearance and Payment Agreement the Estate’s behalf.

BWC Management, Inc. v. ESP Resources, Inc. (f/k/a Pantera Petroleum, Inc.)

On April 25, 2013, BWC Management, Inc. filed its Original Petition against ESP Resources, Inc. in the District Court, 113th Judicial District, Harris County, Texas. On May 31, 2013, ESP Resources, Inc. filed its Original Answer. On August 5, 2014, BWC filed its Motion for Partial Summary Judgment against ESP. On August 21, 2014, BWC filed its First Amended Petition against ESP alleging that ESP had defaulted on three promissory notes documenting a series of loans with BWC as lender: a promissory note in sum of $73,006.00, due on September 30, 2012; and two promissory notes in sum of $100,000.00, each, due on September 30, 2012 when ESP allegedly failed to pay the $73,006.00 note. On August 25, 2014, ESP filed its Response to BWC’s Motion for Partial Summary Judgment. On August 25, 2014, BWC filed its Reply to ESP’s Response to BWC’s Motion for Partial Summary Judgment. On August 27, 2014, ESP filed its Sur Reply to BWC’s Reply to ESP’s Response to BWC’s Motion for Partial Summary Judgment. On August 28, 2014, ESP filed a No-Evidence Motion for Summary Judgment against BWC. On September 4, 2014, BWC filed its Response to ESP’s No-Evidence Motion for Summary Judgment. On September 12, 2014, ESP filed its Reply to BWC’s Response to ESP’s No-Evidence Motion for Summary Judgment. On September 15, 2014, the Court issued an Order denying BWC’s Motion for Summary Judgment. On October 27, 2014, the Court issued an Order denying final Summary Judgment. Trial has been set for March 30, 2015. ESP Resources, Inc. intends to vigorously defend against BWC Management, Inc.’s claims.

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

ESP RESOURCES, INC.

Date: January 15, 2015	By:	/s/ David Dugas
David Dugas
Chief Executive Officer and Director
(Principal Executive Officer)

ESP RESOURCES, INC.

Date: January 15, 2015	By:	/s/ David Dugas
David Dugas
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

ESP RESOURCES, INC.

Date: January 15, 2015	By:	/s/ David Dugas
David Dugas
Chief Executive Officer and Director
(Principal Executive Officer)

Date: January 15, 2015	By:	/s/ Tony Primeaux
Tony Primeaux
Secretary and Director