Form 10-Q
period 2014-09-30
ESP Resources, Inc.
filed 2015-01-22
CIK 1346526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of January 20, 2015, there were 237,630,249 shares of the Registrant’s common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS

ESP Resources, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30, 2014	December 31, 2013

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$110,059	$5,757
Restricted cash	308,960	113,589
Accounts receivable, net	1,730,711	1,747,712
Inventories	735,023	1,170,900
Prepaid expenses	57,962	360,378

Total current assets	2,942,715	3,398,336

Assets held for sale	-	216,092
Property and equipment, net of accumulated depreciation of $2,213,460 and $1,836,493, September 30, 2014 and December 31, 2013	2,052,656	2,330,638
Other assets	49,515	65,872

Total assets	$5,044,886	$6,010,938

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$2,880,642	$2,662,087
Net Liabilities from discontinued operations	78,095	90,792
Factoring payable	1,152,790	1,093,593
Accrued expenses	1,308,759	1,153,455
Due to related parties	451,516	475,172
Contingent consideration payable	61,437	181,437
Guarantee liability	120,000	120,000
Short-term debt	150,000	376,265
Current maturities of convertible debentures, net of debt discount	1,142,000	875,760
Current maturities of debt - vendor deferred payment	1,272,931	348,466
Current maturities of Long-term Debt	721,248	858,002
Current portion of capital lease obligation	102,543	230,462
Derivative liability	260,676	263,875

Total current liabilities	9,702,637	8,729,366

Long-term debt (less current maturities)	165,690	463,168
Long-term debt - vendor deferred payment (less current maturities)	-	1,064,954
Capital lease obligations (less current maturities)	23,761	50,060
Deferred lease cost	-	17,000

Total liabilities	9,892,088	10,324,548

Commitments and Contingencies (Note 14)

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock - $0.001 par value, 10,000,000 shares authorized in 2011, none outstanding	-	-
Common stock - $0.001 par value, 350,000,000 shares authorized, 237,630,249 and 156,230,249 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	237,631	156,231
Additional paid-in capital	21,869,538	20,328,102
Subscription receivable	(1,000)	(1,000)
Accumulated deficit	(26,953,371)	(24,796,943)

Total stockholders' equity (deficit)	(4,847,202)	(4,313,610)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$5,044,886	$6,010,938

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ESP Resources, Inc.
Condensed Consolidated Statements of Operations
Three Months and Nine Months Ended September 30, 2014 and 2013
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
CONTINUING OPERATIONS

SALES, NET	$3,033,101	$2,382,792	$8,814,225	$7,907,292
COST OF GOODS SOLD	802,938	1,301,543	3,393,632	4,171,200

GROSS PROFIT	2,230,163	1,081,249	5,420,593	3,736,092

General and administrative	2,518,419	1,875,909	6,261,864	6,665,391
Depreciation and amortization	135,314	210,000	450,942	653,039
Loss on disposal of assets	-	3,440	18,915	333,996

LOSS FROM CONTINUING OPERATIONS	(423,570)	(1,008,100)	(1,311,128)	(3,916,334)

OTHER INCOME (EXPENSE)
Interest expense	(181,102)	(113,799)	(389,163)	(317,135)
Factoring fees	(83,162)	(56,978)	(221,143)	(218,874)
Amortization of debt discount	(57,848)	(209,201)	(266,241)	(621,196)
Other income, net	75	4,003	28,048	11,630
Interest income	-	2	-	14
Change in derivative liability	11,582	72,549	3,199	654,803

Total other expense	(310,455)	(303,424)	(845,300)	(490,758)

LOSS FROM CONTINUING OPERATIONS	(734,025)	(1,311,524)	(2,156,428)	(4,407,092)

LOSS FROM DISCONTINUED OPERATIONS	-	(13,575)	-	(255,016)

NET LOSS	$(734,025)	$(1,325,099)	$(2,156,428)	$(4,662,108)

NET LOSS PER SHΑRE (basic and dilutеd) for discontinuеd opеrations	$-	$(0.00)	$-	$(0.00)
NET LOSS PER SHΑRE (basic and dilutеd) for continuing opеrations	$(0.00)	$(0.01)	$(0.01)	$(0.03)
NET LOSS PER SHARE (basic and diluted)	$(0.00)	$(0.01)	$(0.01)	$(0.03)

WEIGHTED AVERAGE SHARES OUTSTANDING	193,412,858	153,922,557	168,882,264	152,052,776

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ESP Resources, Inc.
Condensed Consolidated Statements of Cash Flow
Nine Months Ended September 30, 2014 and 2013
(Unaudited)

	September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,156,428)	$(4,662,108)
Adjustments to reconcile net loss to net cash provided by operating activities:

Amortization of debt discount	266,241	621,196
Loss on disposal of assets	18,915	333,996
Depreciation and amortization, net disposals	450,942	674,457
Bad debt expense	45,000	45,000
Stock and warrant based compensation	1,614,836	957,287
Stock issued in settlement of lawsuit	8,000	-
Change in derivative liability	(3,199)	(654,803)

Changes in operating assets and liabilities:
Accounts receivable	(27,999)	439,467
Inventory	435,877	911,565
Prepaid expenses	302,416	476,253
Other assets	(643)	39,680
Accounts payable	218,555	1,289,722
Accrued expenses	155,304	561,079
Accrued expense to related parties	(23,656)	90,557
Net Liabilities from discontinued operations	(12,697)	-

CASH PROVIDED BY OPERATING ACTIVITIES	1,291,464	1,123,348

CASH FLOWS FROM INVESTING ACTIVITIES
Restricted cash	(195,371)	31,747
Proceeds from the sale of vehicles and equipment	98,746	134,721
Purchase of fixed assets	(155,004)	(149,390)

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(251,629)	17,078

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowing on Long-term debt	-	50,150
Borrowing on short-term debt	-	150,000
Repayment of long term debt	(462,965)	(494,066)
Repayment of capital leases	(185,503)	(203,954)
Repayment of short-term debt	(226,265)	(334,671)
Net factoring advances	59,200	(325,809)
Payment of settlement on contingent liabilities	(120,000)	-

CASH USED IN FINANCING ACTIVITIES	(935,533)	(1,158,350)

NET CHANGE IN CASH	104,302	(17,924)
CASH AT BEGINNING OF PERIOD	5,757	70,214

CASH AT END OF PERIOD	$110,059	$52,290

Supplemental Disclosures of Cash Flow Information
Cash paid for interest and factoring cost	$554,834	$494,130
Non-cash investing and financing transactions:
Notes issued for purchase of property and equipment	$-	$268,467
Value of capital lease acquired	31,281	30,171
Assets returned to service	143,042	-
Capital lease expired	116,139	-
Deferred leasing cost	17,000	-
Shares issued on settlement of lawsuit	8,000	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ESP Resources, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2014

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

Concentration

The Company has four major customers that together account for 57% of accounts receivable at September 30, 2014 and 58% of the total revenues earned for the period ended September 30, 2014.

	Accounts Receivable	Revenue

Customer A	18%	11%
Customer B	15%	29%
Customer C	14%	6%
Customer D	10%	12%
	57%	58%

The Company has two vendors that accounted for 37% and 13% of purchases for the nine months ended September 30, 2014.

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

Recent Accounting Pronouncements

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements— Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” Continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity’s liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. Previously, there was no guidance under US GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this Update provide that guidance. In doing so, the amendments should reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). For the period ended September 30, 2014, management evaluated the Company’s ability to continue as a going concern and concluded that substantial doubt has not been alleviated about the Company’s ability to continue as a going concern. While the Company continues to explore further significant sources of financing, management’s assessment was based on the uncertainty related to the amount and nature of such financing over the next twelve months.

Note 2 – Going Concern

The accompanying condensed financial statements have been prepared in conformity with US GAAP, assuming we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  For the nine months ended September 30, 2014, we incurred losses from operations of $2,156,428. At September 30, 2014, we had an accumulated deficit of $26,953,371 and a working capital deficit of $6,759,922. The Company’s ability to continue as a going concern is dependent on its ability to raise the required additional capital or debt financing to meet short and long-term operating requirements. The Company believes that future private placements of equity capital and debt financing are needed to fund our long-term operating requirements. The Company may also encounter business endeavors that require significant cash commitments or unanticipated problems or expenses that could result in a requirement for additional cash. If the Company raises additional funds through the issuance of equity or convertible debt securities, the percentage ownership of current shareholders could be reduced, and such securities might have rights, preferences or privileges senior to the Company’s common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict our operations. The Company is continuing to pursue external financing alternatives to improve our working capital position. If the Company is unable to obtain the necessary capital, the Company may have to cease operations.

Note 3 – Factoring Payable

On May 24, 2011, ESP Petrochemicals entered into an accounts receivable financing agreement with Crestmark Commercial Capital Leading, LLC (“Crestmark”) with an initial term of nine months and renewing semi-annually thereafter. The agreement is in the subsequent renewal period. The Company may obtain advances of up to 90% of eligible accounts receivable, subject to a factoring fee of 0.75% per 15 days, with 10% held in a reserve account, which is released to the Company upon payment of the receivable. The agreement is subject to a master note, which limits borrowing to $2,000,000. The master note is payable upon demand, or if no demand is paid, with monthly payments of interest at 1.5%. All outstanding principal plus accrued unpaid interest is due on maturity of the note or when the related invoice is collected. The master note is secured by all inventory, accounts receivable, general intangibles, and equipment of the Company. On March 2, 2012, Crestmark increased the borrowing limit to $3,000,000. On August 1, 2012, Crestmark increased the borrowing limit to $4,000,000. The total borrowing under this agreement at December 31, 2013 was $1,093,593 with $113,589 held in restricted cash in the consolidated balance sheets.

On August 15, 2014 ESP Petrochemicals, Inc., (the “Company”) a subsidiary of ESP Resources, Inc. entered into a Purchase and Sale Agreement (the “Factoring Agreement”) with Transfac Capital, Inc., which served to replace the agreement with Crestmark. On October 1, 2014 the Factoring agreement was amended. The Factoring Agreement has an initial term of two years (“Contract Term”) with automatically renewing successive Contract Terms.  The Factoring Agreement may be terminated by the Company at the end of a Contract Term by providing notice to Transfac no more than ninety and no less than sixty days before the end of the current Contract Term.  Transfac may terminate the Factoring Agreement at any time upon thirty days’ notice of an event of default.  Under the terms of the Factoring Agreement, Transfac may purchase any accounts submitted by the Company.  The Company shall pay a servicing fee equal to the greater of 0.75% or $10 and will be subject to others fees and charges and may be required to establish a reserve account as set forth in greater detail in the Factoring Agreement set forth as an exhibit to this current report and incorporated herein by reference.  The Factoring Agreement is secured by substantially all of the Company’s assets and personally guaranteed by David Dugas and Tony Primeaux and guaranteed by ESP Resources, Inc. and ESP Ventures, Inc. The total borrowing under this agreement at September 30, 2014 was $1,152,790 with $308,960 held in restricted cash in the consolidated balance sheets.

Note 4 – Property and Equipment

Property and equipment includes the following at September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013

Plant, property and equipment	$1,559,736	$1,406,517
Vehicles	1,776,329	1,745,704
Equipment under capital lease	839,640	955,779
Equipment under capital lease – related party	31,281	-
Office furniture and equipment	59,130	59,131
	4,266,116	4,167,131
Less: accumulated depreciation	(2,213,460)	(1,836,493)
Net property and equipment	$2,052,656	$2,330,638

For the nine month periods ended September 30, 2014 and 2013, depreciation expense for continuing operations was $450,942 and $653,039, respectively.

On or around June 11, 2013, the Board of Directors decided to cease operations of several of its subsidiaries in the United States including ESP Advanced Technologies, Inc. and ESP Facilities and Pipeline Services, Inc. and in Papua New Guinea, including but not limited to operations through the joint venture ESP KUJV Limited. The Board determined that certain activities should be closed and that unused assets, primarily vehicles and equipment, be sold. During the nine months ended September 30, 2014 the Company returned two vehicles to service with a net carrying value of $20,081. The carrying value of the remaining assets held for sale at September 30, 2014 is $0.

On March 19, 2014 the Company exchanged three vehicles with a net carrying value of $79,957, two of which were classified as assets held for sale with a combined net carrying value of $46,551, and a vehicle with a net carrying value of $33,406 in exchange for reduction of $63,787 in related long-term debt including $7,916 of accrued interest, for a capitalized lease on a vehicle in which a related party purchased, then leased the vehicle to the Company.  The Company valued the leased vehicle as equipment under capital lease of $32,281, which resulted in a gain from disposal of assets of $2,953.

Note 5- Short-Term Debt

On April 8, 2013, the Company executed a demand note for $150,000 with an annual interest rate of 8%. As part of the agreement the Company granted the holder 150,000 shares of Common Stock and warrants to purchase 150,000 shares of common stock at an exercise price of $0.15 per share through April 8, 2014. The Company determined the fair value of the common stock and warrants to be $10,500 and $2,458, respectively. The aggregate fair value of $12,958 was recognized as a debt discount which is being amortized to interest expense over the life of the debt. During the year ended December 31, 2013, the entire discount of $12,958 was amortized to interest expense. The Short-term debt on the demand note as of September 30, 2014 and December 31, 2013 was $150,000 and $150,000, respectively, excluding accrued interest.

During the year ended December 31, 2013, the Company issued notes payable to finance its insurance with an aggregate principal amount of $292,227.  The notes mature in 1 year, bear interest of 5.70% per annum and require equal monthly payments. The Short-term debt on the notes payable to finance insurance as of September 30, 2014 and December 31, 2013 was $0 and $226,265, respectively.

The Company made aggregate repayments on its short-term debt of $226,265 and $334,671 during the nine month periods ended September 30, 2014 and 2013, respectively.

Note 6- Long-Term Debt - Vendor Deferred Payment

Long-term debt on vendor-deferred payments consisted of the following at September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
The Company reached agreements with certain Vendors to exchange payables for term debentures with annual interest rates of 5% or prime plus 1.5% with month payments between $22,551 and $10,000 and maturing between October 2014 and September 2018	$1,272,931	$1,413,420
Less current maturities	(1,272,931)	(348,466)
Total long-term debt	$-	$1,064,954

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

As of September 30, 2014, the Company was unable to make the required payments under the long-term debt – vendor deferred payments, so the debt is in default and is classified as current maturities.

Note 7- Long-Term Debt

Long term debt consisted of the following at September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Equipment secured Note payable -The notes bear interest at rates between 12.0% and 7.5% per annum and are payable in monthly installments between $150 and $873, and mature at various dates between July 2014 and January 2015	$5,544	$73,733
Vehicle secured Note payable. The notes bear interest at rates between 9.5% and 0% per annum and are payable in monthly installments between $1,072 and $1,833, maturing between September 2015 and June 2016	486,674	843,910
On April 13, 2013, the Company borrowed $50,150 from a bank with an annual interest rate of 5.8% and a term of 36 months with payments of $1,170	34,752	43,559
Unsecured notes payable - The notes bear interest at 5.0% per annum and are due between April 2009 and July 2013.	359,968	359,968
Total	886,938	1,321,170
Less current maturities	(721,248)	(858,002)
Total long-term debt	$165,690	$463,168

Note 8 – Capital Lease Obligations

ESP Petrochemicals leases certain office equipment, warehouse equipment special purpose equipment and vehicles under capital leases. Long term capitalized leases consisted of the following at September 30, 2014 and December 31, 2013:

	Year			Borrowing	Term in months			Monthly payment			September 30, 2014	December 31, 2013

Warehouse equipment		2013		$26,313		36			$851		$12,421	21,097
Vehicles	2010	-	2014	$149,304	36	-	72	$869	-	1,905	58,269	52,564
Office equipment		2012		$10,140		24			$260		978	3,380
Special purpose equipment	2011	-	2012	$483,092		36		$1,692	-	3,702	54,636	203,481

Total capital lease											126,304	280,522
less current portion											(102,543)	(230,462)
Total long-term capital lease											$23,761	$50,060

Note 9 – Convertible debentures

The following reflect the Convertible Debentures for the period ended September 30, 2014 and December 31, 2013.

	September 30, 2014	December 31, 2013
On January 27, 2012, the Company received proceeds of $130,000 from the sale of 16% Convertible Subordinated Debentures. The Company is in default.	$130,000	$130,000
On December 20, 2013, the Company amended the debenture initially issued November 14, 2012 in which it received proceeds of $750,000 from the sale of 16% Convertible Subordinated Debentures. Interest is due June 1, 2014 and September 1, 2013.	762,000	762,000
On November 14, 2012, the Company received proceeds of $250,000 from the sale of 16% Convertible Subordinated Debentures. Interest is due March 1, 2013, June 1, 2013 and September 1, 2013. The Company is in default.	250,000	250,000

Total	1,142,000	1,142,000
Less unamortized debt discounts	(-)	(266,240)
Less current maturities	(1,142,000)	(875,760)
Total Long-term convertible debentures	$-	$-

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

On December 1, 2013, March 1, 2014, June 1, 2014 and September 1, 2014 the Company failed to make the amended principal payment on one if its convertible debentures dated November 14, 2012, as amended on September 30, 2013. This convertible debenture is now in default. Under the terms of the convertible debenture all principal payments are now due and reflected as current and the interest rate increased to 18%.

As of September 30, 2014 these convertible debentures are in default and have been classified as current maturities.

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

The range of significant assumptions which the Company used to measure the fair value of the derivative liabilities (a level 3 input) at September 30, 2014 is as follows:

	Warrants			Debentures

Stock price		$0.01			$0.01
Term (years)	3.3	-	4.4		.0
Volatility	162%	-	202%	162%	-	202%
Risk-free interest rate		.98%			0.04%
Exercise prices	$0.075	-	0.002	$0.05	to	0.02
Dividend yield		0.00%			0.00%

The range of significant assumptions which the Company used to measure the fair value of the derivative liabilities (a level 3 input) at December 31, 2013 is as follows:

	Warrants			Debentures

Stock price		$0.02			$0.02
Term (years)	3.9	-	5		.75
Volatility	123%	-	143%	123%	-	143%
Risk-free interest rate		1.75%			0.13%
Exercise prices	$0.075	-	0.002	$0.05	-	0.02
Dividend yield		0.00%			0.00%

The Company estimated the fair value of these derivatives using a multinomial Distribution (Lattice) valuation model. The fair value of these derivative liabilities at September 30, 2014 was $260,676, and at December 31, 2013 was $263,875. The change in the fair value of derivative liabilities resulted in a gain of $3,199 for the nine months ended September 30, 2014.

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

The following table sets forth the fair value hierarchy within our financial assets and liabilities by level that were accounted for at fair value on a recurring basis as of September 30, 2014.

		Fair Value Measurement at September 30, 2014
	Carrying Value at September 30, 2014	Level 1	Level 2	Level 3
Liabilities:
Derivative convertible debt liability	$180,621	$-	$-	$180,621
Derivative warrant liability	$80,055	$-	$-	$80,055
Total derivative liability	$260,676	$-	$-	$260,676

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

ESP recorded the fair value of the guarantee liability at $48,000, which represented the fair value of the note receivable from Aurora and Boreal which ESP would take over from the director. On June 1, 2009 when Aurora and Boreal did not make the required payments on their notes payable to the director, ESP determined that the value of the guarantee liability should be increased to the full face amount of the guaranteed note of $120,000, resulting in a loss on guarantee liability of $72,000 during the year ended December 31, 2010. There have been no changes in the matter from 2011 through 2013 and the nine months ended September 30, 2014, hence the balance remains the same.

Note 12 – Stockholders’ Equity

Settlement of lawsuit

On April 25, 2014 the Company reached an agreement with the former owner of Turf Chemistry, Inc., Alfredo Ledesma. As part of the settlement agreement 400,000 shares of the Company’s restricted common stock were issued.

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

Shares issued for forbearance agreement

On September 2, 2014, the Company issued 9,500,000 shares of its common stock to a vendor under a forbearance agreement.

Warrants issued

The following table reflects a summary of common stock warrants outstanding and warrant activity during the nine months ended September 30, 2014:

	Number of warrants	Weighted Average Exercise Price	Weighted Average Term (Years)

Warrants outstanding at December 31, 2013	63,092,278	$0.16	1.02
Granted during the period	-	-	-
Exercised during period	-	-	-
Forfeited during the period	(1,871,905)	0.16	-
Warrants outstanding at September 30, 2014	61,220,373	$0.16	.77

The Common Stock warrants expire in years ended December 31 as follows:

Year	Amount

2014	333,333
2015	43,122,334
2016	1,000,000
2017	11,764,706
2018	5,000,000
Total	61,220,373

Stock Option Awards

During the nine month periods ended September 30, 2014 and 2013 the Company did not grant any stock options.

The following table reflects a summary of common stock options outstanding and option activity during the nine months ended September 30, 2014:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (years)

Outstanding at December 31, 2013	52,930,000	0.12	4.50
Granted	-	-	-
Exercised	-	-	-
Expired/Forfeited	(35,000)	0.14	6.15
Outstanding at September 30, 2014	52,895,000	$0.11	3.58
Exercisable at September 30, 2014	47,227,000	$0.11	3.58
Exercisable at September 30, 2013	50,095,000	$0.13	6.08

During the nine month period ended September 30, 2014, the Company recognized stock-based compensation expense of $527,752 related to stock options. As of September 30, 2014, there was approximately $862,252 of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over the remaining vesting period. The aggregate intrinsic value of these options was $0 at September 30, 2014.

During the nine month period ended September 30, 2013, the Company has recognized compensation expense of $607,490 on the stock options granted in prior years that vested during the current period for the nine months ended September 30, 2013. The fair value of the unvested shares is $1,566,328 as of September 30, 2013 with the total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of approximately 3 years. The aggregate intrinsic value of these options was $0 at September 30, 2013.

Stock based compensation totaled $1,622,836 and $957,287 for the nine months ended September 30, 2014 and 2013, respectively.

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

	Nine months Ended September 30,
	2014	2013
DISCONTINUED OPERATIONS
Sales, net	$-	$258,328
Cost of goods sold	-	(124,761)
General and administrative	-	(333,775)
Loss on disposal of assets		(33,390)
Depreciation and amortization		(21,418)
LOSS FROM DISCONTINUED OPERATIONS	$-	$(255,016)

The Company estimated the fair value of those assets to be sold and if the fair value was less than the net book value, an impairment loss was recognized. The book value of the remaining assets held for sale at December 31, 2013 was $216,092.  Additionally, at September 30, 2014 and December 31, 2013 the company has remaining liabilities associated with the discontinued operations of $78,095 and $90,792, respectively.

Note 14 – Commitments and Contingencies

Contingent payable – Turf Chemistry

On June 16, 2011, Alfredo Ledesma and Turf Chemistry, Inc. filed their original Petition against ESP Resources, Inc., ESP Petrochemicals, Inc. and Gerard Allen Primeaux in the District Court, 93rd Judicial District, Hidalgo County, Texas. On August 19, 2011, ESP Resources, Inc. filed its Original Answer to the Original Petition. On January 23, 2012, Alfredo Ledesma and Turf Chemistry, Inc. filed their First Amended Original Petition. On April 11, 2012, Gerard Primeaux filed his Original Answer. On May 10, 2012, Alfredo Ledesma and Turf Chemistry, Inc. filed their Second Amended Original Petition. On January 17, 2014, Alfredo Ledesma and Turf Chemistry, Inc. filed their Third Amended Original Petition. The Petition alleged that ESP had breached, by failing to satisfy the terms of the agreement and pay the agreed upon amounts, the letter of intent to enter into an Asset Purchase Agreement between ESP and Ledesma and Turf, whereby ESP agreed to acquire the assets and liabilities of Turf and relieve Ledesma of certain debt obligations. On February 14, 2014, ESP Resources, Inc., ESP Petrochemicals, Inc. and Gerard Allen Primeaux filed their First Answer, Special Exceptions, Affirmative Defenses and Counterclaims. On or about April 25, 2014, all parties, without admitting liability, entered into and executed a Settlement Agreement and Release of Claims. As part of the settlement agreement, the Company agreed to pay consideration of $150,000 to Mr. Ledesma of which $75,000 was paid on April 25, 2014, the remaining payments will be made in monthly installments of $7,500 beginning May 1, 2014. In addition, the Company agreed to pay the remaining amount of a loan on one of the Turf assets, net of proceeds from the eventual sale of that same asset and up to $5,000 for closure costs of the Turf entity and issue 400,000 shares of the Company’s common stock. The Company estimates a net contingent payable of $103,937 and $181,437 at June 30, 2014 and December 31, 2013. The Company has been unable to meet the payment outlined in this agreement and is in technical default.

Legal proceedings

Daniel A. Spencer v. ESP Advanced Technologies, Inc.

The District Court of Caddo Parish, Louisiana entered a default judgment in favor of Daniel Spencer and against ESP Advanced Technologies, Inc. on October 17, 2013 for $3,500,000, together with future interest from October 14, 2013, until paid, at a rate of 20% per annum for default after service. All of the operations of ESP Advanced Technologies, Inc. were discontinued on June 11, 2013. The Company believes this judgment is without merit and will vigorously pursue post-judgment remedies to set aside the judgment and have it annulled under Louisiana law. Management does not consider the potential for loss to be probable. Accordingly, the judgment amount was not accrued as of September 30, 2014.

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

BWC Management, Inc. v. ESP Resources, Inc. (f/k/a Pantera Petroleum, Inc.)

On April 25, 2013, BWC Management, Inc. filed its Original Petition against ESP Resources, Inc. in the District Court, 113th Judicial District, Harris County, Texas. On May 31, 2013, ESP Resources, Inc. filed its Original Answer. On August 5, 2014, BWC filed its Motion for Partial Summary Judgment against ESP. On August 21, 2014, BWC filed its First Amended Petition against ESP alleging that ESP had defaulted on three promissory notes documenting a series of loans with BWC as lender: a promissory note in sum of $73,006, due on September 30, 2012; and two promissory notes in sum of $100,000, each, due on September 30, 2012 when ESP allegedly failed to pay the $73,006 note. On August 25, 2014, ESP filed its Response to BWC’s Motion for Partial Summary Judgment. On August 25, 2014, BWC filed its Reply to ESP’s Response to BWC’s Motion for Partial Summary Judgment. On August 27, 2014, ESP filed its Sur Reply to BWC’s Reply to ESP’s Response to BWC’s Motion for Partial Summary Judgment. On August 28, 2014, ESP filed a No-Evidence Motion for Summary Judgment against BWC. On September 4, 2014, BWC filed its Response to ESP’s No-Evidence Motion for Summary Judgment. On September 12, 2014, ESP filed its Reply to BWC’s Response to ESP’s No-Evidence Motion for Summary Judgment. On September 15, 2014, the Court issued an Order denying BWC’s Motion for Summary Judgment. On October 27, 2014, the Court issued an Order denying final Summary Judgment. Trial has been set for March 30, 2015. ESP Resources, Inc. intends to vigorously defend against BWC Management, Inc.’s claims.

Note 15 – Related Party Transactions

As of September 30, 2014 and December 31, 2013, the Company had balances due to related parties as follows:

	September 30, 2014	December 31, 2013
Due to officers and related parties	$395,674	$419,382
Due to ESP Enterprises	$55,842	$55,790
Total due to related parties	$451,516	$475,172

The above balances are unsecured, due on demand and bear no interest.

On June 1, 2013, the Officers agreed to defer a portion of their salaries until such time as cash flow allowed. As of September 30, 2014, $106,667 has been deferred and reflected as a liability due to related parties.

On March 19, 2014 the Company acquired a vehicle using under a capital lease with a related party with a 3 year term and a monthly payment of $869.

Note 16 – Subsequent Events

Material new financing agreement

On October 1, 2014, ESP Petrochemicals, Inc., (the “Company”) a subsidiary of ESP Resources, Inc. entered into an amended Purchase and Sale Agreement (the “Factoring Agreement”) with Transfac Capital, Inc.  The Factoring Agreement has an initial term of two years (“Contract Term”) with automatically renewing successive Contract Terms.  The Factoring Agreement may be terminated by the Company at the end of a Contract Term by providing notice to Transfac no more than ninety and no less than sixty days before the end of the current Contract Term.  Transfac may terminate the Factoring Agreement at any time upon thirty day notice of an event of default.  Under the terms of the Factoring Agreement, Transfac may purchase any accounts submitted by the Company.  The Company shall pay a servicing fee equal to the greater of 0.75% or $10 and will be subject to others fees and charges and may be required to establish a reserve account as set forth in greater detail in the Factoring Agreement set forth as an exhibit to this current report and incorporated herein by reference.  The Factoring Agreement is secured by substantially all of the Company’s assets and personally guaranteed by David Dugas and Tony Primeaux and guaranteed by ESP Resources, Inc. and ESP Ventures, Inc.

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

Our customers are typically oil and gas exploration customers who plan and finance the well, drill the well and then operate the well through the point of full depletion. Of the various stages involved in the development of an oil and gas well, we offer our products and services in principally two main areas:  production petrochemicals and completion petrochemicals.

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

Continuing Operations for the three month and nine month period ended September 30, 2014 compared to three month and nine month period ended September 30, 2013

The following table summarizes the results of our operations during the three months ended September 30, 2014 and 2013, and provides information regarding the dollar and percentage increase or (decrease) from 2014 to 2013:

	Three months ended September 30,		$ Increase	% Increase
	2014	2013	(Decrease)	(Decrease)
Sales	$3,033,101	$2,382,792	$650,309	27%
Cost of goods sold	802,938	1,301,543	(498,605)	(38)%
Gross profit	2,230,163	1,081,249	1,148,914	106%
Total general and administrative expenses	2,518,419	1,875,909	642,510	34%
Depreciation and amortization expense	135,314	210,000	(74,686)	(36)%
Loss from disposal of assets	-	3,440	(3,440)	-
Total other income (expense)	(310,455)	(303,424)	(7,031)	2%
Loss from continuing operations	$(734,025)	$(1,311,524)	$577,499	(44)%

The following table summarizes the results of our operations during the nine months ended September 30, 2014 and 2013, and provides information regarding the dollar and percentage increase or (decrease) from 2014 to 2013:

	Nine months ended September 30,		$ Increase	% Increase
	2014	2013	(Decrease)	(Decrease)
Sales	$8,814,225	$7,907,292	$906,933	11%
Cost of goods sold	3,393,632	4,171,200	(777,568)	(19)%
Gross profit	5,420,593	3,736,092	1,684,501	45%
Total general and administrative expenses	6,261,864	6,665,391	(403,527)	(6)%
Depreciation and amortization expense	450,942	653,039	(202,097)	(31)%
Loss from disposal of assets	18,915	333,996	(315,081)	(94)%
Loss from operations	(1,311,128)	(3,916,334)	2,605,206	(67)%
Total other income (expense)	(845,300)	(490,758)	(354,542)	72%
Loss from continuing operations	$(2,156,428)	$(4,407,092)	$2,250,664	(51)%

Sales

Sales were $3,033,101 for the three months ended September 30, 2014, compared to $2,382,792 for the same period in 2013, an increase of $650,309, or 27%.  The increase was mainly due to a $372,000 increase in sales volume from new customers in the Eagle Ford and in the North Texas shale regions.

Sales were $8,814,225 for the nine months ended September 30, 2014, compared to $7,907,292 for the same period in 2013, an increase of $906,933, or 11%.  The overall increase was mainly due to increased sales volume from production petrochemicals to new customers in the Eagle Ford and in the North Texas shale regions, which offset a decrease in the sales of completion petrochemicals in the same period.

Cost of Goods Sold and Gross Profit

Cost of goods was $802,938, or 26% of net sales, for the three months ended September 30, 2014, compared to $1,301,543 or 55% of net sales, for the same period in 2013.  Gross profit was $2,230,163, or 74% of net sales, for the three months ended September 30, 2014, compared to $1,081,249, or 45% of net sales, for the same period in 2013.  The 28% increase in gross profit for the three month period in 2014 is the result several factors.  The main contributing factor to the increase in gross profit was due to the combined effect of our recent increases in prices of 7% to 28% on many of our products, coupled with our use of certain inventory supplies that had been unused in prior periods and previously written off in 2013.  Secondarily, our gross profit increased from a decline in completion petrochemical sales from customers engaged in the hydraulic fracturing of oil and gas wells that have a lower gross profit margin than production petrochemical product sales, which were our main source of revenue in the current period.

Cost of goods was $3,393,632, or 39% of net sales, for the nine months ended September 30, 2014, compared to $4,171,200 or 53% of net sales, for the same period in 2013.  Gross profit was $5,420,593, or 61% of net sales, for the nine months ended September 30, 2014, compared to $3,736,092, or 47% of net sales, for the same period in 2013.  The 14% increase in gross profit for the three month period in 2014 is the result several factors.  The main contributing factor to the increase in gross profit was due to the combined effect of our recent increases in prices of 7% to 28% on many of our products, coupled with our use of certain inventory supplies that had been unused in prior periods and previously written off in 2013.  Secondarily, our gross profit increased from a decline in completion petrochemical sales from customers engaged in the hydraulic fracturing of oil and gas wells that have a lower gross profit margin than production petrochemical product sales, which were our main source of revenue in the current period.

General and Administrative Expenses

General and administrative expenses decreased by $642,510 for the three months ended September 30, 2014, compared to the same period in 2013.  The decrease in general and administrative expenses was primarily due to a reduction in legal costs related to the intellectual property suit that was settled in the fourth quarter of 2013, the and the approximately $166,000 reduction in stock compensation.

General and administrative expenses decreased by $403,527 for the nine months ended September 30, 2014, compared to the same period in 2013.  The decrease in general and administrative expenses was primarily due to a reduction in legal costs related to the intellectual property suit that was settled in the fourth quarter of 2013, the closure of the Houston office in June 2013 and the approximately $665,000 reduction in stock compensation.

Net loss from continuing operations

The Company’s net loss from continued operations decreased to $734,025 for the three months ended September 30, 2014, as compared to a net loss from continued operations of $1,311,524 for the same period in 2013.  The primary reason for the decrease in the net loss was due to increased sales and sales margins and cost reductions initiated by the Company starting in the second half of 2013 and through September 30, 2014.

The Company’s net loss from continued operations decreased to $2,156,428 for the nine months ended September 30, 2014, as compared to a net loss from continued operations of $4,407,092 for the same period in 2013.  The primary reason for the decrease in the net loss was due to increased sales and sales margins and cost reduction initiated by the Company starting in the second half of 2013 and through September 30, 2014.

Concentration

We have four major customers that together account for 57% of accounts receivable at September 30, 2014 and 58% of the total revenues earned for the period ended September 30, 2014.

	Accounts receivable	Revenue

Customer A	18%	11%
Customer B	15%	29%
Customer C	14%	6%
Customer D	10%	12%
	57%	58%

We have two vendors that accounted for 37% and 13% of purchases for the nine months ended September 30, 2014.

We have three major customers that together account for 47% of accounts receivable at September 30, 2013 and 36% of the total revenues earned for the period ended September 30, 2013.

	Accounts receivable	Revenue

Customer A	21%	8%
Customer B	16%	27%
Customer C	10%	1%
	47%	36%

We have three vendors that accounted for 16%, 16% and 10% of purchases for the nine months ended September 30, 2013.

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

Modified EBITDA for the three months ended September 30, 2014 was $860,249 compared to $507,203 for the same periods in 2013, with a change of $353,046.

	Three months ended September 30,
	2014	2013
Net loss	$(734,025)	$(1,325,099)
Add back interest and factoring expense, net of interest income	264,264	170,777
Add back depreciation and amortization	135,314	210,000
Add back amortization debt discount	57,848	209,201
Add back stock-based compensation	1,148,430	1,314,873
Add back change in derivative liability	(11,582)	(72,549)
Modified EBITDA	$860,249	$507,203

Modified EBITDA for the nine months ended September 30, 2014 was $790,698 compared to ($2,549,394) for the same periods in 2013, with a change of $3,340,092.

	Nine months ended September 30,
	2014	2013
Net loss	$(2,156,428)	$(4,662,108)
Add back interest and factoring expense, net of interest income	610,306	535,995
Add back depreciation and amortization	450,942	653,039
Add back amortization debt discount	266,241	621,196
Add back stock-based compensation	1,622,836	957,287
Add back change in derivative liability	(3,199)	(654,803)
Modified EBITDA	$790,698	$(2,549,394)

Cash Flow Used by Operating Activities

Operating activities provided cash of $1,291,464 for the nine months ended September 30, 2014, compared to cash provided of $1,123,348 for the same period in 2013.  The increase in cash provided by operations during the nine months ended September 30, 2014 was primarily due to an increase in accrued expenses from related parties, accrued expenses, non-cash charges for change in derivative liability, and stock based compensation that were partially offset by increases in accounts receivable and inventory.

Cash Flow Used in Investing Activities

Investing activities used cash of $251,629 for the nine month period ended September 30, 2014, compared to cash provided by of $17,078 for the nine month period ended September 30, 2013.  The decrease in net cash used in investing activities during the nine months ended September 30, 2014 was a result of increase in use of cash from restricted cash, cash to acquire vehicle and equipment driven by the purchase of additional field equipment including storage tanks, containment storage devices, and chemical delivery pumps in the prior period for new customers and reduction in proceeds from the sales of vehicles and equipment.

Cash Flow Provided by Financing Activities

Financing activities used cash of $935,533 for the nine months ended September 30, 2014, compared to cash use of $1,158,350 for the nine months ended September 30, 2013.  The net cash provided was generated from financing activities during the nine months ended September 30, 2014 and was a result of net factoring advances reduced by repayment of debt and capital leases.

Liquidity and Capital Resources

As of September 30, 2014, our total assets were $5,044,886 and our total liabilities were $9,892,088.  We had cash of $110,059, current assets of $2,942,715, and current liabilities of $9,702,637 as of September 30, 2014.  We had working capital deficit of $6,759,922 on that date.  We will require additional capital to fund our losses and working capital deficits and to grow our business to recapture our decline in sales.  For this most recent quarter, we remained dependent on our working capital lines and extended credit terms with our vendors to meet our cash requirements.  We expect this situation to continue for the foreseeable future until we are able to raise additional capital on acceptable terms.  While we anticipate further increases in operating cash flows, we will continue to require additional capital through equity financing and/or debt financing, if available, which may result in further dilution in the equity ownership of our shares and will continue to rely on our extended payment terms with vendors.  There is still no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock or for our vendors to continue cooperating with us as they have in the past.  Furthermore, we may continue to be unprofitable and/or unable to grow our sales at a level where we can become profitable.

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

Cash Requirements

Our plan of operations for the next 12 months involves the growth of our production petrochemical business and to recapture our completion petrochemical business through the expansion of regional sales, and the research and development of new chemical and analytical services.  As of September 30, 2014, our Company had cash of $110,059 and a working capital deficit of $6,759,922.

We incurred a net loss of $2,156,428 for the nine month period ended September 30, 2014.  We estimate that our needs for additional capital to fund our working capital deficits, become current with our vendors, pay off certain debt and implement our growth plans for the next twelve month period to be $5,000,000 to $7,000,000.   However, if any growth and expansion requires more capital and operating expenses or capital expenditures exceed estimates, we will require additional monies during the next twelve months to execute our business plan.  To date, we have been dependent on debt financing and special payment terms with our vendors to meet our cash requirements.  We expect this situation to continue for the foreseeable future.  There can be no assurance that we will be successful in raising the required additional capital or that actual cash requirements will not exceed our estimates.  These funds may be raised through equity financing and/or debt financing which may result in further dilution in the equity ownership of our shares.  There is still no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock.  Furthermore, we may continue to be unprofitable and/or unable to grow our sales at a level where we can become profitable.

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

Since inception and through September 30, 2014, we have incurred losses totaling $26,953,371.  Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital on the most commercially reasonable terms through private placements, bank financing and/or advances from related parties or shareholder loans.

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

ITEM 4. – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report, being September 30, 2014, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company’s management, including our President and Chief Executive Officer. Based upon that evaluation, our President and Chief Executive Officer concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1. – LEGAL PROCEEDINGS

Daniel A. Spencer v. ESP Advanced Technologies, Inc.

The District Court of Caddo Parish, Louisiana entered a default judgment in favor of Daniel Spencer and against ESP Advanced Technologies, Inc. on October 17, 2013 for $3,500,000, together with future interest from October 14, 2013, until paid, at a rate of 20% per annum for default after service. All of the operations of ESP Advanced Technologies, Inc. were discontinued on June 11, 2013. The Company believes this judgment is without merit and will vigorously pursue post-judgment remedies to set aside the judgment and have it annulled under Louisiana law. Management does not consider the potential for loss to be probable. Accordingly, the judgment amount was not accrued as of September 30, 2014.

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

Alfredo Ledesma and Turf Chemistry, Inc. v. ESP Resources, Inc., ESP Petrochemicals, Inc. and Gerard Allen Primeaux

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

ESP RESOURCES, INC.

Date: January 22, 2015	By:	/s/ David Dugas
David Dugas
Chief Executive Officer and Director
(Principal Executive Officer)

ESP RESOURCES, INC.

Date: January 22, 2015	By:	/s/ David Dugas
David Dugas
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

ESP RESOURCES, INC.

Date: January 22, 2015	By:	/s/ David Dugas
David Dugas
Chief Executive Officer and Director
(Principal Executive Officer)

Date: January 22, 2015	By:	/s/ Tony Primeaux
Tony Primeaux
Secretary and Director