Form 10-K
period 2014-12-31
ESP Resources, Inc.
filed 2015-04-15
CIK 1346526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

There were 237,830,249 shares of the Company’s common stock outstanding as of April 13, 2015.

Documents incorporated by reference: None

PART I
ITEM 1 - BUSINESS

This annual report contains forward-looking statements as that term is defined under applicable securities laws. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors,” that may cause the Company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

Any reference herein to “ESP Resources,” the “Company,” “we,” “our” or “us” is intended to mean ESP Resources, Inc., a Nevada corporation, including our subsidiaries unless otherwise indicated.

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

Our first goal is to solve our customers’ problem at the well and optimize drilling or production and, secondly, the sale of our products. Typically, our service personnel gather information at a well and enter the data into the analytical system at each of our five respective district offices located in Rayne, Louisiana; Pharr, Texas; Victoria, Texas and Center, Texas. The analytical system provides testing parameters and reproduces conditions at the wellhead. This allows our technical team and chemists to design and test a new chemical blend in a very short period of time. In many cases, a new blend may be in service at the well in as little as 24 hours.

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

Discontinued operations

On June 11, 2013, the board of directors resolved to discontinue operations of various subsidiaries, including ESP Facility and Pipeline Services, Inc., ESP Advanced Technologies, Inc., ESP KUJV Limited Joint Venture and ESP Marketing Group LLC (collectively, the “Discontinued Subsidiaries”). The Discontinued Subsidiaries were not wholly-owned by the Company and, in accordance with the decision to discontinue operations, no longer receive financial or management support. The Company reflected 100% of the losses related to the subsidiaries in its results from discontinued operations.

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

Number of Employees

On December 31, 2014, we had 38 full-time employees. We expect to increase the number of employees as we implement our business objectives and expand our management team. None of our employees are represented by a labor union or covered by a collective bargaining agreement. The management of the Company is comprised of a team of highly skilled and experienced professionals, and we focus on training and professional development for all levels of employees and on hiring additional experienced employees.

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

As of December 31, 2014, we had a total of 83 customers, four of which were major customers that together accounted for 68% of accounts receivable and 59% of the total revenues earned for the year ended December 31, 2014. The loss of one or more of our major customers would have a serious material negative economic impact on the Company and our ability to continue. There is no guarantee that we could replace one of these customers and if we were able to replace them, there is no guarantee that the revenues would be equal.

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

As of December 31, 2014 and 2013, the Company did not have an independent directors. We do not currently have independent audit or compensation committees. Currently, our bylaws only allow for a total of three directors. As a result, these directors have the ability, among other things, to determine their own level of compensation. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest, if any, and similar matters and investors may be reluctant to provide us with funds necessary to expand our operations.

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

ITEM 1B - UNRESOLVED STAFF COMMENTS

There are no unresolved staff comments.

ITEM 2 - PROPERTIES

We currently own no real property and lease our office space and production facilities.

Our principal executive offices are located at 1003 South Hugh Wallis Road Suite G-1 Lafayette, Louisiana 70508. Our telephone number is (832) 342-9131. Currently, we service our customers out of four district offices, which are all under lease. We have long-term leases for various district offices in Center Texas and Rayne, Louisiana. These leases have remaining terms from January 2018 to June 2023 with monthly rent ranging from $1,500 to $8,750, with an aggregate monthly rent of $14,850.

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

On January 26, 2015 the Company entered into a three-year lease requiring monthly payment of $1,500 for our 4,000 square foot facility in Center, Texas.

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

ITEM 3 - LEGAL PROCEEDINGS

Daniel A. Spencer v. ESP Advanced Technologies, Inc.

The District Court of Caddo Parish, Louisiana entered a default judgment in favor of Daniel Spencer and against ESP Advanced Technologies, Inc. on October 17, 2013 for $3,500,000, together with future interest from October 14, 2013, until paid, at a rate of 20% per annum for default after service. All of the operations of ESP Advanced Technologies, Inc. were discontinued on June 11, 2013. The Company believes this judgment is without merit and will vigorously pursue post-judgment remedies to set aside the judgment and have it annulled under Louisiana law. Management does not consider the potential for loss to be probable. Accordingly, the judgment amount was not accrued.

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

Madoff Energy Holdings, LLC v. ESP Resources, Inc.

On September 4, 2013, Madoff Energy Holdings, LLC filed its Original Petition against ESP Resources, Inc. in the District Court, 295th Judicial District, Harris County, Texas. On October 1, 2013, ESP filed its Answer. On November 25, 2013, Madoff filed its First Amended Petition alleging that ESP failed to repay a Promissory Note, executed on April 30, 2009, in sum of $87,190.00, plus interest on any unpaid balance owed at the rates of 5% per annum from October 30, 2008 to April 30, 2009, and 18% per annum after April 30, 2009.  On or about March 19, 2014, Madoff filed a Motion for Summary Judgment. On or about March 24, 2014, ESP filed its Response. On April 7, 2014, the Court issued an Order Granting Madoff’s Motion for Summary Judgment and granting damages in the principal sum of $122,939.68; attorneys fees in the amount of $12,860.70, plus $10,000.00 should the judgment be appealed to the Texas Court of Appeals, plus $7,500.00 should the judgment be appealed to the Texas Supreme Court; costs of court; and post-judgment interest at 5% per annum on the total amount of the judgment from the date immediately following entry of the judgment until paid. On April 15, 2014, ESP filed its Notice of Appeal of the Final Judgment with the First Court of Appeals, Houston, Texas. On June 30, 2014, ESP filed its Brief for the Appellant. On July 30, 2014, Madoff filed its Brief for the Appellee. On August 18, 2014, ESP filed its Reply Brief for the Appellant. In August 2014, Madoff and ESP, in order to avoid the further expense of litigation, jointly prepared a Forbearance and Payment Agreement, effective August 11, 2014, whereby ESP agreed to pay Madoff $130,000.00 pursuant to a payment schedule of $30,000.00 per month for eleven months. On September 3, 2014, Andrew Madoff, CEO of Madoff Energy Holdings, Inc., died. On September 18, 2014, Madoff and ESP filed with the First Court of Appeals a Joint Appellant and Appellee Motion to Abate the Appeal to preserve the rights of both parties until such time as the Forbearance and Payment Agreement could be executed. On September 23, 2014, the Court issued a Writ granting the Motion to Abate the Appeal. On or about March 9, 2015, the Executor of Mr. Madoff’s Estate executed the Forbearance and Payment Agreement on behalf of the Estate. To date, ESP Resources, Inc. is making payments pursuant to the agreed upon Payment Schedule in accordance with the terms of the Forbearance and Payment Agreement.

BWC Management, Inc. v. ESP Resources, Inc. (f/k/a Pantera Petroleum, Inc.)

On April 25, 2013, BWC Management, Inc. filed its Original Petition against ESP Resources, Inc. in the District Court, 113th Judicial District, Harris County, Texas. On May 31, 2013, ESP Resources, Inc. filed its Original Answer. On August 5, 2014, BWC filed its Motion for Partial Summary Judgment against ESP. On August 21, 2014, BWC filed its First Amended Petition against ESP alleging that ESP had defaulted on three promissory notes documenting a series of loans with BWC as lender: a promissory note in sum of $73,006.00, due on September 30, 2012; and two promissory notes in sum of $100,000.00, each, due on September 30, 2012 when ESP allegedly failed to pay the $73,006.00 note. On August 25, 2014, ESP filed its Response to BWC’s Motion for Partial Summary Judgment. On August 25, 2014, BWC filed its Reply to ESP’s Response to BWC’s Motion for Partial Summary Judgment. On August 27, 2014, ESP filed its Sur Reply to BWC’s Reply to ESP’s Response to BWC’s Motion for Partial Summary Judgment. On August 28, 2014, ESP filed a No-Evidence Motion for Summary Judgment against BWC. On September 4, 2014, BWC filed its Response to ESP’s No-Evidence Motion for Summary Judgment. On September 12, 2014, ESP filed its Reply to BWC’s Response to ESP’s No-Evidence Motion for Summary Judgment. On September 15, 2014, the Court issued an Order denying BWC’s Motion for Summary Judgment. On October 27, 2014, the Court issued an Order denying final Summary Judgment. Trial of this action was held on March 30 and March 31, 2015 resulting in a verdict for BWC Management, Inc.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common shares were approved for quotation on the OTC Venture Stage Marketplace (OTCQB) (we were formerly quoted on the OTC Bulletin Board) on April 16, 2007, and are currently quoted for trading on the OTCQB under the symbol “ESPI.” The following quotations obtained from the OTCQB reflect the high and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission an may not represent actual transactions. The high and low bid prices of our common stock for the periods indicated below are as follows:

	OTCQB(1)
Quarter Ended	High	Low
December 31, 2014	$0.0175	$0.005
September 30, 2014	$0.013	$0.004
June 30, 2014	$0.0229	$0.009
March 31, 2014	$0.078	$0.0103

December 31, 2013	$0.0279	$0.012
September 30, 2013	$0.023	$0.01
June 30, 2013	$0.08	$0.01
March 31, 2013	$0.10	$0.0554
___________
(1)
OTCQB quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions. The transfer agent and registrar for our common stock is American Stock Transfer and Trust Company, LLC. As of the date of this report, we had approximately 212 shareholders of record, not including those common shares held in street name.

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

Stock Option Awards

We did not grant any options during the years ended December 31, 2014 and 2013.

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

Stock option activity summary covering options is presented in the table below:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (years)

Outstanding at December 31, 2012	52,975,000	0.12	8.9
Granted	-	-	-
Exercised	-	-	-
Expired/Forfeited	(45,000)	0.14	7.6
Outstanding at December 31, 2013	52,930,000	$0.12	7.9
Granted	-	-	-
Exercised	-	-	-
Expired/Forfeited	(35,000)	0.14	6.6
Outstanding at December 31, 2014	52,895,000	$0.12	6.9
Exercisable at December 31, 2014	50,095,000	$0.12	6.9
Exercisable at December 31, 2013	34,530,000	$0.13	7.6

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

During the year ended December 31, 2014, the Company recognized stock-based compensation expense of $705,680 related to stock options. As of December 31, 2014, there was approximately $684,323 of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over the remaining vesting period. The aggregate intrinsic value of these options was $0 at December 31, 2014.

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

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2014 about the securities issued, or authorized for future issuance, under our equity compensation plans, including the 2011 Stock Option and Incentive Plan:

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

Selected Historical Data
	December 31,
	2014	2013
Total Assets	$5,782,496	$6,010,938
Total Liabilities	$10,322,283	$10,321,548
Total Stockholders’ Deficit	$(4,539,787)	$(4,313,610)
Working Capital Deficit	$(6,264,530)	$(5,331,030)
Revenues (1)	$11,912,045	$10,591,111
Loss from Continuing Operations (1)	$(2,061,441)	$(4,872,356)
Net Loss	$(2,061,441)	$(5,237,777)

(1) Reflects the results from continuing operations for each of the years ended December 31, 2014 and 2013.

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

Result of Operations

Year ended December 31, 2014 as Compared to Year ended December 31, 2013

The following table summarizes the results of our operations during years ended December 31, 2014 and 2013.

	Year Ended December 31,	Year Ended December 31,	Increase	% Increase
	2014	2013	(Decrease)	(Decrease)
Continuing operations:
Revenue	$11,912,045	$10,591,111	$1,320,934	12%
Cost of goods sold	4,096,444	5,186,517	(1,090,073)	(21)%
Gross profit	7,815,601	5,404,594	2,411,007	45%
General and administrative expenses	8,039,514	8,016,259	23,255	0%
Depreciation	787,632	831,642	(44,010)	(5)%
Loss (Gain) on disposal of assets	(2,953)	327,174	(330,127)	(101)%
Impairment on assets held for sale	2,049	133,556	(131,507)	(98)%
Loss from operations	(1,010,641)	(3,904,037)	2,893,396	(74)%
Total other expense	(1,050,800)	(968,319)	(82,481)	9%
Net loss from continuing operations	(2,061,441)	(4,872,356)	2,965,537	61%
Net loss from discontinued operations	-	(365,421)	365,421	100%
Net loss	$(2,061,441)	$(5,237,777)	$3,330,958	64%

Revenues

Revenue from continuing operations for the year ended December 31, 2014 was $11,912,045, compared to $10,591,111 for the same period in 2013, an increase of $1,320,934, or 12%. The increase was primarily due to a increase in sales volume petrochemical sales and services to new customers engaged production petrochemicals in the South-East Texas regions.

Gross Profit

The Company’s gross profit from continuing operations, as a percentage of revenue for the year, was 66% compared to 51% for the same period in 2013, an increase of 15%. The increase in gross margin results from of an increased portion of our business from production petrochemical sales which have a higher gross profit margin of 65% compared to completion chemicals 54% gross profit margin.

General and Administrative Expenses

General and administrative expenses increased by $23,255, or 0% for the year, compared to the same period in 2013. The increase in expenses for the year is primarily due to the increase of $649,567 in stock compensation from $1,177,697 in year ended December 31, 2013 to $1,827,265 in the year ended December 31, 2014, and reduction in legal and professional fees.

The Company recognized a gain on disposal of certain assets in 2014 of $155,526 and in the period ended December 31, 2013 a loss on disposal of certain assets of $327,174 and impairment loss on assets held for sale of $133,556, representing the closure cost of the former corporate offices in The Woodlands, Texas and anticipated loss on assets held for sale. There were no comparable amounts in the prior fiscal year.

Net Loss

Net loss for the year ended December 31, 2014 was $2,061,441, a decrease of $3,176,336 compared to a loss of $5,237,777 for the same period in 2013. The primary reason for the decrease in the net loss was as a result of an increase gross profit gain on sales of equipment versus a loss of sales of equipment and impairment of assets in 2013; in change in loss from discontinued operations of $365,421 compared to $0 for the years ended December 31, 2013 and December 2014, respectively.

Modified EBITDA

Modified Earnings before interest (including factoring fees), taxes, depreciation amortization and stock-based compensation (“Modified EBITDA”) is a non-GAAP financial measure. We use Modified EBITDA as an unaudited supplemental financial measure to assess the financial performance of our assets without regard to financing methods, capital structures, taxes or historical cost basis; our liquidity and operating performance over time in relation to other companies that own similar assets and that we believe calculate Modified EBITDA in a similar manner; and the ability of our assets to generate cash sufficient for us to pay potential interest costs. We also understand that such data are used by investors to assess our performance. However, the term Modified EBITDA is not defined under generally accepted accounting principles and Modified EBITDA is not a measure of operating income, operating performance or liquidity presented in accordance with generally accepted accounting principles. When assessing our operating performance or liquidity, investors should not consider this data in isolation or as a substitute for net income, cash flow from operating activities, or other cash flow data calculated in accordance with generally accepted accounting principles. Modified EBITDA increased from a loss of $2,396,630 for the year ended December 31, 2013 to a gain of $1,630,780 for the year ended December 31, 2014 and is calculated as follows:

	Year Ended December 31, 2014	Year Ended December 31, 2013

Net loss	$(2,061,441)	$(5,237,777)
Add back interest expense and factoring fees, net of interest income	819,791	1,287,964
Add back depreciation	787,632	831,642
Add back amortization debt discount	266,241	-
Add back stock-based compensation	1,827,264	1,177,697
(Deduct) change in fair value of derivative liabilities	(8,707)	(766,923)
Add back loss on extinguishment of debt	-	310,767
Modified EBITDA	$1,630,780	$(2,396,630)

Liquidity and Capital Resources

Cash

As of December 31, 2014, we had $121,880 of cash and cash equivalents, as compared to $5,757 as of December 31, 2013.

Cash Flow

The cash flow for the years ended December 31, 2014 and 2013 are summarized below:

	Years Ended December 31,
	2014	2013

Net cash provided by (used in) operating activities	$1,198,358	$1,308,182
Net cash used in investing activities	(350,009)	(47,472)
Net cash (used in) provided by financing activities	(732,226)	(1,325,167)
Net decrease in cash	$116,123	$(64,457)

Cash inflow from operations during the year ended December 31, 2014 amounted to $1,198,358 as compared to net cash inflows from operations of $1,308,182 in the same period of 2013. The decrease in cash inflow was due primarily to the increase in accounts receivable, accounts payable and accrued expenses; decreases in inventory and prepaid expenses.

Our cash outflows used in investing activities during the year ended December 31, 2014 amounted to $350,009 as compared to $47,472 in the same period of 2013. Cash outflows for the proceeds from the sale of vehicles and equipment the proceeds from the sale of vehicles and equipment for the year ended December 31, 2014 decreased to $21,477 compared to $131,533 for the same period in 2013.

Our cash outflows from financing activities amounted to $732,226 in the year ended December 31, 2014 as compared to a cash outflow of $1,325,167 in the same period of 2013.  The primary change was due to the increase in factoring advances and reduction in payment of debt; offset by the payment of settlement on contingent liabilities.

Working Capital

We estimate that our general operating expenses for the next twelve month period will remain the same as compared to the levels of 2014 for such items as professional and consulting fees, salaries, travel, telephone, office and warehouse rent, and ongoing legal, accounting, and audit expenses to comply with our reporting responsibilities as a public company under the United States Exchange Act of 1934, as amended. Any increase in general operating expenses will be due to increases in field operating personnel as the demands from current and new customers increase.

As of December 31, 2014, we had a working capital deficit of $6,264,530. We will require additional funds to implement our growth strategy. To date, we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. Even though we anticipate our net loss and negative cash flows to lessen over the coming quarters, we anticipate that we will have to continue to fund our net loss through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is still no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Furthermore, we may continue to be unprofitable.

Cash Requirements

Our plan of operations for the next 12 months involves the growth of our completion and production petrochemical business through the expansion of district offices, regional sales and analytical services to new and existing customers. We estimate that our needs for additional capital for the next twelve month period to be $3,000,000. However, if our operating expenses or capital expenditures exceed estimates, we will require additional monies during the next twelve months to execute our business plan. As of December 31, 2014, the Company had cash of $121,880 and a working capital deficit of $6,264,530. We incurred a net loss of $2,061,441 for the year ended December 31, 2014.

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

Going Concern

Due to our net losses, negative cash flow and negative working capital, our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern in their report on our audited financial statements for the year ended December 31, 2014.

We have historically incurred losses, and through December 31, 2014 have incurred losses of $26,858,384 since our inception. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, public offerings, bank financing and/or advances from related parties or shareholder loans.

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

As of December 31, 2014, we have not incurred any environmental expenditures.

Derivatives

The valuation of our embedded derivatives and warrant derivatives are determined primarily by the multinomial distribution (Lattice) model. An embedded derivative is a derivative instrument that is embedded within another contract. In the case of a convertible note payable (the host contract), any right to convert the note by the holder, certain default redemption right premiums and a change of control premium (payable in cash if a fundamental change occurs) are each embedded derivative instruments. In accordance with ASC 815 “Accounting for Derivative Instruments and Hedging Activities,” as amended, these embedded derivatives are marked-to-market each reporting period, with a corresponding non-cash gain or loss charged to the current period. A warrant derivative liability is also determined in accordance with ASC 815. Based on ASC 815, warrants which are determined to be classified as derivative liabilities are marked-to-market each reporting period, with a corresponding non-cash gain or loss charged to the current period. The practical effect of this has been that when our stock price increases so does our derivative liability and resulting in a non-cash loss charge that reduces our earnings and earnings per share. When our stock price declines, we record a non-cash gain, increasing our earnings and earnings per share.

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

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company did decided to change auditors on October 17, 2014. The Company did not have any disagreements with its accountants during the previous two fiscal years ended December 31, 2014 and December 31, 2013.

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

Management’s report on internal control over financial reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act of 1934. Management has assessed the effectiveness of our internal control over financial reporting as at December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with generally accepted accounting principles; providing reasonable assurance that receipts and expenditures are made in accordance with authorizations of management and our directors; and providing reasonable assurance that unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. As a result of this assessment, management concluded that, as of December 31, 2014, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. However, because of its inherent limitations, internal control over financial reporting may not provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

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

	Position Held		Appointed or
Name	with the Company	Age	Elected

David Dugas	President and Director	58	December 29, 2008
Tony Primeaux	Director	59	December 29, 2008

Business Experience

The following is a brief account of the education and business experience during at least the past five years of our directors and executive officers, indicating their principal occupations during that period, and the name and principal business of the organizations in which such occupation and employment were carried out.

David Dugas- President and Director

Mr. Dugas has 36 years of professional engineering and management experience. Early in his career, Mr. Dugas gained petroleum engineering and senior management experience in the oil and gas industry holding positions of increasing responsibility in the areas of production, drilling and reservoir exploitation along with property and acquisition evaluations, operations management and completion design with Chevron and Texas Pacific Oil and Gas. Mr. Dugas continued his management and engineering development as an owner and operator of several service companies supplying equipment, goods and consulting services to the oil and gas industry in North and South America, West Africa, and the Far East. Mr. Dugas was a founding member and co-owner of the company that became Ocean Energy, a NYSE listed company with a multi-billion dollar market capitalization. Mr. Dugas was the Executive Vice-President of the company with responsibility for the property acquisition, management, production and reservoir engineering functions of the company. In November, 2006, Mr. Dugas founded ESP Resources, Inc. to provide petrochemicals and related services to the Oil and Gas industry in the Gulf of Mexico, Louisiana, Texas, Mississippi, and Oklahoma regions through a wholly owned subsidiary, ESP Petrochemicals, Inc.

Mr. Dugas received his B.S. degree in Petroleum Engineering from the University of Louisiana at Lafayette, graduating with highest honors. He is a member of the Society of Petroleum Engineers, a lifetime member of Phi Beta Kappa, a member of Tau Beta Pi National Engineering Society and is a licensed professional petroleum engineer in the state of Louisiana.

Tony Primeaux-Director

Mr. Primeaux has 38 years of professional experience in the value-added specialty chemical market. Mr. Primeaux began his career as a service and sales technician for Oilfield Chemicals, Inc., a large petrochemical supplier to oil and gas companies along the Gulf Coast and was subsequently promoted to Operations Manager of the Company. Mr. Primeaux became an owner/operator of Chemical Control, Inc., a specialty chemical company, in the 1980’s that was sold to Coastal Chemicals, a larger competitor, after 11 years of successful operations. Mr. Primeaux has expertise in advanced interpretation and application petrochemical technologies having designed chemical programs to achieve maximum effectiveness in some of the most hostile environments in the operating world of production operations for the oil and gas industry.

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Exchange Act of 1934 requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the year ended December 31, 2014, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners complied with such regulations.

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

Nomination Process

As of December 31, 2014, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate the Company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the President of the Company at the address on the cover of this annual report.

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

ITEM 11 - EXECUTIVE COMPENSATION

Executive Compensation

The following table summarizes the compensation of each name executive for the fiscal years ended December 31, 2014 and 2013 awarded to or earned by (i) each individual serving as our principal executive officer and principal financial officer of the Company and (ii) each individual that served as an executive officer of the Company at the end of such fiscal years who received compensation in excess of $100,000.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option ($)	Non- Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

David Dugas President and Director	2013	$176,167	-	$-	$-	-	$25,667	-	$176,167
David Dugas President and Director	2014	$156,000	-	$280,000	-	-	$44,000	-	$480,000
Tony Primeaux Vice President and Director	2013	$160,500	-	-	-	-	$21,000	-	$160,500
Tony Primeaux Vice President and Director	2014	$138,711	-	$280,000	-	-	$36,000	-	$454,711
William Cox (2)	2013	-	-	-	-	-	-	-	-
Jack Trotti, Executive International Sales (1)	2013	$82,135	-	-	-	-	-	-	$82,135

(1)	Mr. Trotti’s employment was terminated on May 15, 2013.
(2)	Mr. Cox resigned on May 15, 2013

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

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows ownership of our common stock on December 31, 2014, based on 237,830,249 shares of common stock outstanding, (i) by each Director and Named Executive Officer; (ii) all of our Directors and Named Executive Officers as a group and (iii) each person or entity known to us to own beneficially more than 5% of our capital stock. Except to the extent indicated in the footnotes to the following table, the person or entity listed has sole voting and dispositive power with respect to the shares that are deemed beneficially owned by such person or entity, subject to community property laws, where applicable:

Name	Shares of Common Stock(2)	Rights to Acquire Common Stock (3)	Total Shares Beneficially Owned	Percentage of Outstanding Common Stock(4)
Directors and Named Executive Officers
David Dugas (1)(5)	45,971,880	19,800,000	65,771,880	27.7%
Tony Primeaux (1)(5)	31,837,700	26,400,000	58,237,700	24.5%
All current executive officers and directors as a group (4) persons)	77,809,580	45,200,000	124,009,580	52.2%
5% Beneficial Owners
None	-	-	-	-

(1)	The address for purposes of this table is the Company’s address: 1003 South Hugh Wallis Road, Suite G-1, Lafayette, Louisiana 70508.
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

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as described below, no director, executive officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, during the year ended December 31, 2014, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or 1% of the average of our total assets at the yearend for the last three completed fiscal years.

As of December 31, 2014 and December 31, 2013, the Company had balances due to related parties as follows;

	December 31,
	2014	2013
Due to officer	$356,583	$419,382
Due to ESP Enterprises	$55,790	$55,790

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

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed or to be billed Turner Stone & Company, LLP for professional services rendered for the audit of our annual financial statements included in our Form 10-K during the fiscal years ended December 31, 2014 were $60,000. The aggregate fees billed or to be billed by MaloneBailey, LLP for professional services rendered for the audit of our annual financial statements included in our Form 10-K during the fiscal years ended December 31, 2013 were $86,000 are as follows:

Type of Fees	Year Ended 2014	Year Ended 2013

Audit Fees	$60,000	$86,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$60,000	$86,000

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

Tax Fees

This category includes fees for tax planning for merger and acquisition activities, tax consultations, the review of income tax returns and assistance with state tax examinations. We did not engage Turner Stone & Company, LLP or MaloneBailey, LLP to provide any tax services for the years ended December 31, 2014 and 2013.

All Other Fees

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

The board of directors has considered the nature and amount of the fees billed by Turner Stone & Company, LLP or MaloneBailey, LLP and believes that the provision of the services for activities unrelated to the audit is compatible with maintaining the independence of the firm.

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

(b)	Exhibits

Exhibit Number	Description

1.1	Licensing Agreement with Peter Hughes (incorporated by reference from our Registration Statement on Form SB-2 filed on April 18, 2006)

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on April 18, 2006)

3.2	Amended and Restated Bylaws (incorporated by reference from our Proxy Statement filed on January 24, 2013)

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

10.10	Agreement dated October 31, 2008 with Lakehills Production, Inc. and a private equity drilling fund (incorporated by reference from our Current Report on Form 8-K filed on November 5, 2008)

10.11	Security Purchase Agreement for 16% Subordinated Convertible Debenture Agreement and warrants

10.12	Confidential Private Placement Memorandum for Accredited Investors Only dated May 15, 2012 and Warrant Agreement

10.13	Employment Agreement Robert Geiges as Chief Financial Officer dated January 4, 2013

14.1	Code of Ethics (incorporated by reference from our Annual Report on Form 10-KSB filed on August 28, 2007)

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Label

101.PRE*	XBRL Taxonomy Extension Presentation
_______
*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESP RESOURCES, INC.

Date: April 15, 2015	By:	/s/ David Dugas
David Dugas
Chief Executive Officer, President, Chief Financial Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 15, 2015	By:	/s/ David Dugas
David Dugas
President and Director

Date: April 15, 2015	By:	/s/ Tony Primeaux
Tony Primeaux
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
ESP Resources, Inc.
Lafayette, Louisiana

We have audited the accompanying consolidated balance sheet of ESP Resources, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2014 and the consolidated statement of operations, stockholders’ deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ESP Resources, Inc. and its subsidiaries as of December 31, 2014, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred net losses through December 31, 2014 and has a working capital deficit as of December 31, 2014. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 2. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/Turner, Stone & Company, LLP

www.turnerstone.com
Dallas, Texas
April 15, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
ESP Resources, Inc.
The Woodlands, Texas

We have audited the accompanying consolidated balance sheet of ESP Resources, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2013, and the consolidated statement of operations, stockholders’ equity (deficit), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statement referred to above present fairly, in all material respects, the financial position of ESP Resources, Inc. and its subsidiaries as of December 31, 2013, and the results of their operations and their cash flows for each of the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statement have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, The Company has incurred net losses through December 31, 2013 and has a working capital deficit as of December 31, 2013. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 2. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/MaloneBailey, LLP

www.malone-bailey.com
Houston, Texas
April 24, 2014

ESP Resources, Inc.
Consolidated Balance Sheets

	December 31, 2014	December 31, 2013

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$121,880	$5,757
Restricted cash	283,392	113,589
Accounts receivable, net	2,110,534	1,747,712
Inventories	987,734	1,170,900
Prepaid expenses	358,856	360,378

Total current assets	3,862,396	3,398,336

Assets held for sale	160,378	216,092
Property and equipment, net of accumulated depreciation of $2,253,686 and $1,836,493, December 31, 2014 and 2013	1,709,845	2,330,638
Other assets	49,877	65,872

Total assets	$5,782,496	$6,010,938

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$2,785,041	$2,662,087
Net liabilities from discontinued operations	78,095	90,792
Factoring payable	1,339,653	1,093,593
Accrued expenses	1,540,409	1,153,455
Due to related parties	412,373	475,172
Contingent consideration payable	38,937	181,437
Guarantee liability	120,000	120,000
Short-term debt	361,477	376,265
Current maturities of convertible debentures, net of debt discount	1,142,000	875,760
Current maturities of debt - vendor deferred payment	1,285,528	348,466
Current maturities of long-term debt	669,005	858,002
Current portion of capital lease obligation	99,240	230,462
Derivative liability	255,168	263,875

Total current liabilities	10,126,926	8,729,366

Long-term debt (less current maturities)	111,038	463,168
Long-term debt - vendor deferred payment (less current maturities	-	1,064,954
Capital lease obligations (less current maturities)	84,319	50,060
Deferred lease cost	-	17,000

Total liabilities	10,322,283	10,324,548

Commitments and Contingencies (Note 15)

STOCKHOLDERS' DEFICIT
Preferred stock - $0.001 par value, 10,000,000 shares authorized, none outstanding	-	-
Common stock - $0.001 par value, 350,000,000 shares authorized, 237,830,249 and 156,230,249 shares issued and outstanding as of December 31, 2014 and 2013, respectively	237,831	156,231
Additional paid-in capital	22,081,766	20,328,102
Subscription receivable	(1,000)	(1,000)
Accumulated deficit	(26,858,384)	(24,796,943)

Total stockholders' deficit	(4,539,787)	(4,313,610)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$5,782,496	$6,010,938

The accompanying notes are an integral part of these consolidated financial statements.

ESP Resources, Inc.
Consolidated Statements of Operations
For the Years Ended December 31, 2014 and 2013

	Years ended December 31,
	2014	2013
CONTINUING OPERATIONS

SALES, NET	$11,912,045	$10,591,111
COST OF GOODS SOLD	4,096,444	5,186,517

GROSS PROFIT	7,815,601	5,404,594

General and administrative:	8,039,514	8,016,259
Depreciation and amortization	787,632	831,642
Loss (gain) on disposal of assets	(2,953)	327,174
Impairment on assets held for sale	2,049	133,556

LOSS FROM OPERATIONS	(1,010,641)	(3,904,037)

OTHER INCOME (EXPENSE):
Interest expense	(538,502)	(1,030,718)
Factoring fees	(281,289)	(257,260)
Amortization of debt discount	(266,241)	-
Other income, net	26,525	13,489
Interest income	-	14
Change in derivative liability	8,707	766,923
Contingent cost of Turf settlement	-	(150,000)
Loss on extinguishment of debt	-	(310,767)

Total other expense	(1,050,800)	(968,319)
Income tax provision	-	-
LOSS FROM CONTINUING OPERATIONS	(2,061,441)	(4,872,356)

LOSS FROM DISCONTINUED OPERATIONS	-	(365,421)

NET LOSS	$(2,061,441)	$(5,237,777)

NET LOSS PER SHΑRE (basic and dilutеd) for discontinuеd opеrations	$-	$(0.00)
NET LOSS PER SHΑRE (basic and dilutеd) for continuеd opеrations	$(0.01)	$(0.03)
NET LOSS PER SHARE (basic and diluted)	$(0.01)	$(0.03)

WEIGHTED AVERAGE SHARES OUTSTANDING	186,210,523	153,105,728

The accompanying notes are an integral part of these consolidated financial statements.

ESP Resources, Inc.
Consolidated Statement of Stockholders’ Deficit
For the Years Ended December 31, 2014 and 2013

	Common stock
	Number	Par Value	APIC	Subscription Receivable	Accumulated Deficit	Total

Balance, December 31, 2012	150,830,249	150,831	19,142,847	(1,000)	(19,559,166)	(266,488)

Stock based compensation	5,250,000	5,250	1,172,447		-	1,177,697

Shares and warrants issued with notes payable	150,000	150	12,808	-	-	12,958

Net loss	-	-	-	-	(5,237,777)	(5,237,777)

Balance, December 31, 2013	156,230,249	156,231	20,328,102	(1,000)	(24,796,943)	(4,313,610)

Stock based compensation	-	-	1,015,264	-	-	1,015,264

Shares issued for services	25,200,000	25,200	226,800	-	-	252,000

Shares issued to employees	56,000,000	56,000	504,000	-	-	560,000

Shares issued with settlement of lawsuit	400,000	400	7,600	-	-	8,000

Net loss	-	-	-	-	(2,061,441)	(2,061,441)

Balance December 31, 2014	237,830,249	$237,831	$22,081,766	$(1,000)	$(26,858,384)	$(4,539,787)

The accompanying notes are an integral part of these consolidated financial statements.

ESP Resources, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Years ended December 31, 2014 and 2013
	December 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,061,441)	$(5,237,777)
Adjustments to reconcile net loss to net cash provided by operating activities:

Amortization of debt discount	266,241	585,142
Impairment of assets held for sale	2,049	133,556
(Gain) Loss on disposal of assets	(2,953)	327,174
Depreciation and amortization, net disposals	787,632	831,642
Bad debt expense	60,000	60,000
Stock and warrant based compensation	1,827,264	1,177,697
Stock issued in settlement of lawsuit	8,000	-
Change in derivative liability	(8,707)	(766,923)
Loss on Extinguishment of debt	-	310,767

Changes in operating assets and liabilities:
Accounts receivable	(422,822)	22,047
Inventory	183,166	753,233
Prepaid expenses	126,522	503,565
Other assets	(1,005)	8,068
Accounts payable	122,954	1,430,933
Accrued expenses	386,954	681,177
Accrued expense to related parties	(62,799)	337,881
Contingent consideration payable	-	150,000
Net liabilities from discontinued operations	(12,697)

CASH PROVIDED BY OPERATING ACTIVITIES	1,198,358	1,308,182

CASH FLOWS FROM INVESTING ACTIVITIES
Restricted cash	(169,803)	22,769
Proceeds from the sale of vehicles and equipment	21,477	131,533
Purchase of fixed assets	(201,683)	(201,774)

CASH USED IN INVESTING ACTIVITIES	(350,009)	(47,472)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowing on Long-term debt	-	50,150
Borrowing on short-term debt	265,486	150,000
Repayment of long term debt	(557,264)	(569,934)
Repayment of capital leases	(263,735)	(263,209)
Repayment of short-term debt	(280,273)	(469,836)
Net factoring advances	246,060	(222,338)
Payment of settlement on contingent liabilities	(142,500)

CASH USED IN FINANCING ACTIVITIES	(732,226)	(1,325,167)

NET CHANGE IN CASH	116,123	(64,457)
CASH AT BEGINNING OF YEAR	5,757	70,214

CASH AT END OF YEAR	$121,880	$5,757

Supplemental Disclosures of Cash Flow Information
Cash paid for interest and factoring cost	$614,721	$663,833
Non-cash investing and financing transactions:
Notes issued for purchase of property and equipment	$-	$268,805
Debt issued for insurance financing	-	292,227
debt issued for settlement of accounts payable	-	1,104,293
Capital lease obligations	166,772	105,021
Assets returned to service	143,042	-
Capital lease expired	116,139	-
Shares issued on settlement of lawsuit	8,000	-
Deferred leasing cost	17,000	-
Debt discount due to shares and warrants issued with debt	-	12,958
Derivative liability on warrants related to notes payable at issuance	-	172,007
debt discount from derivative liabilities	-	12,000
Accrued interest capitalized as debt	-	90,792
Net liabilities from discountinued operations	-	426,919

The accompanying notes are an integral part of these consolidated financial statements.

ESP Resources, Inc.
Notes to Consolidated Financial Statements
December 31, 2014 and 2013

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

On June 11, 2013, the board of directors resolved to discontinue operations of various subsidiaries, including ESP Facility and Pipeline Services, Inc., ESP Advanced Technologies, Inc., ESP KUJV Limited Joint Venture and ESP Marketing Group LLC (collectively, the “Discontinued Subsidiaries”). The Discontinued Subsidiaries were not wholly-owned by the Company and, in accordance with the decision to discontinue operations, no longer receive financial or management support. The Company reflected 100% of the losses related to the subsidiaries in its results from discontinued operations.

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

Principles of consolidation

The consolidated financial statements include the accounts of ESP Resources and its wholly owned and partially owned subsidiaries for the years ended December 31, 2014 and 2013. All significant inter-company transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company had $121,880 and $5,757 cash and cash equivalents at December 31, 2014 and 2013, respectively.

Restricted Cash

Under the terms of the Factoring payable, the Company may obtain advances up to 100% of eligible accounts receivable, subject to a 0.75% per 15 days factoring fee, with 10% held in a restricted cash reserve account, which is released to the Company upon payment of the receivable. As of December 31, 2014 and 2013, restricted cash totaled $283,392 and $113,589, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

The Company generally does not require collateral, and the majority of its trade receivables are unsecured. The carrying amount for accounts receivable approximates fair value.

Accounts receivable consisted of the following as of December 31, 2014 and 2013:

	2014	2013
Trade receivables	$2,265,534	$1,842,712
Less: Allowance for doubtful accounts	(155,000)	(95,000)
Net accounts receivable	$2,110,534	$1,747,712

Accounts receivable are periodically evaluated for collectability based on past credit history with clients. Provisions for losses on accounts receivable are determined on the basis of loss experience, known and inherent risk in the account balance and current economic conditions.

Inventories

Inventory represents raw and blended chemicals and other items valued at the lower of cost or market with cost determined using the first-in first-out method, and with market defined as the lower of replacement cost or realizable value.

As of December 31, 2014 and 2013, inventory consisted of the following:

	2014	2013
Raw materials	$412,978	$500,824
Finished goods	574,756	670,076
Total inventory	$987,734	$1,170,900

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

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2014.

	Carrying Value at	Fair Value Measurement at December 31, 2014
	December 31, 2014	Level 1	Level 2	Level 3
Liabilities
Derivative convertible debt liability	$181,165	$-	$-	$181,165
Derivative warrant liability	$74,003	$-	$-	$74,003
Total derivative liability	$255,168	$-	$-	$255,168

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

Concentration

The Company has four major customers that together account for 68% of accounts receivable at December 31, 2014 and 59% of the total revenues earned for the year ended December 31, 2014.

	Accounts receivable	Revenue

Customer A	25%	13%
Customer B	16%	11%
Customer C	16%	6%
Customer D	11%	29%
	68%	59%

The Company has four vendors that accounted for 37%, 16%, 16% and 11% of purchases during 2014.

The Company has three major customers that together account for 50% of accounts receivable at December 31, 2013 and 47% of the total revenues earned for the year ended December 31, 2013.

	Accounts receivable	Revenue

Customer A	21%	11%
Customer B	16%	26%
Customer C	13%	10%
	50%	47%

The Company has four vendors that accounted for 40%, 24%, 13% and 13% of purchases during 2013.

The Company places its cash and cash equivalents with financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per depositor per bank. From time to time, the Company’s cash balances exceeded FDIC insured limits. At December 31, 2014, the Company’s uninsured cash balance was $0.

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

Advertising

Advertising costs are charged to operations when incurred. Advertising expense for the years ended December 31, 2014 and 2013 were $2,062and $1,021, respectively.

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

Business Segments

The Company operates in one segment in one geographic location the United States of America and, therefore, segment information is not presented.

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

The Company incurred no environmental expenses during the years ended December 31, 2014 and 2013, respectively.

Reclassification

Certain accounts in the prior period were reclassified to conform to the current period financial statements presentation.

Recently Issued Accounting Pronouncements

During the year ended December 31, 2014 and through April 15, 2015, there were several new accounting pronouncements issued by the Financial Accounting Standards Board.  Each of these pronouncements, as applicable, has been or will be adopted by the Company.  Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements — Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” Continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity’s liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. Previously, there was no guidance under US GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this Update provide that guidance. In doing so, the amendments should reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). For the year ended December 31, 2014, management evaluated the Company’s ability to continue as a going concern and concluded that substantial doubt has not been alleviated about the Company’s ability to continue as a going concern. While the Company continues to explore further significant sources of financing, management’s assessment was based on the uncertainty related to the amount and nature of such financing over the next twelve months.

Note 2 – Going Concern

At December 31, 2014, the Company had cash and cash equivalents of $121,880 and a working capital deficit of $6,264,530. The Company believes that its existing capital resources may not be adequate to enable it to execute its business plan. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The Company estimates that it will require additional cash resources during 2015 based on its current operating plan and condition.

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

Note 3 – Factoring Payable

On May 24, 2011, ESP Petrochemical Inc. entered into an Account Receivable Financing agreement with Crestmark Commercial Capital Leading LLC (“Crestmark”), with an initial term of six months and renewing semi-annually thereafter. The agreement is in the subsequent renewal period. The Company may obtain advances up to 100% of eligible accounts receivable, subject to a 0.75 percent per 15 days factoring fee, with ten percent held in a reserve account, which is released to the Company upon payment of the receivable. The agreement is subject to a master note, which limits borrowing to $2,000,000. The master note is payable upon demand, or if no demand is paid, with monthly payments of interest at 1.5%. All outstanding principal plus accrued unpaid interest is due on maturity of the note or when the related invoice is collected. The master note is secured by all inventory, accounts, general intangibles, and equipment of the ESPI. On March 2, 2012 Crestmark increased the borrowing limit to $3,000,000. On August 1, 2012 Crestmark increased the borrowing limit to $4,000,000.The total borrowing under the agreement at December 31, 2013 was $1,093,593 with $113,589 held in restricted cash in the consolidated balance sheets.

On August 15, 2014 ESP Petrochemicals, Inc., (the “Company”) a subsidiary of ESP Resources, Inc. entered into a Purchase and Sale Agreement (the “Factoring Agreement”) with Transfac Capital, Inc., which served to replace the agreement with Crestmark. On October 1, 2014 the Factoring agreement was amended. The Factoring Agreement has an initial term of two years (“Contract Term”) with automatically renewing successive Contract Terms.  The Factoring Agreement may be terminated by the Company at the end of a Contract Term by providing notice to Transfac no more than ninety and no less than sixty days before the end of the current Contract Term.  Transfac may terminate the Factoring Agreement at any time upon thirty days’ notice of an event of default.  Under the terms of the Factoring Agreement, Transfac may purchase any accounts submitted by the Company.  The Company shall pay a servicing fee equal to the greater of 0.75% or $10 and will be subject to others fees and charges and may be required to establish a reserve account as set forth in greater detail in the Factoring Agreement set forth as an exhibit to this current report and incorporated herein by reference.  The Factoring Agreement is secured by substantially all of the Company’s assets and personally guaranteed by David Dugas and Tony Primeaux and guaranteed by ESP Resources, Inc. and ESP Ventures, Inc. The total borrowing under this agreement at December 31, 2014 was $1,339,653 with $283,392 held in restricted cash in the consolidated balance sheets.

Note 4 – Property and equipment

Property and equipment includes the following at December 31, 2014 and 2013:

	2014	2013

Plant, property and equipment	$1,597,011	$1,406,517
Vehicles	1,679,220	1,745,704
Equipment under capital lease	596,888	955,779
Equipment under capital lease – related party	31,281	-
Office furniture and equipment	59,131	59,131
	3,963,531	4,167,131
Less: accumulated depreciation	(2,253,686)	(1,836,493)
Net property and equipment	$1,709,845	$2,330,638

Depreciation expense was $787,632 and $831,642 for the years ended December 31, 2014 and 2013, respectively.

On March 19, 2014 the Company exchanged three vehicles with a net carrying value of $79,957, two of which were classified as assets held for sale with a combined net carrying value of $46,551, and a vehicle with a net carrying value of $33,406 in exchange for reduction of $63,787 in related long-term debt including $7,916 of accrued interest, for a capitalized lease on a vehicle in which a related party purchased, then leased the vehicle to the Company.  The Company valued the leased vehicle as equipment under capital lease of $31,281, which resulted in a gain from disposal of assets of $2,953.

On December 31, 2014 the Company agreed to extend the leases of certain specialized equipment with a fair value of $113,595 for an additional 2 years and a purchase option of $1. The Company evaluated the application of ASC 440-30, “Leases - Capital lease” and concluded that the lease constituted capital leases.

In the year ended December 31, 2014 The Company determine that certain specialized equipment was to be sold and as such classified the $160,378 its fair value and net book value.

In the year ended December 31, 2014 the Company recognized an additional $2,049 loss disposed of equipment on assets held for sale.

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

During the years ended December 31, 2014 and 2013 the Company issued notes payable to finance its insurance with an aggregate principal amounts of $265,486 and $292,227, respectively. The notes mature in 1 year, bear interest between 5.7% and 5.7% per annum and require equal monthly payments.

The Company made aggregate repayments on its short-term debt of $280,273 and $469,836 during the years ended December 31, 2014 and 2013, respectively.

Note 6- Long-term-debt Vendor Deferred Payment

Long-term debt on vendor deferred payments consisted of the following at December 31, 2014 and 2013:

	December 31, 2014	December 31, 2013
The Company reached an agreement with certain Vendors to exchange payables for term debentures with a annual interest rates of 5% or prime plus 1.5% payable monthly between $22,551 and $10,000 and maturing between October 2014 and September 2018	$1,285,528	$1,413,420
Less current maturities	(1,285,528)	(348,466)
Total long-term debt	$-	$1,064,954

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

On May 25, 2012, the Company reached an agreement with a Vendor to exchange accounts payable for a term debenture of $450,000 with an annual interest rate of prime plus 1.5% payable monthly of $10,000 plus interest.

The Company evaluated the application of ASC 470-50, “Modifications and Extinguishments” and ASC 470-60, “Trouble Debt Restructurings by Debtors” and concluded that the revised terms constituted a troubled debt restructuring, rather than a debt extinguishment or debt modification.

As of December 31, 2014, the Company was unable to make the required payments under the long-term debt – vendor deferred payments, so the debt is in default and is classified as current maturities.

Note 7- Long Term-Debt

Long term debt consisted of the following at December 31, 2014 and 2013:

	December 31, 2014	December 31, 2013
Equipment secured note payable - the note bear interest at rates between 7.5% per annum, is payable in monthly installments of $2,522 and mature January 2015.	$3,016	$73,733
Vehicle secured notes payable - the notes bear interest at rates between 9.49% and 0.0% per annum, are payable in monthly installments between $698 and $1,832 and mature between January 2015 and August 2016.	385,328	843,910
On April 13, 2013, the Company borrowed $50,150 from a bank with an annual interest rate of 5.80% and a term of 36 months with payments of $1,170	31,731	43,559
Unsecured notes payable. The notes bear interest at 5 percent per annum and are due between April 2009 and July 2013	359,968	359,968
Total	780,043	1,321,170
Less current maturities	(669,005)	(858,002)
Total long-term debt	$111,038	$463,168

Minimum principal payments due under long-term debt for the 5 years following December 31, 2014 are as follows:

2015	$669,005
2016	105,120
2017	5,918

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

Note 8 – Capital Lease Obligations

ESP Petrochemicals leases certain office equipment, warehouse equipment special purpose equipment and vehicles under capital leases. Long term capitalize lease consisted of the following at December 31, 2014:

	Year			Borrowing	Term in months			Monthly payment			December 31, 2014	December 31, 2013
											$-	$-
Warehouse equipment		2013		$26,313		36			$731		10,127	21,097
Vehicles	2010	-	2014	$368,766	21	-	72	$887	-	1,905	48,479	52,564
Office equipment		2014		$10,140		24			$260		9,953	3,380
Special purpose equipment	2011	-	2012	$125,000		24			$6,065		115,000	203,481
Total capital lease											183,559	280,522
less current portion											(99,240)	(230,462)
Total long-term capital lease											$84,319	$50,060

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

On March 19, 2014 the Company acquired a vehicle using under a lease with a related party with a 3 year term and a monthly payment of $869. The Company evaluated the application of ASC 440-30, “Leases - Capital lease” and concluded that the lease constituted capital leases.

On December 31, 2014 the Company extended the lease on specialized equipment for 2 years with a monthly lease payment of $6,065, bargain purchase and the Company granted to the leaseholder 200,000 shares with a fair value of $2,000 which was accounted for as stock compensation. The Company evaluated the application of ASC 440-30, “Leases - Capital lease” and concluded that the lease constituted capital leases.

The future payments under the capital lease are as follows:

2015	$99,240
2016	$78,215
2017	$5,835
2018	$269

Note 9 – Convertible debentures

The following reflect the Convertible debentures for the year ended December 31.

	2014	2013
On January 27, 2012, the Company received proceeds of $130,000 from the sale of 16% Convertible Subordinated Debentures. The Company is in default and interest is past due and continues to accrue at 16%.	130,000	130,000
On December 20, 2013, the Company amended the debenture initially issued November 14, 2012 in which received proceeds of $750,000 from the sale of 16% Convertible Subordinated Debentures. The Company is in default and interest is past due and accrues at 18%.	762,000	762,000
On November 14, 2012, the Company received proceeds of $250,000 from the sale of 16% Convertible Subordinated Debentures. Interest was due March 1, 2013, June 1, 2013 and September 1, 2013. The Company is in default and interest is past due and accrues at 18%.	250,000	250,000

Total	1,142,000	1,142,000
Less unamortized debt discounts		(266,240)
Less current maturities	(1,142,000)	(875,760)
Total Long-term convertible debentures	$-	$-

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

On December 1, 2013 the Company failed to make the amended principal payment on one if its convertible debentures dated November 14, 2012 amended on September 30, 2013. This convertible debenture is now in default. Under the terms of the convertible debenture all principal payments are now due and reflected as current and the interest rate increases to 18%.

As of December 31, 2014 these convertible debentures are in default and have been classified as current maturities.

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

On December 20, 2013 the Company agreed with one of its convertible debenture holders to issued 5,000,000 Warrants with an exercise price per share of the Common Stock $0.075 and a term of 5 years. The Company estimated the fair value of derivative value of these warrants at $13,395. The Company estimated fair value of derivative of the conversion option of this debt at $158,612.

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

The range of significant assumptions which the Company used to measure the fair value of the derivative liabilities (a level 3 input) at December 31, 2014 is as follows:

	Warrants			Debentures

Stock price		$0.01			$0.01
Term (years)	3.6	to	4.7		.5
Volatility	143%	-	202%	143%	-	202%
Risk-free interest rate		1.65%			0.04%
Exercise prices	$0.075	to	0.002	$0.05	to	0.02
Dividend yield		0.00%			0.00%

The Company analyzed the warrants and conversion feature under ASC 815 “Derivatives and Hedging” to determine the derivative liability. The Company estimated the fair value of these derivatives using a multinomial Distribution (Lattice) valuation model. The fair value of these derivative liabilities at December 31, 2013 was $263,875, and at December 31, 2014 was $255,168. As part of the modification of the Hillair Capital Management note in the year ended December 31, 2013, the company recognized an extinguishment of derivative liability in the amount of $65,452. The change in the fair value of derivative liabilities resulted in a mark to market change of $8,707 and $766,923 for the years ended December 31, 2014 and December 31, 2013, respectively.

Changes in the derivative liability for the years ended December 31, 2014 and 2013 consist of:

	Year Ended December 31, 2014	Year Ended December 31, 2013
Beginning of year derivative liability	$263,875	$924,243
Conversion option of issuance of warrants December 20, 2013	-	158,612
Warrants issued December 20, 2013	-	13,395
Exercise of Warrants December 20, 2013	-	(65,452)
Change in derivative liability – mark to market	(8,707)	(766,923)
Derivative liability at end of year	$255,168	$263,875

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

	2014	2013
Deferred income tax assets:	$6,030,000	$5,815,000
Valuation allowance	(6,030,000)	(5,815,000)
Net total	$-	$-

Reconciliations between the statutory rate and the effective tax rate for the years ended December 31, 2014 and 2013 consist as follows:

	2014	2013
Federal statutory tax rate	(35.0)%	(35.0)%
State taxes, net of federal benefit	(6.0)%	(6.0)%
Valuation allowance	41%	41%
Effective tax rate	-	-

At December 31, 2014, the Company had net operating loss carryforwards of approximately $14,703,000. The net operating loss carryforwards expire in 2019 through 2034.

The valuation allowance was increased by $215,000 during the year ended December 31, 2014. The current income tax benefit of $6,030,000 and $5,815,000 generated for the years ended December 31, 2014 and 2013, respectively, was offset by an equal increase in the valuation allowance. The valuation allowance was increased due to uncertainties as to the Company’s ability to generate sufficient taxable income to utilize the net operating loss carryforwards and other deferred income tax items.

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

The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense. As of December 31, 2014, the Company has no unrecognized uncertain tax positions, including any related interest and penalties. The Company has yet to submit the Federal consolidated tax return for the year ended December 31, 2013 and certain state income and franchise tax returns for that period.

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

Common stock issued for services

On August 15, 2014, the Company issued 6,000,000 shares of its common stock to a vendor for services rendered the shares were valued at $60,000 and recorded as stock based compensation.

On September 2, 2014, the Company issued 9,500,000 shares of its common stock to a vendor for services rendered, the shares were valued at $95,000 and recorded as stock based compensation.

On December 31, 2014, the Company issued 200,000 shares of its common stock to a lease holder for services rendered, the shares were valued at $2,000 and recorded as stock based compensation.

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

Shares issued for forbearance agreement

On September 2, 2014, the Company issued 9,500,000 shares of its common stock to a vendor under a forbearance agreement, the shares were valued at $95,000 and recorded as stock based compensation.

Warrants issued

The following table reflects a summary of common stock warrants outstanding and warrant activity during 2014 and 2013:

	Number of warrants	Weighted Average Exercise Price	Weighted Average Term (Years)

Warrants outstanding at December 31, 2012	57,942,278	$0.17	1.20
Granted during the period	5,150,000	0.08	4.84
Exercised during period	-	-	-
Forfeited during the period	-	-	-
Warrants outstanding at December 31, 2013	63,092,278	$0.16	2.21
Granted during the period	-	-	-
Exercised during period	-	-	-
Forfeited during the period	(2,205,238)	(0.09)	-
Warrants outstanding at December 31, 2014	60,887,040	$0.16	.67

The Common Stock warrants expire in years ended December 31 as follows:

Year	Amount

2015	43,122,334
2016	1,000,000
2017	11,764,706
2018	5,000,000
Total	60,887,040

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

Stock Option Awards

During the year ended December 31, 2014 and December 31, 2013 the Company did not grant any stock options.

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

Stock option activity summary covering options is presented in the table below:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (years)

Outstanding at December 31, 2012	52,975,000	0.12	8.9
Granted	-	-	-
Exercised	-	-	-
Expired/Forfeited	(45,000)	0.14	7.6
Outstanding at December 31, 2013	52,930,000	$0.12	7.9
Granted	-	-	-
Exercised	-	-	-
Expired/Forfeited	(35,000)	0.14	6.6
Outstanding at December 31, 2014	52,895,000	$0.12	6.9
Exercisable at December 31, 2014	50,095,000	$0.12	6.9
Exercisable at December 31, 2013	34,530,000	$0.13	7.6

A summary of the Company’s nonvested options at December 31, 2014, and changes during the year ended December 31, 2014, is presented below:

	Options	Weighted Average Grant Date Fair Value
Non-vested, beginning of period	18,400,000	$0.13
Granted	-	$-
Vested	(15,600,000)	$0.15
Forfeited	—	$—
Non-vested, end of period	2,800,000	$0.12

The following tables summarize information about stock options outstanding and exercisable at December 31, 2014:

	Options Outstanding at December 31, 2014
Range of Exercise Prices	Number Outstanding	Weighted Remaining Contractual Life (years)	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)

$0.09 to $0.10	28,250,000	7.7	$0.10	$-
$0.11 to $0.12	2,000,000	6.8	$0.12	$-
$0.13 to $0.15	22,645,000	6.0	$0.15	$-
$0.09 to $0.15	52,895,000	6.9	$0.12	$-

	Options Exercisable at December 31, 2014
Range of Exercise Prices	Number Exercisable	Weighted Remaining Contractual Life (years)	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)

$0.09 to $0.10	25,450,000	7.7	$0.09	$-
$0.11 to $0.12	2,000,000	6.8	$0.12	$-
$0.13 to $0.15	22,645,000	6.0	$0.15	$-
$0.09 to $0.15	28,881,842	5.9	$1.00	$-

(1)
The aggregate intrinsic value in the table represents the difference between the closing stock price on December 31, 2014 and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their options on December 31, 2014. No options were exercised during 2014.

During the year ended December 31, 2014, the Company recognized stock-based compensation expense of $705,680 related to stock options. As of December 31, 2014, there was approximately $684,323 of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over the remaining vesting period. The aggregate intrinsic value of these options was $0 at December 31, 2014.

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

	Years Ended December 31,
	2014		2013
DISCONTINUED OPERATIONS
Sales, net		$-	$258,330
Cost of goods sold		(-)	(125,540)
General and administrative		(-)	(463,035)
Potential loss on assets held		(-)	(13,758
Depreciation		(-)	(21,418)
Provision for income taxes		-	-
LOSS FROM DISCONTINUED OPERATIONS	$	(-)	$(365,421)

The Board determined that certain activities should be closed and that unused assets, principally vehicles and equipment, be sold. The Company estimated the fair value of those assets to be sold and if the fair value was less than the net book value, an impairment loss was recognized. During the year ended December 31, 2013, the Company recognized an impairment loss on assets held for sale of $133,556. The book value of the remaining assets held for sale at December 31, 2013 was $216,092. During the year ended December 31, 2014 these assets were either sold, traded-in or returned to service.  Additionally, at December 31, 2014 and December 31, 2013 the company has remaining liabilities associated with the discontinued operations of $78,095 and $90,792, respectively.

Note 15 – Commitments and Contingencies

Leases

The Company leases certain offices, facilities, equipment, and vehicles under non-cancelable operating leases at various dates through 2023. At December 31, 2014, future minimum contractual obligations were as follows:

	Facilities	Facilities subleased	Facilities net of sublease	Vehicles & Equipment

Year ending December 31, 2015	$259,042	$(153,772)	$105,270	$139,576
Year ending December 31, 2016	258,170	(153,772)	104,398	103,000
Year ending December 31, 2017	225,165	(115,329)	109,836	59,381
Year ending December 31, 2018	106,500	(-)	106,500	24,804
Year ending December 31, 2019	105,000	-	105,000	20,670
Thereafter	358,750	-	358,750	-
Total Minimum Lease Payments:	$1,312,627	$(422,873)	$889,754	$347,431

On January 26, 2015 the Company entered into a three-year lease requiring monthly payment of $1,500 for our 4,000 square foot facility in Center, Texas.

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

Legal proceedings

Daniel A. Spencer v. ESP Advanced Technologies, Inc.

The District Court of Caddo Parish, Louisiana entered a default judgment in favor of Daniel Spencer and against ESP Advanced Technologies, Inc. on October 17, 2013 for $3,500,000, together with future interest from October 14, 2013, until paid, at a rate of 20% per annum for default after service. All of the operations of ESP Advanced Technologies, Inc. were discontinued on June 11, 2013. The Company believes this judgment is without merit and will vigorously pursue post-judgment remedies to set aside the judgment and have it annulled under Louisiana law. Management does not consider the potential for loss to be probable. Accordingly, the judgment amount was not accrued.

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

Madoff Energy Holdings, LLC v. ESP Resources, Inc.

On September 4, 2013, Madoff Energy Holdings, LLC filed its Original Petition against ESP Resources, Inc. in the District Court, 295th Judicial District, Harris County, Texas. On October 1, 2013, ESP filed its Answer. On November 25, 2013, Madoff filed its First Amended Petition alleging that ESP failed to repay a Promissory Note, executed on April 30, 2009, in sum of $87,190.00, plus interest on any unpaid balance owed at the rates of 5% per annum from October 30, 2008 to April 30, 2009, and 18% per annum after April 30, 2009.  On or about March 19, 2014, Madoff filed a Motion for Summary Judgment. On or about March 24, 2014, ESP filed its Response. On April 7, 2014, the Court issued an Order Granting Madoff’s Motion for Summary Judgment and granting damages in the principal sum of $122,939.68; attorneys fees in the amount of $12,860.70, plus $10,000.00 should the judgment be appealed to the Texas Court of Appeals, plus $7,500.00 should the judgment be appealed to the Texas Supreme Court; costs of court; and post-judgment interest at 5% per annum on the total amount of the judgment from the date immediately following entry of the judgment until paid. On April 15, 2014, ESP filed its Notice of Appeal of the Final Judgment with the First Court of Appeals, Houston, Texas. On June 30, 2014, ESP filed its Brief for the Appellant. On July 30, 2014, Madoff filed its Brief for the Appellee. On August 18, 2014, ESP filed its Reply Brief for the Appellant. In August 2014, Madoff and ESP, in order to avoid the further expense of litigation, jointly prepared a Forbearance and Payment Agreement, effective August 11, 2014, whereby ESP agreed to pay Madoff $130,000.00 pursuant to a payment schedule of $30,000.00 per month for eleven months. On September 3, 2014, Andrew Madoff, CEO of Madoff Energy Holdings, Inc., died. On September 18, 2014, Madoff and ESP filed with the First Court of Appeals a Joint Appellant and Appellee Motion to Abate the Appeal to preserve the rights of both parties until such time as the Forbearance and Payment Agreement could be executed. On September 23, 2014, the Court issued a Writ granting the Motion to Abate the Appeal. On or about March 9, 2015, the Executor of Mr. Madoff’s Estate executed the Forbearance and Payment Agreement on behalf of the Estate. To date, ESP Resources, Inc. is making payments pursuant to the agreed upon Payment Schedule in accordance with the terms of the Forbearance and Payment Agreement.

BWC Management, Inc. v. ESP Resources, Inc. (f/k/a Pantera Petroleum, Inc.)

On April 25, 2013, BWC Management, Inc. filed its Original Petition against ESP Resources, Inc. in the District Court, 113th Judicial District, Harris County, Texas. On May 31, 2013, ESP Resources, Inc. filed its Original Answer. On August 5, 2014, BWC filed its Motion for Partial Summary Judgment against ESP. On August 21, 2014, BWC filed its First Amended Petition against ESP alleging that ESP had defaulted on three promissory notes documenting a series of loans with BWC as lender: a promissory note in sum of $73,006.00, due on September 30, 2012; and two promissory notes in sum of $100,000.00, each, due on September 30, 2012 when ESP allegedly failed to pay the $73,006.00 note. On August 25, 2014, ESP filed its Response to BWC’s Motion for Partial Summary Judgment. On August 25, 2014, BWC filed its Reply to ESP’s Response to BWC’s Motion for Partial Summary Judgment. On August 27, 2014, ESP filed its Sur Reply to BWC’s Reply to ESP’s Response to BWC’s Motion for Partial Summary Judgment. On August 28, 2014, ESP filed a No-Evidence Motion for Summary Judgment against BWC. On September 4, 2014, BWC filed its Response to ESP’s No-Evidence Motion for Summary Judgment. On September 12, 2014, ESP filed its Reply to BWC’s Response to ESP’s No-Evidence Motion for Summary Judgment. On September 15, 2014, the Court issued an Order denying BWC’s Motion for Summary Judgment. On October 27, 2014, the Court issued an Order denying final Summary Judgment. Trial of this action was held on March 30 and March 31, 2015 resulting in a verdict for BWC Management, Inc.

Note 16 – Related Party Transactions

As of December 31, 2014 and December 31, 2013, the Company had balances due to related parties as follows:

	December 31, 2014	December 31, 2013
Due to officer	$356,583	$419,382
Due to ESP Enterprises	55,790	55,790
Total due to related parties	$412,373	$475,172

The above balances are unsecured, due on demand and bear no interest.

On August 15, 2014 the Company granted 28,000,000 shares of restricted stock to David Dugas, Chief Executive Officer and 28,000,000 shares of restricted stock to Tony Primeaux Vice President for their provision of personal guarantees on the Transfac financing agreement.

On March 19, 2014 the Company acquired a vehicle using under a lease with a related party with a 3 year term and a monthly payment of $869. The Company evaluated the application of ASC 440-30, “Leases - Capital lease” and concluded that the lease constituted capital leases.

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

ESP recorded the fair value of the guarantee liability at $48,000, which represented the fair value of the note receivable from Aurora and Boreal which ESP would take over from the director. On June 1, 2009 when Aurora and Boreal did not make the required payments on their notes payable to the director, ESP determined that the value of the guarantee liability should be increased to the full face amount of the guaranteed note of $120,000, resulting in a loss on guarantee liability of $72,000 during the year ended December 31, 2010. There have been no changes in the matter during 2013 and 2014, hence the balance remains same.