Form 10-Q
period 2015-03-31
ESP Resources, Inc.
filed 2015-05-20
CIK 1346526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 18, 2015, there were 237,830,249 shares of the Registrant’s common stock outstanding.

  PART I - FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS

ESP Resources, Inc.
Condensed Consolidated Balance Sheets

	March 31, 2015	December 31, 2014
	(Unaudited)	(Audited)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7,139	$121,880
Restricted cash	110,598	283,392
Accounts receivable, net	1,679,844	2,110,534
Inventories	1,120,049	987,734
Prepaid expenses	400,083	358,856

Total current assets	3,317,713	3,862,396

Assets held for sale	160,378	160,378
Property and equipment, net of accumulated depreciation of $2,375,221 and $2,253,686, March 31, 2015 and December 31, 2014	1,736,162	1,709,845
Other assets	49,877	49,877

Total assets	$5,264,130	$5,782,496

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$2,755,654	$2,785,041
Net Liabilities from discontinued operations	62,378	78,095
Factoring payable	942,380	1,339,653
Accrued expenses	1,773,727	1,540,409
Due to related parties	346,093	412,373
Contingent consideration payable	-	38,937
Guarantee liability	120,000	120,000
Short-term debt	290,985	361,477
Current maturities of convertible debentures	1,007,000	1,142,000
Current maturities of debt - vendor deferred payment	1,285,528	1,285,528
Current maturities of Long-term Debt	583,943	669,005
Current portion of capital lease obligation	92,512	99,240
Derivative liability	258,665	255,168

Total current liabilities	9,518,865	10,126,926

Long-term debt (less current maturities)	95,108	111,038
Capital lease obligations (less current maturities)	73,320	84,319

Total liabilities	9,687,293	10,322,283

Commitments and Contingencies (Note 13)

STOCKHOLDERS' DEFICIT
Preferred stock - $0.001 par value, 10,000,000 shares authorized in 2011, none outstanding	-	-
Common stock - $0.001 par value, 350,000,000 shares authorized, 237,830,249 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	237,831	237,831
Additional paid-in capital	22,183,187	22,081,766
Subscription receivable	(1,000)	(1,000)
Accumulated deficit	(26,843,181)	(26,858,384)

Total stockholders' deficit	(4,423,163)	(4,539,787)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$5,264,130	$5,782,496

The accompanying notes are an integral part of these condensed consolidated financial statements.

ESP Resources, Inc.
Condensed Consolidated Statements of Operations
For the three months ended March 31, 2015 and 2014
(Unaudited)

	Three months ended March 31,
	2015	2014

SALES, NET	$2,211,941	$3,152,765
COST OF GOODS SOLD	612,750	1,470,343

GROSS PROFIT	1,599,191	1,682,422

General and administrative	1,552,316	1,858,104
Depreciation and amortization	121,535	180,000
Loss on disposal of assets	-	16,169

LOSS FROM OPERATIONS	(74,660)	(371,851)

OTHER INCOME (EXPENSE)
Interest expense	(40,828)	(108,569)
Factoring fees	(59,122)	(67,327)
Amortization of debt discount	-	(152,124)
Other income (expense), net	(4,685)	9,388
Change in derivative liability	(3,497)	(65,826)
Gain on Extinguishment of debt	197,996	-

Total other income (expense)	89,864	(384,458)
Income before income taxes	15,204	(756,309)
Income tax provision	-	-

NET INCOME (LOSS)	$15,204	$(756,309)

NET INCOME (LOSS) PER SHARE (basic and fully diluted)	$0.00	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING (basic and fully diluted)	237,830,249	156,230,249

The accompanying notes are an integral part of these condensed consolidated financial statements

ESP Resources, Inc.
Consolidated Statements of Cash Flow
For the three months ended March 31, 2015 and 2014
(Unaudited)

	March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$15,204	$(756,309)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Amortization of debt discount	-	152,124
Loss on disposal of assets	-	16,169
Depreciation and amortization, net disposals	121,535	180,000
Bad debt expense	15,000	15,000
Stock and warrant based compensation	101,421	233,069
Change in derivative liability	3,497	65,826
Gain on extinguishment of debt	(197,996)	-

Changes in operating assets and liabilities:
Accounts receivable	415,690	(546,779)
Inventory	(132,315)	92,575
Prepaid expenses	(41,227)	148,043
Assets held for sale	-	42,314
Accounts payable	121,455	95,052
Accrued expenses	233,318	233,793
Due to related parties	(66,280)	247,637

CASH PROVIDED BY OPERATING ACTIVITIES	589,302	218,514

CASH FLOWS FROM INVESTING ACTIVITIES
Restricted cash	172,794	(54,316)
Purchase of fixed assets	(95,956)	(125,885)

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	76,838	(180,201)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long term debt	(287,888)	(204,938)
Repayment of capital leases	(17,728)	(60,224)
Repayment of short-term debt	(70,492)	(76,753)
Net factoring advances	(397,273)	431,887
Payment of settlement on contingent liabilities	(7,500)	-

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(780,881)	89,972

NET CHANGE IN CASH	(114,741)	128,285
CASH AT BEGINNING OF PERIOD	121,880	5,757

CASH AT END OF PERIOD	$7,139	$134,042

Supplemental Disclosures of Cash Flow Information
Cash paid for interest and factoring cost	$106,598	$120,424
Non-cash investing and financing transactions:
Notes issued for purchase of property and equipment	$51,896	$33,406
Capital lease obligations	-	31,282

The accompanying notes are an integral part of these condensed consolidated financial statements.

ESP Resources, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2015

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

Basis of Presentation

The accompanying unaudited condensed interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America and with the rules and regulations of the Securities and Exchange Commission to Form 10-Q and Article 8 of Regulation S-X.  These unaudited condensed interim consolidated financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2014 and notes thereto contained in the information as part of the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2015. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2014 as reported in the Form 10-K have been omitted. In the opinion of management, the unaudited interim consolidated financial statements furnished reflect all adjustments (consisting of normal recurring adjustments) which are necessary to present fairly the financial position and the results of operations for the interim periods presented herein.  Unaudited interim results are not necessarily indicative of the results for the full year. Any reference herein to “ESP Resources,” the “Company,” “we,” “our” or “us” is intended to mean ESP Resources, Inc. including the subsidiaries indicated above, unless otherwise indicated.

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

Restricted Cash

Under the terms of the Factoring payable, the Company may obtain advances of up to 100% of the amount of eligible accounts receivable, subject to a 0.75% per 15 days factoring fee, with 10% held in a restricted cash reserve account, which is released to the Company upon payment of the receivable. As of March 31, 2015 and December 31, 2014, restricted cash totaled $110,598 and $283,392, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

The Company generally does not require collateral, and the majority of its trade receivables are unsecured. The carrying amount for accounts receivable approximates fair value.

Accounts receivable consisted of the following as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Trade receivables	$1,849,844	$2,265,534
Less: Allowance for doubtful accounts	(170,000)	(155,000)
Net accounts receivable	$1,679,844	$2,110,534

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

As of March 31, 2015 and December 31, 2014, inventory consisted of the following:

	March 31, 2015	December 31, 2014
Raw materials	$496,600	$412,978
Finished goods	623,449	574,756
Total inventory	$1,120,049	$987,734

Derivatives

The valuation of our embedded derivatives and warrant derivatives are determined primarily by the multinomial distribution (Lattice) model. An embedded derivative is a derivative instrument that is embedded within another contract, which under the convertible note (the host contract) includes the right to convert the note by the holder, certain default redemption right premiums and a change of control premium (payable in cash if a fundamental change occurs). In accordance with Accounting Standards Codification (“ASC”) 815 “Derivatives and Hedging”’, as amended, these embedded derivatives are marked-to-market each reporting period, with a corresponding non-cash gain or loss charged to the current period. A warrant derivative liability is also determined in accordance with ASC 815. Based on ASC 815, warrants which are determined to be classified as derivative liabilities are marked-to-market each reporting period, with a corresponding non-cash gain or loss charged to the current period. The practical effect of this has been that when our stock price increases so does our derivative liability and resulting in a non-cash loss charge that reduces our earnings and earnings per share. When our stock price declines, we record a non-cash gain, increasing our earnings and earnings per share. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, there exists a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

Concentration

The Company has four major customers that together account for 53% of accounts receivable at March 31, 2015 and 41% of the total revenues earned for the period ended March 31, 2015.

	Accounts Receivable	Revenue

Customer A	16%	17%
Customer B	14%	14%
Customer C	12%	3%
Customer D	11%	7%
	53%	41%

The Company has three vendors that accounted for 34%, 31%, and 23% of purchases for the three months ended March 31, 2015.

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

Revenue and Cost Recognition

The Company through its wholly owned subsidiary, ESP Petrochemicals, Inc., is a custom formulator of petrochemicals for the oil and gas industry. Since the products are specific to each location, the receipt of an order or purchase order starts the production process. Once the blending takes place, the order is delivered to the land site or dock. When the containers of blended petrochemicals are off-loaded at the dock, or are stored on the land site, a delivery ticket is obtained, an invoice is generated and Company recognizes revenue. The invoice is generated based on the credit agreement with the customer at the agreed upon price.

Revenue is recognized when title and risk of loss have transferred to the customer and when contractual terms have been fulfilled. Transfer of title and risk of loss occurs when the product is delivered in accordance with the contractual shipping terms, generally to a land site or dock. Revenue is recognized based on the credit agreement with the customer at the agreed upon price.

Stock-based Compensation

The Company accounts for stock-based compensation to employees in accordance with FASB ASC 718. Stock-based compensation to employees is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite employee service period. The Company accounts for stock-based compensation to non-employees in accordance with FASB ASC 505-50 “Equity-based payments to non-employees”. Equity instruments issued to non-employees are valued at the earlier of a commitment date or upon completion of the services, based on the fair value of the equity instruments and is recognized as an expense over the service period. The Company estimates the fair value of stock-based payments using the Black-Scholes option-pricing model for common stock options and warrants and the closing price of the Company’s common stock for common share issuances.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments including accounts payable, accrued expenses, and notes payable approximate fair value due to the relative short period for maturity of these instruments.

Reclassification

Certain accounts in the prior period were reclassified to conform to the current period financial statements presentation.

Recently Issued Accounting Pronouncements

During the period ended March 31, 2015 and through May 15, 2015, there were several new accounting pronouncements issued by the Financial Accounting Standards Board.  Each of these pronouncements, as applicable, has been or will be adopted by the Company.  Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

Note 2 – Going Concern

At March 31, 2015, the Company had cash and cash equivalents of $7,139 and a working capital deficit of $6,201,152. The Company believes that its existing capital resources may not be adequate to enable it to execute its business plan. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The Company estimates that based on its current operating plan and condition, it will require additional cash resources during 2015 and 2016.

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

Note 3 – Factoring Payable

On August 15, 2014, ESP Petrochemicals, Inc., (the “Company”) a subsidiary of ESP Resources, Inc. entered into a Purchase and Sale Agreement (the “Factoring Agreement”) with Transfac Capital, Inc., which served to replace the agreement with Crestmark. On October 1, 2014 the Factoring Agreement was amended. The Factoring Agreement has an initial term of two years (“Contract Term”) with automatically renewing successive Contract Terms.  The Factoring Agreement may be terminated by the Company at the end of a Contract Term by providing notice to Transfac no more than ninety and no less than sixty days before the end of the current Contract Term.  Transfac may terminate the Factoring Agreement at any time upon thirty days’ notice of an event of default.  Under the terms of the Factoring Agreement, Transfac may purchase any accounts submitted by the Company.  The Company shall pay a servicing fee equal to the greater of 0.75% or $10 and will be subject to others fees and charges and may be required to establish a reserve account as set forth in greater detail in the Factoring Agreement set forth as an exhibit to this current report and incorporated herein by reference.  The Factoring Agreement is secured by substantially all of the Company’s assets and personally guaranteed by David Dugas and Tony Primeaux and guaranteed by ESP Resources, Inc. and ESP Ventures, Inc. The total borrowing under the Factoring Agreement at March 31, 2015 was $942,380 with $110,598 held in restricted cash in the consolidated balance sheets.

Note 4 – Property and Equipment

Property and equipment includes the following at March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014

Plant, property and equipment	$1,692,967	$1,597,011
Vehicles	1,731,116	1,679,220
Equipment under capital lease	596,888	596,888
Equipment under capital lease – related party	31,281	31,281
Office furniture and equipment	59,131	59,131
	4,111,383	3,963,531
Less: accumulated depreciation	(2,375,221)	(2,253,686)
Net property and equipment	$1,736,162	$1,709,845

Depreciation expense was $121,535 and $180,000 for the period ended March 31, 2015 and 2014, respectively.

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

At December 31, 2014 The Company determine that certain specialized equipment was to be sold and as such classified the $160,378 its fair value and net book value. The determination was evaluated at March 31, 2015.

In the three months ended March 31, 2014 the Company recognized a $16,169 loss on disposed equipment.

Note 5- Short-Term Debt

On April 8, 2013, the Company executed a demand note for $150,000 with an annual interest rate of 8%. As part of the agreement the Company granted the holder 150,000 shares of Common Stock and warrants to purchase 150,000 shares of common stock at an exercise price of $0.15 per share through April 8, 2014. The Company determined the fair value of the common stock and warrants to be $10,500 and $2,458, respectively. The aggregate fair value of $12,958 was recognized as a debt discount which is being amortized to interest expense during the year ended December 31, 2013.

During the year ended December 31, 2014 the Company issued notes payable to finance its insurance with an aggregate principal amount of $265,486. The notes mature in one year, bear interest at 5.7% per annum and requires equal monthly payments.

The Company made aggregate repayments on its short-term debt of $70,492 during the three months ended March 31, 2015.

Note 6 - Long-Term-Debt Vendor Deferred Payment

Long-term debt on vendor deferred payments consisted of the following at March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
The Company reached an agreement with certain vendors to exchange payables for term debentures with a annual interest rates of 5% or prime plus 1.5% payable monthly between $22,551 and $10,000 and maturing between October 2014 and September 2018	$1,285,528	$1,285,528
Less current maturities	(1,285,528)	(1,285,528)
Total long-term debt	$-	$-

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

The Company evaluated the application of ASC 470-50, “Modifications and Extinguishments” and ASC 470-60, “Troubled Debt Restructurings by Debtors” and concluded that the revised terms constituted a troubled debt restructuring, rather than a debt extinguishment or debt modification.

As of March 31, 2015, the Company was unable to make the required payments under the long-term debt – vendor deferred payments, so the debt is in default and is classified as current maturities.

Note 7- Long Term-Debt

Long-term debt consisted of the following at March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Equipment secured note payable - the note bears interest at a rate of 7.5% per annum, is payable in monthly installments of $2,522 and matures April 2015.	$438	$3,016
Vehicle secured notes payable - the notes bear interest at rates between 9.49% and 0% per annum, are payable in monthly installments between $698 and $1,832 and mature between February 2015 and March 2020.	319,980	385,328
On April 13, 2013, the Company borrowed $50,150 from a bank with an annual interest rate of 5.8% and a term of 36 months with payments of $1,170	28,665	31,731
Unsecured notes payable - the notes bear interest at 5% per annum and are due between April 2009 and July 2013 and are in default	329,968	359,968
Total	679,051	780,043
Less current maturities	(583,943)	(669,005)
Total long-term debt	$95,108	$111,038

Minimum principal payments due under the long-term debt for the 5 years following March 31, 2015 are as follows:

2016	$583,943
2017	65,838
2018	11,270
2019	9,198
2020	8,802

During the three months ended March 31, 2015, the Company purchased a vehicle through the issuance of debt with a principal amount of $51,896. The note bears interest at 4.5% per annum, is secured by the underlying vehicle, matures during March 2020 and requires monthly payments of $818.

Note 8 – Capital Lease Obligations

ESP Petrochemicals leases certain office equipment, warehouse equipment and special purpose equipment and vehicles under capital leases. Long-term capital leases consisted of the following at March 31, 2015 and December 31, 2014:

	Year			Borrowed Amount	Term in months			Monthly payment			March 31, 2015	December 31, 2014
											$-	$-
Warehouse equipment		2013		$26,313		36			$731		7,782	10,127
Vehicles	2010	-	2014	$368,766	21	-	72	$887	-	1,905	38,042	48,479
Office equipment		2014		$10,140		24			$260		9,146	9,953
Special purpose equipment	2011	-	2012	$125,000		24			$6,065		110,862	115,000
Total capital lease											165,832	183,559
less current portion											(92,512)	(99,240)
Total long-term capital lease											$73,320	$84,319

On March 19, 2014, the Company acquired a vehicle under a lease with a related party with a 3-year term and a monthly payment of $869. The Company evaluated the application of ASC 440-30, “Leases - Capital leases” and concluded that the lease constituted a capital lease.

On December 31, 2014 the Company extended the lease on specialized equipment for 2 years with a monthly lease payment of $6,065, bargain purchase and the Company granted to the leaseholder 200,000 shares with a fair value of $2,000 which was accounted for as stock compensation. The Company evaluated the application of ASC 440-30, “Leases - Capital leases” and concluded that the lease constituted a capital lease.

The future payments under the capital lease are as follows:

2015	$92,512
2016	$70,630
2017	$2,690

Note 9 – Convertible Debentures

The following reflects the Convertible debentures for the periods ended March 31, 2015 and December 31, 2014.

	March 31, 2015	December 31, 2014
On January 27, 2012, the Company received proceeds of $130,000 from the sale of 16% Convertible Subordinated Debentures. The Company is in default and interest is past due and continues to accrue at 16%.	$130,000	130,000
On December 20, 2013, the Company amended the debenture initially issued November 14, 2012 in which proceeds of $750,000 was received from the sale of 16% Convertible Subordinated Debentures. The Company is in default and interest accrues at 18%.	627,000	762,000
On November 14, 2012, the Company received proceeds of $250,000 from the sale of 16% Convertible Subordinated Debentures. Interest was due March 1, 2013, June 1, 2013 and September 1, 2013. The Company is in default and interest is past due and accrues at 18%.	250,000	250,000

Total	1,007,000	1,142,000
Less current maturities	(1,007,000)	(1,142,000)
Total Long-term convertible debentures	$-	$-

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

On September 30, 2013 the Company agreed with its convertible debenture holders to amend and restate the November 2012 Debenture. The September 1, 2013 payment obligation was extended and deferred to $375,000 on December 1, 2013 and $625,000 on March 1, 2014 plus accrued interest; the conversion price was amended and restated to $0.05 from $0.085; the related warrants exercise price per share of the common stock was amended and restated to $0.075 from $0.09. The Company evaluated the application of ASC 470-50, Modifications and Extinguishments and ASC 470-60, Troubled Debt Restructurings by Debtors and concluded that the revised terms did not constitute a substantial modification or a troubled debt restructuring. The amended and restated exercise price of the warrant and conversion price were valued as derivative instruments and were revalued at the fair market value of the derivative instruments at September 30, 2013.

On December 20, 2013 the Company agreed with one of its convertible debenture holders to amend and restate the November 2012 Debenture amended previously on September 30, 2013. The December 1, 2013 payment obligation was extended and deferred to $281,250 on June 1, 2014 and $468,750 on September 1, 2014 plus accrued interest. The Company issued 5,000,000 Warrants with an exercise price per share of the Common Stock $0.075 and a term of 5 years. The amended and restated exercise price of the Warrant and conversion price were valued as derivative instruments and were revalued at the fair market value of the derivative instruments at December 20, 2013 as debt discount. The Company estimated the fair value of these derivatives using a multinomial Distribution (Lattice) valuation model with the following assumptions: stock price on the measurement date of $0.07; term of 1.5 years; expected volatility between 123% 143% and accounted for them as debt discount, which will be amortized over the term of the loan which expires September 1, 2014. The Company analyzed the conversion option under ASC 815 and determined and recorded derivative liability of these warrants at $13,365 and included in Debt discount. The Company estimated the conversion option of this debt conversion feature at $158,612 and included in debt discount. The Company evaluated the application of ASC 470-50, Modifications and Extinguishments and ASC 470-60, Troubled Debt Restructurings by Debtors and concluded that the revised terms constituted a substantial modification which resulted in a debt extinguishment. The Company recognized a loss on the extinguishment of $310,767 during 2013. Accrued interest of $12,000 was incorporated into the reissued convertible debenture principal amount.

On December 1, 2013 the Company failed to make the amended principal payment on one if its convertible debentures dated November 14, 2012 amended on September 30, 2013. This convertible debenture is now in default. Under the terms of the convertible debenture all principal payments are now due and are reflected as current and the interest rate increased to 18%.

As of March 31, 2015 these convertible debentures are in default and have been classified as current maturities.

Note 10 – Derivative liability

The Company evaluated whether its warrants and convertible debt instruments contain provisions that protect holders from declines in its stock price or otherwise could result in modification of either the exercise price or the shares to be issued under the respective warrant agreements. The November 14, 2012 16% convertible debenture and associated warrants included down-round provisions which reduce the exercise price of the warrants and the conversion price of the convertible instrument if the company either issues equity shares for a price that is lower than the exercise price of those instruments or issues new warrants or convertible instruments that have a lower exercise price. The Company determined that a portion of its outstanding warrants and conversion instrument contained such provisions thereby concluding they were not indexed to the Company’s own stock and therefore a derivative instrument in accordance with ASC 815 “Derivatives and Hedging.”

The range of significant assumptions which the Company used to measure the fair value of the derivative liabilities (a level 3 input) at November 14, 2012 is as follows:

	Warrant			Debenture

Stock price		$0.07			$0.07
Term (years)		5			1.5
Volatility	112%	-	593%	112%	-	159%
Risk-free interest rate		0.22%			0.63%
Exercise prices	$0.09	to	0.00255	$0.085	to	0.055
Dividend yield		0.00%			0.00%

The Company estimated the fair value of these derivatives using a multinomial Distribution (Lattice) valuation model. The fair value of these warrant and debenture liabilities at November 14, 2012 was $693,043 and the Company recorded them as derivative liabilities.

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

The range of significant assumptions which the Company used to measure the fair value of the derivative liabilities (a level 3 input) at March 31, 2015 is as follows:

	Warrants			Debentures

Stock price		$0.01			$0.01
Term (years)	3.3	to	4.4		.1
Volatility	143%	-	207%	143%	-	207%
Risk-free interest rate		0.89%			0.05%
Exercise prices	$0.075	to	0.002	$0.05	to	0.02
Dividend yield		0.00%			0.00%

The Company analyzed the warrants and conversion feature under ASC 815 Derivatives and Hedging to determine the derivative liability. The Company estimated the fair value of these derivatives using a multinomial Distribution (Lattice) valuation model. The fair value of these derivative liabilities at December 31, 2014 was $255,168 and $258,665 at March 31, 2015. The change in the fair value of derivative liabilities resulted in a mark to market change of $3,497 and $65,826 for the period ended March 31, 2015 and March 31, 2014, respectively.

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2015.

	Carrying Value at	Fair Value Measurement at March 31, 2015
	March 31, 2015	Level 1	Level 2	Level 3
Liabilities
Derivative convertible debt liability	$184,029	$-	$-	$184,029
Derivative warrant liability	$74,636	$-	$-	$74,636
Total derivative liability	$258,665	$-	$-	$258,665

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2014.

	Carrying Value at	Fair Value Measurement at December 31, 2014
	December 31, 2014	Level 1	Level 2	Level 3
Liabilities
Derivative convertible debt liability	$181,165	$-	$-	$181,165
Derivative warrant liability	$74,003	$-	$-	$74,003
Total derivative liability	$255,168	$-	$-	$255,168

Changes in the derivative liability for the periods ended March 31, 2015 and December 31, 2014 consist of:

	Three month period Ended March 31, 2015	Year Ended December 31, 2014
Beginning of year derivative liability	$255,168	$263,875
Change in derivative liability – mark to market	3,497	(8,707)
Derivative liability at end of year	$258,665	$255,168

Note 11 – Stockholders’ Equity

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

Common stock issued for services

On August 15, 2014, the Company issued 6,000,000 shares of its common stock to a vendor for services rendered, the shares were valued at $60,000 and recorded as stock based compensation.

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

Warrants issued

The following table reflects a summary of common stock warrants outstanding and warrant activity during the periods:

	Number of warrants	Weighted Average Exercise Price	Weighted Average Term (Years)

Warrants outstanding at December 31, 2013	63,092,278	$0.16	2.21
Granted during the period	-	-	-
Exercised during period	-	-	-
Forfeited during the period	(2,205,238)	(0.09)	-
Warrants outstanding at December 31, 2014	60,887,040	$0.16	.67
Granted during the period	-	-	-
Exercised during period	-	-	-
Forfeited during the period	(1,866,667)	(0.15)	-
Warrants outstanding at March 31, 2015	59,020,373	$0.16	.45

The Common Stock warrants expire in years ended March 31 as follows:

Year	Amount

2015	41,255,667
2016	1,000,000
2017	11,764,706
2018	5,000,000
Total	59,020,373

Stock Option Awards

During the period ended March 31, 2015 and March 31, 2014 the Company did not grant any stock options.

On July 29, 2011 shareholders approved the 2011 STOCK OPTION AND INCENTIVE PLAN, which authorized up to 5,000,000 options shares. Under the plan the exercise price per share for the stock covered by a stock option granted pursuant shall not be less than 100% of the Fair Market Value on the date of grant. In the case of an incentive stock option that is granted to a ten percent owner, the option price of such incentive stock option shall be not less than 110% of the Fair Market Value on the grant date. The term of each stock option shall be fixed but no stock option shall be exercisable more than ten years after the date the stock option is granted. In the case of an incentive stock option that is granted to a ten percent owner, the term of such stock option shall be no more than five years from the date of grant.

Stock option activity summary covering options is presented in the table below:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (years)

Outstanding at December 31, 2013	52,930,000	0.12	7.9
Granted	-	-	-
Exercised	-	-	-
Expired/Forfeited	(35,000)	(0.14)	6.6
Outstanding at December 31, 2014	52,895,000	$0.12	6.9
Granted	-	-	-
Exercised	-	-	-
Expired/Forfeited	(10,000)	(0.14)	6.7
Outstanding at March 31, 2015	52,885,000	$0.12	6.7
Exercisable at March 31, 2015	50,085,000	$0.12	6.7
Exercisable at December 31, 2014	50,095,000	$0.12	6.9

A summary of the Company’s nonvested options at March 31, 2015, and changes during the three month period ended March 31, 2015, is presented below:

	Options	Weighted Average Grant Date Fair Value
Non-vested, beginning of period	2,800,000	$0.12
Granted	-	$-
Vested	-	$-
Forfeited	-	$-
Non-vested, end of period	2,800,000	$0.12

The following tables summarize information about stock options outstanding and exercisable at March 31, 2015:

			Options Outstanding at March 31, 2015
Range of Exercise Prices			Number Outstanding	Weighted Remaining Contractual Life (years)	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)

$0.09	to	$0.10	28,250,000	7.5	$0.10	$-
$0.11	to	$0.12	2,000,000	6.5	$0.12	$-
$0.13	to	$0.15	22,635,000	5.7	$0.15	$-
$0.09	to	$0.15	52,885,000	6.7	$0.12	$-

			Options Exercisable at March 31, 2015
Range of Exercise Prices			Number Exercisable	Weighted Remaining Contractual Life (years)	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)

$0.09	to	$0.10	25,450,000	7.5	$0.09	$-
$0.11	to	$0.12	2,000,000	6.5	$0.12	$-
$0.13	to	$0.15	22,635,000	5.7	$0.15	$-
$0.09	to	$0.15	50,085,000	6.6	$0.12	$-

(1)
The aggregate intrinsic value in the table represents the difference between the closing stock price on March 31, 2015 and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their options on March 31, 2015. No options were exercised during the three month period ended March 31, 2015.

During the three month period ended March 31, 2015, the Company recognized stock-based compensation expense of $68,921 related to stock options. As of March 31, 2015, there was approximately $615,043 of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over the remaining vesting period.

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

Note 12 – Related Party Transactions

As of March 31, 2015 and December 31, 2014, the Company had balances due to related parties as follows:

	March 31, 2015	December 31, 2014
Due to officer	$290,303	$356,583
Due to ESP Enterprises	55,790	55,790
Total due to related parties	$346,093	$412,373

The above balances are unsecured, due on demand and bear no interest.

On August 15, 2014 the Company granted 28,000,000 shares of restricted stock to David Dugas, Chief Executive Officer and 28,000,000 shares of restricted stock to Tony Primeaux Vice President for their provision of personal guarantees on the Transfac Financing Agreement.

On March 19, 2014 the Company acquired a vehicle under a lease with a related party with a 3 year term and a monthly payment of $869. The Company evaluated the application of ASC 440-30, “Leases - Capital lease” and concluded that the lease constituted a capital lease.

On June 1, 2013, the Officers agreed to defer a portion of their salaries until such time as cash flow allowed. As of March 31, 2015, $106,667 has been deferred and reflected as a liability due to related parties.

Note 13 – Commitments and Contingencies

Contingent payable – Turf Chemistry

Alfredo Ledesma and Turf Chemistry, Inc. v. ESP Resources, Inc., ESP Petrochemicals, Inc. and Gerard Allen Primeaux

On June 16, 2011, Alfredo Ledesma and Turf Chemistry, Inc. filed their original Petition against ESP Resources, Inc., ESP Petrochemicals, Inc. and Gerard Allen Primeaux in the District Court, 93rd Judicial District, Hidalgo County, Texas. On August 19, 2011, ESP Resources, Inc. filed its Original Answer to the Original Petition. On January 23, 2012, Alfredo Ledesma and Turf Chemistry, Inc. filed their First Amended Original Petition. On April 11, 2012, Gerard Primeaux filed his Original Answer. On May 10, 2012, Alfredo Ledesma and Turf Chemistry, Inc. filed their Second Amended Original Petition. On January 17, 2014, Alfredo Ledesma and Turf Chemistry, Inc. filed their Third Amended Original Petition. The Petition alleged that ESP had breached, by failing to satisfy the terms of the agreement and pay the agreed upon amounts, the letter of intent to enter into an Asset Purchase Agreement between ESP and Ledesma and Turf, whereby ESP agreed to acquire the assets and liabilities of Turf and relieve Ledesma of certain debt obligations. On February 14, 2014, ESP Resources, Inc., ESP Petrochemicals, Inc. and Gerard Allen Primeaux filed their First Answer, Special Exceptions, Affirmative Defenses and Counterclaims. On or about April 25, 2014, all parties, without admitting liability, entered into and executed a Settlement Agreement and Release of Claims. The Settlement Agreement was fully satisfied during the three months ended March 31, 2015.

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

Madoff Energy Holdings, LLC v. ESP Resources, Inc.

On September 4, 2013, Madoff Energy Holdings, LLC filed its Original Petition against ESP Resources, Inc. in the District Court, 295th Judicial District, Harris County, Texas. On October 1, 2013, ESP filed its Answer. On November 25, 2013, Madoff filed its First Amended Petition alleging that ESP failed to repay a Promissory Note, executed on April 30, 2009, in sum of $87,190.00, plus interest on any unpaid balance owed at the rates of 5% per annum from October 30, 2008 to April 30, 2009, and 18% per annum after April 30, 2009.  On or about March 19, 2014, Madoff filed a Motion for Summary Judgment. On or about March 24, 2014, ESP filed its Response. On April 7, 2014, the Court issued an Order Granting Madoff’s Motion for Summary Judgment and granting damages in the principal sum of $122,939.68; attorneys fees in the amount of $12,860.70, plus $10,000.00 should the judgment be appealed to the Texas Court of Appeals, plus $7,500.00 should the judgment be appealed to the Texas Supreme Court; costs of court; and post-judgment interest at 5% per annum on the total amount of the judgment from the date immediately following entry of the judgment until paid. On April 15, 2014, ESP filed its Notice of Appeal of the Final Judgment with the First Court of Appeals, Houston, Texas. On June 30, 2014, ESP filed its Brief for the Appellant. On July 30, 2014, Madoff filed its Brief for the Appellee. On August 18, 2014, ESP filed its Reply Brief for the Appellant. In August 2014, Madoff and ESP, in order to avoid the further expense of litigation, jointly prepared a Forbearance and Payment Agreement, effective August 11, 2014, whereby ESP agreed to pay Madoff $130,000.00 pursuant to a payment schedule of $30,000.00 initial payment and $10,000 per month for ten months. On September 3, 2014, Andrew Madoff, CEO of Madoff Energy Holdings, Inc., died. On September 18, 2014, Madoff and ESP filed with the First Court of Appeals a Joint Appellant and Appellee Motion to Abate the Appeal to preserve the rights of both parties until such time as the Forbearance and Payment Agreement could be executed. On September 23, 2014, the Court issued a Writ granting the Motion to Abate the Appeal. On or about March 9, 2015, the Executor of Mr. Madoff’s Estate executed the Forbearance and Payment Agreement on behalf of the Estate. To date, ESP Resources, Inc. is making payments pursuant to the agreed upon Payment Schedule in accordance with the terms of the Forbearance and Payment Agreement.

BWC Management, Inc. v. ESP Resources, Inc. (f/k/a Pantera Petroleum, Inc.)

On April 25, 2013, BWC Management, Inc. filed its Original Petition against ESP Resources, Inc. in the District Court, 113th Judicial District, Harris County, Texas. On May 31, 2013, ESP Resources, Inc. filed its Original Answer. On August 5, 2014, BWC filed its Motion for Partial Summary Judgment against ESP. On August 21, 2014, BWC filed its First Amended Petition against ESP alleging that ESP had defaulted on three promissory notes documenting a series of loans with BWC as lender: a promissory note in sum of $73,006.00, due on March 31, 2012; and two promissory notes in sum of $100,000.00, each, due on March 31, 2012 when ESP allegedly failed to pay the $73,006.00 note. On August 25, 2014, ESP filed its Response to BWC’s Motion for Partial Summary Judgment. On August 25, 2014, BWC filed its Reply to ESP’s Response to BWC’s Motion for Partial Summary Judgment. On August 27, 2014, ESP filed its Sur Reply to BWC’s Reply to ESP’s Response to BWC’s Motion for Partial Summary Judgment. On August 28, 2014, ESP filed a No-Evidence Motion for Summary Judgment against BWC. On September 4, 2014, BWC filed its Response to ESP’s No-Evidence Motion for Summary Judgment. On September 12, 2014, ESP filed its Reply to BWC’s Response to ESP’s No-Evidence Motion for Summary Judgment. On September 15, 2014, the Court issued an Order denying BWC’s Motion for Summary Judgment. On October 27, 2014, the Court issued an Order denying final Summary Judgment. Trial of this action was held on March 30 and March 31, 2015 resulting in a verdict for BWC Management, Inc. On May 8, 2015, the Court issued a Final Judgment and Order disposing of all parties and all claims and is appealable by ESP Resources, Inc.

Note 14 – Gain on Extinguishment of Debt

During the three months ended March 31, 2015 the Company reached final settlement with certain vendors, the final payment on the Alfredo Ledesma settlement and the net liabilities from discontinued operations reduced the liabilities from $303,991 with the payments of $106,013 resulting in a gain from extinguishment of debt of $197,996.

Note 15 – Guarantee Liability

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

Financial information contained in this quarterly report is prepared in accordance with United States generally accepted accounting principles. The following discussion should be read in conjunction with our audited consolidated financial results on Form 10-K for December 31, 2014 and the related notes that appear elsewhere in this quarterly report. As used in this quarterly report, and unless otherwise indicated, the terms “we,” “us” and “our” means ESP Resources, Inc., unless otherwise indicated.

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

The Company is not aware of any existing contamination sites where the Company supplies petrochemicals for our current customer locations. The title for the chemicals that we supply to our customer base passes from us to the customer upon delivery of the chemical to the customer location. We have insurance that covers accidental spillage and cleanup at our blending location and for transportation to the customer location; however, the customer is responsible for the integrity of the chemical once the chemical blend is delivered to the receiving point of the customer.

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

Continuing Operations for the three months ended March 31, 2015 compared to three months ended March 31, 2014

The following table summarizes the results of our operations during the three months ended March 31, 2015 and 2014, and provides information regarding the dollar and percentage increase or (decrease) from 2015 to 2014:

	Three months ended March 31,		$ Increase	% Increase
	2015	2014	(Decrease)	(Decrease)
Sales	$2,211,941	$3,152,765	$(904,824)	(30)%
Cost of goods sold	612,750	1,470,343	(857,593)	(58)%
Gross profit	1,599,191	1,682,422	(83,231)	(5)%
Total general and administrative expenses	1,552,316	1,858,104	(305,788)	(16)%
Depreciation and amortization expense	121,535	180,000	(58,465)	(32)%
Loss from disposal of assets	-	16,169	(16,169)	-
Total other income (expense)	89,864	(384,458)	474,322	(123)%
Net Income (Loss)	$15,204	$(756,309)	$771,531	(102)%

Sales

Sales were $2,211,941 for the three months ended March 31, 2015, compared to $3,152,765 for the same period in 2014, a decrease of $904,824, or 30%.  The decrease was mainly due to an $861,000 decrease in sales volume from four major customers in the Eagle Ford and in the North Texas shale regions.

Cost of Goods Sold and Gross Profit

Cost of goods was $612,750, or 28% of net sales, for the three months ended March 31, 2015, compared to $1,470,343 or 47% of net sales, for the same period in 2014.  Gross profit was $1,599,191, or 72% of net sales, for the three months ended March 31, 2015, compared to $1,682,422, or 53% of net sales, for the same period in 2014.  The 29% increase in gross profit for the three month period in 2015 is the result several factors.  The main contributing factor to the decrease in gross profit was due to the net effect of reduce sales from four major customers and our recent increases in prices of 7% to 28% on many of our products and the change in sales mix to higher margin products.

General and Administrative Expenses

General and administrative expenses decreased by $305,788 for the three months ended March 31, 2015, compared to the same period in 2014.  The decrease in general and administrative expenses was primarily due to a reduction in auto and related costs, and the approximately $132,000 reduction in stock compensation.

Net income (loss)

The Company’s net income (loss) increased by $771,513 for the three months ended March 31, 2015, as compared to a net loss from continued operations for the same period in 2014.  The primary reason for the change in the net income was due to decreased general and administration cost and the gain on the extinguishment of debt of $197,996 in the three month period ended March 31, 2015 compared to the same period in 2014.

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

Modified EBITDA for the three months ended March 31, 2015 was $143,611 compared to $50,606 for the same period in 2014, with a change of $93,005.

	Three months ended March 31,
	2015	2014
Net income (loss)	$15,204	$(756,309)
Add back interest and factoring expense, net of interest income	99,950	175,896
Add back depreciation and amortization	121,535	180,000
Add back amortization debt discount	-	152,124
Add back stock-based compensation	101,421	233,069
Add back change in derivative liability	3,497	65,826
Deduct gain on extinguishment of debt	(197,996)	-
Modified EBITDA	$143,613	$50,606

Cash Flow Used by Operating Activities

Operating activities provided cash of $589,302 for the three months ended March 31, 2015, compared to cash provided of $218,514 for the same period in 2014.  The increase in cash provided by operations during the three months ended March 31, 2015 was primarily due to a decrease in accounts receivable and accrued expenses, and stock based compensation that were partially offset by increases in inventory and a decrease in accrued expense -related party.

Cash Flow Used in Investing Activities

Investing activities provided cash of $76,838 for the three month period ended March 31, 2015, compared to cash used in investing activities of $180,201 for the three month period ended March 31, 2014.  The change in net cash in investing activities during the three months ended March 31, 2015 was a result of increase in cash provided by restricted cash.

Cash Flow Provided by Financing Activities

Financing activities used cash of $780,881 for the three months ended March 31, 2015, compared to cash provided of $89,972 for the three months ended March 31, 2014.  The change in net cash from financing activities was from repayment of long-term and short-term debt activities during the three months ended March 31, 2014.

Liquidity and Capital Resources

As of March 31, 2015, our total assets were $5,264,130 and our total liabilities were $9,687,293.  We had cash of $7,139, current assets of $3,317,713, and current liabilities of $9,518,865.  We had a working capital deficit of $6,201,152 on that date.  We will require additional capital to fund our losses and working capital deficits and to grow our business to recapture our decline in sales.  For this most recent quarter, we remained dependent on our working capital lines and extended credit terms with our vendors to meet our cash requirements.  We expect this situation to continue for the foreseeable future until we are able to raise additional capital on acceptable terms.  While we anticipate further increases in operating cash flows, we will continue to require additional capital through equity financing and/or debt financing, if available, which may result in further dilution in the equity ownership of our shares and will continue to rely on our extended payment terms with vendors.  There is still no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock or for our vendors to continue cooperating with us as they have in the past.  Furthermore, we may continue to be unprofitable and/or unable to grow our sales at a level where we can become profitable.

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

Cash Requirements

Our plan of operations for the next twelve months involves the growth of our production petrochemical business and to recapture our completion petrochemical business through the expansion of regional sales, and the research and development of new chemical and analytical services.  As of March 31, 2015, our Company had cash of $7,139 and a working capital deficit of $6,201,152.

We generated net income of $15,204 for the three month period ended March 31, 2015.  We estimate that our needs for additional capital to fund our working capital deficits, become current with our vendors, pay off certain debts and implement our growth plans for the next twelve month period to be $5,000,000 to $7,000,000.   However, if any growth and expansion requires more capital or operating expenses and/or capital expenditures exceed estimates, we will require additional monies during the next twelve months to execute our business plan.  To date, we have been dependent on debt financing and special payment terms with our vendors to meet our cash requirements.  We expect this situation to continue for the foreseeable future.  There can be no assurance that we will be successful in raising the required additional capital or that actual cash requirements will not exceed our estimates.  These funds may be raised through equity financing and/or debt financing which may result in further dilution in the equity ownership of our shares.  There is still no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock.  Furthermore, we may continue to be unprofitable and/or unable to grow our sales at a level where we can become profitable.

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

Going Concern

Due to our net losses, negative cash flow and negative working capital as of March 31, 2015, our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern in their report on our audited financial statements for the year ended December 31, 2014.

Since inception and through March 31, 2015, we have incurred losses totaling $26,843,181.  Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital on the most commercially reasonable terms through private placements, bank financing and/or advances from related parties or shareholder loans.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operation are based upon the condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America. Preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. There have been no changes to our critical accounting policies from those described in our annual report on Form 10-K for the year ended December 31, 2014.

ITEM 3. – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company’s management, including our President and Chief Executive Officer. Based upon that evaluation, our President and Chief Executive Officer concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Madoff Energy Holdings, LLC v. ESP Resources, Inc.

On September 4, 2013, Madoff Energy Holdings, LLC filed its Original Petition against ESP Resources, Inc. in the District Court, 295th Judicial District, Harris County, Texas. On October 1, 2013, ESP filed its Answer. On November 25, 2013, Madoff filed its First Amended Petition alleging that ESP failed to repay a Promissory Note, executed on April 30, 2009, in sum of $87,190.00, plus interest on any unpaid balance owed at the rates of 5% per annum from October 30, 2008 to April 30, 2009, and 18% per annum after April 30, 2009.  On or about March 19, 2014, Madoff filed a Motion for Summary Judgment. On or about March 24, 2014, ESP filed its Response. On April 7, 2014, the Court issued an Order Granting Madoff’s Motion for Summary Judgment and granting damages in the principal sum of $122,939.68; attorneys fees in the amount of $12,860.70, plus $10,000.00 should the judgment be appealed to the Texas Court of Appeals, plus $7,500.00 should the judgment be appealed to the Texas Supreme Court; costs of court; and post-judgment interest at 5% per annum on the total amount of the judgment from the date immediately following entry of the judgment until paid. On April 15, 2014, ESP filed its Notice of Appeal of the Final Judgment with the First Court of Appeals, Houston, Texas. On June 30, 2014, ESP filed its Brief for the Appellant. On July 30, 2014, Madoff filed its Brief for the Appellee. On August 18, 2014, ESP filed its Reply Brief for the Appellant. In August 2014, Madoff and ESP, in order to avoid the further expense of litigation, jointly prepared a Forbearance and Payment Agreement, effective August 11, 2014, whereby ESP agreed to pay Madoff $130,000.00 pursuant to a payment schedule of $30,000.00 initial payment and $10,000 per month for ten months. On September 3, 2014, Andrew Madoff, CEO of Madoff Energy Holdings, Inc., died. On September 18, 2014, Madoff and ESP filed with the First Court of Appeals a Joint Appellant and Appellee Motion to Abate the Appeal to preserve the rights of both parties until such time as the Forbearance and Payment Agreement could be executed. On September 23, 2014, the Court issued a Writ granting the Motion to Abate the Appeal. On or about March 9, 2015, the Executor of Mr. Madoff’s Estate executed the Forbearance and Payment Agreement on behalf of the Estate. To date, ESP Resources, Inc. is making payments pursuant to the agreed upon Payment Schedule in accordance with the terms of the Forbearance and Payment Agreement.

BWC Management, Inc. v. ESP Resources, Inc. (f/k/a Pantera Petroleum, Inc.)

On April 25, 2013, BWC Management, Inc. filed its Original Petition against ESP Resources, Inc. in the District Court, 113th Judicial District, Harris County, Texas. On May 31, 2013, ESP Resources, Inc. filed its Original Answer. On August 5, 2014, BWC filed its Motion for Partial Summary Judgment against ESP. On August 21, 2014, BWC filed its First Amended Petition against ESP alleging that ESP had defaulted on three promissory notes documenting a series of loans with BWC as lender: a promissory note in sum of $73,006.00, due on September 30, 2012; and two promissory notes in sum of $100,000.00, each, due on September 30, 2012 when ESP allegedly failed to pay the $73,006.00 note. On August 25, 2014, ESP filed its Response to BWC’s Motion for Partial Summary Judgment. On August 25, 2014, BWC filed its Reply to ESP’s Response to BWC’s Motion for Partial Summary Judgment. On August 27, 2014, ESP filed its Sur Reply to BWC’s Reply to ESP’s Response to BWC’s Motion for Partial Summary Judgment. On August 28, 2014, ESP filed a No-Evidence Motion for Summary Judgment against BWC. On September 4, 2014, BWC filed its Response to ESP’s No-Evidence Motion for Summary Judgment. On September 12, 2014, ESP filed its Reply to BWC’s Response to ESP’s No-Evidence Motion for Summary Judgment. On September 15, 2014, the Court issued an Order denying BWC’s Motion for Summary Judgment. On October 27, 2014, the Court issued an Order denying final Summary Judgment. Trial of this action was held on March 30 and March 31, 2015 resulting in a verdict for BWC Management, Inc. On May 8, 2015, the Court issued a Final Judgment and Order disposing of all parties and all claims and is appealable by ESP Resources, Inc.

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

10.1	Agreement dated October 31, 2008 with Lakehills Production, Inc. and a private equity drilling fund (incorporated by reference from our Current Report on Form 8-K filed on November 5, 2008)

10.11	Security Purchase Agreement for 16% Subordinated Convertible Debenture Agreement and warrants

10.12	Confidential Private Placement Memorandum for Accredited Investors Only dated May 15, 2012 and Warrant Agreement

10.13	Employment Agreement Robert Geiges as Chief Financial Officer dated January 4, 2013

10.14	Resignation Notification from Robert Geiges as Chief Financial Officer received May 13, 2013, effective May 15, 2013.

10.15	Resignation Notification from William Cox as Board Member received May 13, 2013.

10.16	Factoring Agreement with Transfac Capital, Inc. (incorporated by reference from our Current Report on Form 8-K filed on October 8, 2014)

14.1	Code of Ethics (incorporated by reference from our Annual Report on Form 10-KSB filed on August 28, 2007)

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Label

101.PRE*	XBRL Taxonomy Extension Presentation
_______
*Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESP RESOURCES, INC.

Date: May 20, 2015	By:	/s/ David Dugas
David Dugas
Chief Executive Officer and Director
(Principal Executive Officer)

ESP RESOURCES, INC.

Date: May 20, 2015	By:	/s/ David Dugas
David Dugas
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

ESP RESOURCES, INC.

Date: May 20, 2015	By:	/s/ David Dugas
David Dugas
Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 20, 2015	By:	/s/ Tony Primeaux
Tony Primeaux
Secretary and Director