Form 10-Q
period 2015-06-30
ESP Resources, Inc.
filed 2015-08-19
CIK 1346526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 13, 2015, there were 237,830,249 shares of the Registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. –FINANCIAL STATEMENTS

ESP Resources, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2015	2014

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$112,063	$121,880
Restricted cash	147,574	283,392
Accounts receivable, net	1,303,869	2,110,534
Inventories	1,184,653	987,734
Prepaid expenses	170,911	358,856

Total current assets	2,919,070	3,862,396

Assets held for sale	90,378	160,378
Property and equipment, net of accumulated depreciation of $2,305,326 and $2,253,686, June 30, 2015 and December 31, 2014	1,438,519	1,709,845
Other assets	49,515	49,877

Total assets	$4,497,482	$5,782,496

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$2,681,032	$2,785,041
Net Liabilities from discontinued operations	62,378	78,095
Factoring payable	866,153	1,339,653
Accrued expenses	1,866,263	1,540,409
Due to related parties	432,185	412,373
Contingent consideration payable	-	38,937
Guarantee liability	120,000	120,000
Short-term debt	369,470	361,477
Current maturities of convertible debentures, net of debt discount	907,000	1,142,000
Current maturities of debt - vendor deferred payment	1,285,528	1,285,528
Current maturities of Long-term Debt	502,109	669,005
Current portion of capital lease obligation	84,842	99,240
Derivative liability	203,858	255,168

Total current liabilities	9,380,818	10,126,926

Long-term debt (less current maturities)	53,466	111,038
Capital lease obligations (less current maturities)	55,131	84,319

Total liabilities	9,489,415	10,322,283

Commitments and Contingencies (Note 13)

STOCKHOLDERS' DEFICIT
Preferred stock - $0.001 par value, 10,000,000 shares authorized, none outstanding	-	-
Common stock - $0.001 par value, 350,000,000 shares authorized,237,830,249 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	237,831	237,831
Additional paid-in capital	22,284,401	22,081,766
Subscription receivable	(1,000)	(1,000)
Accumulated deficit	(27,513,165)	(26,858,384)

Total stockholders' deficit	(4,991,933)	(4,539,787)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,497,482	$5,782,496

The accompanying notes are an integral part of these condensed consolidated financial statements.

ESP Resources, Inc.
Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

SALES, NET	$1,582,254	$2,628,359	$3,794,195	$5,781,124
COST OF GOODS SOLD	573,514	1,120,351	1,186,264	2,590,694

GROSS PROFIT	1,008,740	1,508,008	2,607,931	3,190,430

General and administrative	1,443,001	1,885,341	2,995,317	3,743,445
Depreciation and amortization	119,093	135,628	240,628	315,628
Loss on disposal of assets	10,825	2,746	10,825	18,915

LOSS FROM OPERATIONS	(564,179)	(515,707)	(638,839)	(887,558)

OTHER INCOME (EXPENSE)
Interest expense	(177,209)	(99,492)	(218,037)	(208,061)
Factoring fees	(46,266)	(70,654)	(105,388)	(137,981)
Amortization of debt discount	-	(56,269)	-	(208,393)
Other (expense) income, net	16,117	18,585	11,432	27,973
Change in derivative liability	54,807	57,443	51,310	(8,383)
Gain on Extinguishment of debt	46,746	-	244,742	-

Total other expense	(105,805)	(150,387)	(15,941)	(534,845)

NET LOSS	$(669,984)	$(666,094)	$(654,780)	$(1,422,403)

NET LOSS PER SHARE (basic and diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING	237,830,249	156,520,359	237,830,249	156,376,105

The accompanying notes are an integral part of these condensed consolidated financial statements

ESP Resources, Inc.
Consolidated Statements of Cash Flow

(Unaudited)

	June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(654,780)	$(1,422,403)
Adjustments to reconcile net loss to net cash provided by operating activities:

Amortization of debt discount	-	208,393
Loss on disposal of assets	10,825	18,915
Depreciation and amortization, net disposals	240,628	315,628
Bad debt expense	30,000	30,000
Stock and warrant based compensation	202,635	474,406
Change in derivative liability	(51,310)	8,383
Loss on Extinguishment of debt	(244,742)	-

Changes in operating assets and liabilities:
Accounts receivable	776,665	318,868
Inventory	(196,919)	430,126
Prepaid expenses	187,945	230,995
Other assets	362	(643)
Accounts payable	104,226	411,106
Accrued expenses	365,207	435,553
Accrued expense to related parties	19,812	39,690
Net Liabilities from discontinued operations	-	(4,969)

CASH PROVIDED BY OPERATING ACTIVITIES	790,554	1,494,048

CASH FLOWS FROM INVESTING ACTIVITIES
Restricted cash	135,818	(194,752)
Proceeds from the sale of vehicles and equipment	75,837	98,746
Proceeds from the sale of capital lease equipment	161,888	-
Purchase of property and equipment	(95,956)	(138,305)

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	277,587	(234,311)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long term debt	(276,365)	(325,676)
Repayment of convertible debentures	(135,000)	-
Repayment of capital leases	(43,586)	(121,977)
Repayment of short-term debt	(142,007)	(152,084)
Net factoring advances	(473,500)	(588,000)
Payment of settlement on contingent liabilities	(7,500)	(77,500)

CASH USED IN FINANCING ACTIVITIES	(1,077,958)	(1,265,237)

NET CHANGE IN CASH	(9,817)	(5,500)
CASH AT BEGINNING OF PERIOD	121,880	5,757

CASH AT END OF PERIOD	$112,063	$257

Supplemental Disclosures of Cash Flow Information
Cash paid for interest and factoring cost	$330,073	$290,570
Non-cash investing and financing transactions:
Notes issued for purchase of property and equipment	$51,896	$-
Capital lease obligations	-	31,281
Assets returned to service	-	143,042
Capital lease expired	-	116,139
Shares issued on settlement of lawsuit	-	8,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

ESP Resources, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2015

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

On September 7, 2011, the Company became a 49% partner in a new entity, ESP Marketing, LLC. The Company’s management directed the operations of the business and the Company would receive 80% of the profits. On July 11, 2012, the Company became a 60% partner in a new entity, ESP Facility and Pipeline Services, Inc. The Company’s management directed the operations of the business and the Company would receive 60% of the profits. All significant inter-company balances and transactions have been eliminated in the consolidated financial statements.

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

Restricted Cash

Under the terms of the Factoring payable, the Company may obtain advances of up to 100% of the amount of eligible accounts receivable, subject to a 0.75% per 15 days factoring fee, with 10% held in a restricted cash reserve account, which is released to the Company upon payment of the receivable. As of June 30, 2015 and December 31, 2014, restricted cash totaled $147,574 and $283,392, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

The Company generally does not require collateral, and the majority of its trade receivables are unsecured. The carrying amount for accounts receivable approximates fair value.

Accounts receivable consisted of the following as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Trade receivables	$1,484,892	$2,265,534
Less: Allowance for doubtful accounts	(181,023)	(155,000)
Net accounts receivable	$1,303,869	$2,110,534

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

As of June 30, 2015 and December 31, 2014, inventory consisted of the following:

	June 30, 2015	December 31, 2014
Raw materials	$486,885	$412,978
Finished goods	697,768	574,756
Total inventory	$1,184,653	$987,734

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

Concentration

The Company has four major customers that together account for 67% of accounts receivable at June 30, 2015 and 39% of the total revenues earned for the period ended June 30, 2015.

	Accounts Receivable	Revenue
Customer A	24%	16%
Customer B	16%	6%
Customer C	14%	1%
Customer D	13%	16%
	67%	39%

The Company has three vendors that accounted for 40%, 25%, and 24% of purchases for the period ended June 30, 2015.

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

Stock-based Compensation

The Company accounts for stock-based compensation to employees in accordance with ASC 718 “Stock-based compensation”. Stock based compensation to employees is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite employee service period. The Company accounts for stock-based compensation to non-employees in accordance with ASC 505-50 “Equity-based payments to non-employees”. Equity instruments issued to non-employees are valued at the earlier of a commitment date or upon completion of the services, based on the fair value of the equity instruments and is recognized as an expense over the service period. The Company estimates the fair value of stock-based payments using the Black-Scholes option-pricing model for common stock options and warrants and the closing price of the Company’s common stock for common share issuances.

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

Recently Issued Accounting Pronouncements

During the period ended June 30, 2015 and through August 17, 2015, there were several new accounting pronouncements issued by the Financial Accounting Standards Board.  Each of these pronouncements, as applicable, has been or will be adopted by the Company.  Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s condensed consolidated financial statements.

Note 2 – Going Concern

At June 30, 2015, the Company had cash and cash equivalents of $112,063 and a working capital deficit of $6,461,748. The Company believes that its existing capital resources may not be adequate to enable it to execute its business plan. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The Company estimates that based on its current operating plan and condition, it will require additional cash resources during 2015 and 2016.

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

Note 3 – Factoring Payable

On August 15, 2014, ESP Petrochemicals, Inc., (the “Company”) a subsidiary of ESP Resources, Inc. entered into a Purchase and Sale Agreement (the “Factoring Agreement”) with Transfac Capital, Inc., which served to replace the agreement with Crestmark. On October 1, 2014 the Factoring Agreement was amended. The Factoring Agreement has an initial term of two years (“Contract Term”) with automatically renewing successive Contract Terms.  The Factoring Agreement may be terminated by the Company at the end of a Contract Term by providing notice to Transfac no more than ninety and no less than sixty days before the end of the current Contract Term.  Transfac may terminate the Factoring Agreement at any time upon thirty days’ notice of an event of default.  Under the terms of the Factoring Agreement, Transfac may purchase any accounts submitted by the Company.  The Company shall pay a servicing fee equal to the greater of 0.75% or $10 and will be subject to others fees and charges and may be required to establish a reserve account as set forth in greater detail in the Factoring Agreement set forth as an exhibit to this current report and incorporated herein by reference.  The Factoring Agreement is secured by substantially all of the Company’s assets and personally guaranteed by David Dugas and Tony Primeaux and guaranteed by ESP Resources, Inc. and ESP Ventures, Inc. The total borrowing under the Factoring Agreement at June 30, 2015 was $866,153 with $147,574 held in restricted cash in the condensed consolidated balance sheets.

Note 4 – Property and Equipment

Property and equipment includes the following at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014

Plant, property and equipment	$1,692,967	$1,597,011
Vehicles	1,455,465	1,679,220
Equipment under capital lease	505,001	596,888
Equipment under capital lease – related party	31,281	31,281
Office furniture and equipment	59,131	59,131
	3,743,845	3,963,531
Less: accumulated depreciation	(2,305,326)	(2,253,686)
Net property and equipment	$1,438,519	$1,709,845

Depreciation and amortization expense was $240,628 and $315,628 for the period ended June 30, 2015 and 2014, respectively.

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

On December 31, 2014 the Company agreed to extend the leases of certain specialized equipment with a fair value of $113,595 for an additional 2 years and a purchase option of $1. The Company evaluated the application of ASC 4840-30, “Leases - Capital lease” and concluded that the lease constituted capital leases.

At December 31, 2014 The Company determine that certain specialized equipment was to be sold and as such classified the $160,378 its fair value and net book value. The determination was evaluated at June 30, 2015.

In the six months ended June 30, 2014 the Company recognized a $10,825 net loss on disposed equipment.

Note 5- Short-Term Debt

On April 8, 2013, the Company executed a demand note for $150,000 with an annual interest rate of 8%. As part of the agreement the Company granted the holder 150,000 shares of Common Stock and warrants to purchase 150,000 shares of common stock at an exercise price of $0.15 per share through April 8, 2014. The Company determined the fair value of the common stock and warrants to be $10,500 and $2,458, respectively. The aggregate fair value of $12,958 was recognized as a debt discount which is being amortized to interest expense during the year ended December 31, 2013. During the six months ended June 30, 2015 the holder of $100,000 of the January 2012 Debentures agreed to convert this instrument plus accrued interest of $38,119 plus the accrued interest on a demand note of $26,149 into a demand promissory note of $150,000.

During the year ended December 31, 2014 the Company issued notes payable to finance its insurance with an aggregate principal amount of $265,486. The notes mature in one year, bear interest at 5.7% per annum and requires equal monthly payments.

The Company made aggregate repayments on its short-term debt of $142,007 during the six months ended June 30, 2015.

Note 6 - Long-Term-Debt Vendor Deferred Payment

Long-term debt on vendor deferred payments consisted of the following at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
The Company reached an agreement with certain vendors to exchange payables for term debentures with a annual interest rates of 5% or prime plus 1.5% payable monthly between $22,551 and $10,000 and maturing between October 2014 and September 2018	$1,285,528	$1,285,528
Less current maturities	(1,285,528)	(1,285,528)
Total long-term debt	$-	$-

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

As of June 30, 2015, the Company was unable to make the required payments under the long-term debt – vendor deferred payments, so the debt is in default and is classified as current maturities.

Note 7- Long Term-Debt

Long-term debt consisted of the following at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Equipment secured note payable - the note bears interest at a rate of 7.5% per annum, is payable in monthly installments of $2,522 and matured April 2015.	$-	$3,016
Vehicle secured notes payable - the notes bear interest at rates between 9.49% and 0% per annum, are payable in monthly installments between $698 and $1,832 and matures between August 2015 and March 2020.	187,020	385,328
On April 13, 2013, the Company borrowed $50,150 from a bank with an annual interest rate of 5.8% and a term of 36 months with payments of $1,170	25,555	31,731
Unsecured notes payable - the notes bear interest at 5% per annum and are due between April 2009 and July 2013 and are in default	343,000	359,968
Total	555,575	780,043
Less current maturities	(502,109)	(669,005)
Total long-term debt	$53,466	$111,038

Minimum principal payments due under the long-term debt for the 5 years following June 30, 2015 are as follows:

2016	$502,109
2017	28,833
2018	8,894
2019	9,302
2020	6,437

During the six months ended June 30, 2015, the Company purchased a vehicle through the issuance of debt with a principal amount of $51,896. The note bears interest at 4.5% per annum, is secured by the underlying vehicle, matures during March 2020 and requires monthly payments of $818.

Note 8 – Capital Lease Obligations

ESP Petrochemicals leases certain office equipment, warehouse equipment and special purpose equipment and vehicles under capital leases. Long-term capital leases consisted of the following at June 30, 2015 and December 31, 2014:

	Year			Borrowed Amount	Term in months			Monthly payment			June 30, 2015	December 31, 2014
											$-	$-
Warehouse equipment		2013		$26,313		36			$731		5,383	10,127
Vehicles	2010	-	2014	$368,766	21	-	72	$887	-	1,905	28,118	48,479
Office equipment		2014		$10,140		24			$260		8,339	9,953
Special purpose equipment	2011	-	2012	$125,000		24			$6,065		98,133	115,000
Total capital lease											139,973	183,559
less current portion											(84,842)	(99,240)
Total long-term capital lease											$55,131	$84,319

On March 19, 2014, the Company acquired a vehicle under a lease with a related party with a 3-year term and a monthly payment of $869. The Company evaluated the application of ASC 4840-30, “Leases - Capital leases” and concluded that the lease constituted a capital lease.

On December 31, 2014 the Company extended the lease on specialized equipment for 2 years with a monthly lease payment of $6,065, bargain purchase and the Company granted to the leaseholder 200,000 shares with a fair value of $2,000 which was accounted for as stock compensation. The Company evaluated the application of ASC 4840-30, “Leases - Capital leases” and concluded that the lease constituted a capital lease.

The future payments under the capital lease are as follows:

2015	$84,842
2016	$53,248
2017	$1,883

Note 9 – Convertible Debentures

The following reflects the Convertible debentures for the periods ended June 30, 2015 and December 31, 2014.

	June 30, 2015	December 31, 2014
On January 27, 2012, the Company received proceeds of $130,000 from the sale of 16% Convertible Subordinated Debentures. The Company is in default and interest is past due and continues to accrue at 16%.	$30,000	130,000
On December 20, 2013, the Company amended the debenture initially issued November 14, 2012 in which proceeds of $750,000 was received from the sale of 16% Convertible Subordinated Debentures. The Company is in default and interest accrues at 18%.	627,000	762,000
On November 14, 2012, the Company received proceeds of $250,000 from the sale of 16% Convertible Subordinated Debentures. Interest was due March 1, 2013, June 1, 2013 and September 1, 2013. The Company is in default and interest is past due and accrues at 18%.	250,000	250,000

Total	907,000	1,142,000
Less current maturities	(907,000)	(1,142,000)
Total Long-term convertible debentures	$-	$-

On January 27, 2012, the Company received proceeds of $130,000 from the sale of 16% Convertible Subordinated Debentures (the “January 2012 Debentures”). The January 2012 Debentures are subordinate to all other secured debt of the Company, pay 16% interest per annum in cash quarterly and are convertible into the Company’s common stock by the investors at any time at a minimum conversion price per share of $0.15. On March 1, 2013, June 1, 2013 and September 1, 2013, the Company was required to redeem one quarter, one quarter and one half, respectively, of the face value of the balance of the January 2012 Debentures in cash. In addition, the investors received 100% of the number of shares of common stock that the purchase amount would buy in warrants at the conversion price of $0.15, or a total of 866,667 warrants, with a 3-year term. The Company does not have any registration obligation in regard to the common stock. The Company analyzed the conversion option under ASC 815 and determined equity classification was appropriate. The Company then analyzed the conversion option under ASC 470-20 for consideration of a beneficial conversion feature and determined the option had intrinsic value on the date of issuance. The Company recorded a discount from the relative fair value of the warrants and the intrinsic value of the conversion option of $71,291. The Company valued the warrants using the Black-Scholes option pricing model with the following assumptions: stock price on the measurement date of $0.114; warrant term of 3 years; expected volatility of 156%; and discount rate of 0.32% and accounted for them as debt discount, which will be amortized over the term of the loan which expires September 1, 2013.  During the six months ended June 30, 2015 the holder of $100,000 of the January 2012 Debentures agreed to convert this instrument plus accrued interest of $38,119 plus the accrued interest on a demand note of $26,149 into the demand promissory note of $150,000, the Company recognized a gain on extinguishment of debt of $14,868. The Company evaluated the application of ASC 470-50, Modifications and Extinguishments and ASC 470-60, Troubled Debt Restructurings by Debtors.

On November 14, 2012, the Company received proceeds of $1,000,000 from the sale of 16% Convertible Subordinated Debentures (the “November 2012 Debentures”). The November 2012 Debentures were due on March 1, 2014. The aggregate principal amount of the combined November 2012 Debentures is $1,000,000 with an interest rate of 16% per annum. The interest is payable quarterly on March 1st, June 1st, September 1st, and December 1st, beginning on March 1, 2013. The November 2012 Debentures are convertible at any time after the original issue date at a conversion price of $0.085 per share, subject to adjustments. The Company recorded a discount from the relative fair value of the conversion feature and the intrinsic value of the conversion option of $421,715. The Company estimated the fair value of these derivatives using a multinomial Distribution (Lattice) valuation model with the following assumptions: stock price on the measurement date of $0.07; term of 1.5 years; expected volatility between 112% and 159%; and discount rate of 0.22% and accounted for them as debt discount, which will be amortized over the term of the loan which expired March 1, 2014. The Company analyzed the conversion option under ASC 815 and determined and recorded $449,840 derivative liability. The Company, in its sole discretion, may choose to pay interest in cash, shares of Common Stock, or in combination thereof. At the Company’s election, it may, at any time after the six-month anniversary of the transaction’s closing date, deliver a notice to the holders to redeem the then-outstanding principal amount of the November 2012 Debentures for cash. In the event the Company defaults, the outstanding principal amount of the November 2012 Debentures, plus accrued but unpaid interest, liquidated damages and other amounts owing in respect thereof through the date of acceleration, shall become, at the holders’ election, immediately due and payable in cash. In addition, the investors received 100% of the number of shares of common stock that the purchase amount would buy in warrants at the conversion price of $0.09, or a total of 11,764,706 warrants with a 5-year term. The Company recorded a discount from the relative fair value of the warrants and the intrinsic value of the conversion option of $208,685. The Company estimated the fair value of these derivatives using a Multinomial Distribution (Lattice) valuation model with the following assumptions: stock price on the measurement date of $0.07; warrant term of 5 years; expected volatility between 112%-593%; and discount rate of 0.63% and accounted for them as debt discount, which will be amortized over the term of the loan which expires March 1, 2014. The Company analyzed the warrants under ASC 815 and determined and recorded a $222,603 derivative liability. The November 2012 Debentures are secured by the remaining unencumbered assets of the Company. The Company’s subsidiary companies guaranteed the security agreement by agreeing to act as surety for the payment of the November 2012 Debentures. As further consideration, the Company issued a combined total of 4,000,000 shares of common stock to the investors, which the Company recorded as a debt discount $299,600 at issuance and will amortize the debt discount over the term of the debt. For the year ended December 31, 2013, the Company amortized $5,912. The Company took all actions necessary to nominate and recommend shareholder approval for the appointment of one director selected by Hillair Capital Management LLC to ESP’s Board of Directors. Hillair declined the board seat. In conjunction with this debenture, the Company paid $70,000 of professional fees and record these fees as debt discount to be amortized over the term of the debenture. The Company determined that the debenture and warrant had derivative features and derivative liabilities were established for each.

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

On December 20, 2013 the Company agreed with one of its convertible debenture holders to amend and restate the November 2012 Debenture amended previously on September 30, 2013. The December 1, 2013 payment obligation was extended and deferred to $281,250 on June 1, 2014 and $468,750 on September 1, 2014 plus accrued interest. The Company issued 5,000,000 Warrants with an exercise price per share of the Common Stock $0.075 and a term of 5 years. The amended and restated exercise price of the Warrant and conversion price were valued as derivative instruments and were revalued at the fair market value of the derivative instruments at December 20, 2013 as debt discount. The Company estimated the fair value of these derivatives using a multinomial Distribution (Lattice) valuation model with the following assumptions: stock price on the measurement date of $0.07; term of 1.5 years; expected volatility between 123% and 143% and accounted for them as debt discount, which will be amortized over the term of the loan which expires September 1, 2014. The Company analyzed the conversion option under ASC 815 and determined and recorded derivative liability of these warrants at $13,365 and included in Debt discount. The Company estimated the conversion option of this debt conversion feature at $158,612 and included in debt discount. The Company evaluated the application of ASC 470-50, Modifications and Extinguishments and ASC 470-60, Troubled Debt Restructurings by Debtors and concluded that the revised terms constituted a substantial modification which resulted in a debt extinguishment. The Company recognized a loss on the extinguishment of $310,767 during 2013. Accrued interest of $12,000 was incorporated into the reissued convertible debenture principal amount.

On December 1, 2013 the Company failed to make the amended principal payment on one if its convertible debentures dated November 14, 2012 amended on September 30, 2013. This convertible debenture is now in default. Under the terms of the convertible debenture all principal payments are now due and are reflected as current and the interest rate increased to 18%.

As of June 30, 2015 these convertible debentures are in default and have been classified as current maturities.

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

The range of significant assumptions which the Company used to measure the fair value of the derivative liabilities (a level 3 input) at June 30, 2015 is as follows:

	Warrants			Debentures

Stock price		$0.01			$0.01
Term (years)	3.0	to	4.1		.1
Volatility	143%	-	199%	143%	-	199%
Risk-free interest rate		1.01%			0.02%
Exercise prices	$0.075	to	0.002	$0.05	to	0.02
Dividend yield		0.00%			0.00%

The Company analyzed the warrants and conversion feature under ASC 815 Derivatives and Hedging to determine the derivative liability. The Company estimated the fair value of these derivatives using a multinomial Distribution (Lattice) valuation model. The fair value of these derivative liabilities at December 31, 2014 was $255,168 and 203,858 at June 30, 2015. The change in the fair value of derivative liabilities resulted in a mark to market change of $51,310 and $8,383 for the period ended June 30, 2015 and 2014, respectively.

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2015.

	Carrying Value at	Fair Value Measurement at June 30, 2015
	June 30, 2015	Level 1	Level 2	Level 3
Liabilities:
Derivative convertible debt liability	$139,230	$-	$-	$139,230
Derivative warrant liability	$64,628	$-	$-	$64,628
Total derivative liability	$203,858	$-	$-	$203,858

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2014.

	Carrying Value at	Fair Value Measurement at December 31, 2014
	December 31, 2014	Level 1	Level 2	Level 3
Liabilities:
Derivative convertible debt liability	$181,165	$-	$-	$181,165
Derivative warrant liability	$74,003	$-	$-	$74,003
Total derivative liability	$255,168	$-	$-	$255,168

Changes in the derivative liability for the periods ended June 30, 2015 and December 31, 2014 consist of:

	Six month period Ended June 30, 2015	Year Ended December 31, 2014
Beginning of year derivative liability	$255,168	$263,875
Change in derivative due to repayment	(50,427)
Change in derivative liability – mark to market	(883)	(8,707)
Derivative liability at end of period	$203,858	$255,168

Note 11 – Stockholders’ Equity

Settlement of lawsuit

On April 25, 2014, the Company reached an agreement with the former owner of Turf Chemistry, Inc., Alfredo Ledesma. As part of the settlement agreement 400,000 shares of the Company’s restricted common stock were issued.

Shares issued to officers

On August 15, 2014, the Company granted 28,000,000 shares of restricted stock to David Dugas, Chief Executive Officer and 28,000,000 shares of restricted stock to Tony Primeaux Vice President for their provision of personal guarantees on the Transfac Financing Agreement.

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

Warrants issued

The following table reflects a summary of common stock warrants outstanding and warrant activity during the periods:

	Number of warrants	Weighted Average Exercise Price	Weighted Average Term (Years)

Warrants outstanding at December 31, 2013	63,092,278	$0.16	2.21
Granted during the period	-	-	-
Exercised during period	-	-	-
Forfeited during the period	(2,205,238)	(0.09)	-
Warrants outstanding at December 31, 2014	60,887,040	$0.16	.67
Granted during the period	-	-	-
Exercised during period	-	-	-
Forfeited during the period	(25,679,167)	(0.20)	-
Warrants outstanding at June 30, 2015	35,207,873	$0.14	.24

The Common Stock warrants expire in years ended June 30 as follows:

Year	Amount

2015	17,443,167
2016	1,000,000
2017	11,764,706
2018	5,000,000
Total	35,207,873

Stock Option Awards

During the periods ended June 30, 2015 and June 30, 2014 the Company did not grant any stock options.

On July 29, 2011, shareholders approved the 2011 STOCK OPTION AND INCENTIVE PLAN, which authorized up to 5,000,000 options shares. Under the plan the exercise price per share for the stock covered by a stock option granted pursuant shall not be less than 100% of the Fair Market Value on the date of grant. In the case of an incentive stock option that is granted to a 10% owner, the option price of such incentive stock option shall be not less than 110% of the Fair Market Value on the grant date. The term of each stock option shall be fixed but no stock option shall be exercisable more than ten years after the date the stock option is granted. In the case of an incentive stock option that is granted to a ten percent owner, the term of such stock option shall be no more than five years from the date of grant.

Stock option activity summary covering options is presented in the table below:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (years)

Outstanding at December 31, 2013	52,930,000	0.12	7.9
Granted	-	-	-
Exercised	-	-	-
Expired/Forfeited	(35,000)	(0.14)	6.6
Outstanding at December 31, 2014	52,895,000	$0.12	6.9
Granted	-	-	-
Exercised	-	-	-
Expired/Forfeited	(410,000)	(0.15)	-
Outstanding at June 30, 2015	52,485,000	$0.12	6.5
Exercisable at June 30, 2015	49,685,000	$0.12	6.4
Exercisable at December 31, 2014	50,095,000	$0.12	6.9

A summary of the Company’s nonvested options at June 30, 2015, and changes during the six month period ended June 30, 2015, is presented below:

	Options	Weighted Average Grant Date Fair Value
Non-vested, beginning of period	2,800,000	$0.12
Granted	-	$-
Vested	-	$-
Forfeited	-	$-
Non-vested, end of period	2,800,000	$0.12

The following tables summarize information about stock options outstanding and exercisable at June 30, 2015:

			Options Outstanding at June 30, 2015
Range of Exercise Prices			Number Outstanding	Weighted Remaining Contractual Life (years)	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)

$0.09	to	$0.10	28,250,000	7.2	$0.10	$-
$0.11	to	$0.12	2,000,000	6.3	$0.12	$-
$0.13	to	$0.15	22,235,000	5.6	$0.15	$-
$0.09	to	$0.15	52,485,000	6.5	$0.12	$-

			Options Exercisable at June 30, 2015
Range of Exercise Prices			Number Exercisable	Weighted Remaining Contractual Life (years)	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)

$0.09	to	$0.10	25,450,000	7.2	$0.09	$-
$0.11	to	$0.12	2,000,000	6.3	$0.12	$-
$0.13	to	$0.15	22,235,000	5.6	$0.15	$-
$0.09	to	$0.15	49,685,000	6.4	$0.12	$-

(1)	The aggregate intrinsic value in the table represents the difference between the closing stock price on June 30, 2015 and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their options on June 30, 2015. No options were exercised during the six month period ended June 30, 2015.

During the six month period ended June 30, 2015, the Company recognized stock-based compensation expense of $137,635 related to stock options. As of June 30, 2015, there was approximately $546,688 of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over the remaining vesting period.

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

Note 12 – Related Party Transactions

As of June 30, 2015 and December 31, 2014, the Company had balances due to related parties as follows:

	June 30, 2015	December 31, 2014
Due to officer	$376,395	$356,583
Due to ESP Enterprises	55,790	55,790
Total due to related parties	$432,185	$412,373

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

On June 1, 2013, the Officers agreed to defer a portion of their salaries until such time as cash flow allowed. As of June 30, 2015, $106,667 has been deferred and reflected as a liability due to related parties.

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

Alfredo Ledesma and Turf Chemistry, Inc. v. ESP Resources, Inc., ESP Petrochemicals, Inc.and Gerard Allen Primeaux

On June 16, 2011, Alfredo Ledesma and Turf Chemistry, Inc. filed their original Petition against ESP Resources, Inc., ESP Petrochemicals, Inc. and Gerard Allen Primeaux in the District Court, 93rd Judicial District, Hidalgo County, Texas. On August 19, 2011, ESP Resources, Inc. filed its Original Answer to the Original Petition. On January 23, 2012, Alfredo Ledesma and Turf Chemistry, Inc. filed their First Amended Original Petition. On April 11, 2012, Gerard Primeaux filed his Original Answer. On May 10, 2012, Alfredo Ledesma and Turf Chemistry, Inc. filed their Second Amended Original Petition. On January 17, 2014, Alfredo Ledesma and Turf Chemistry, Inc. filed their Third Amended Original Petition. The Petition alleged that ESP had breached, by failing to satisfy the terms of the agreement and pay the agreed upon amounts, the letter of intent to enter into an Asset Purchase Agreement between ESP and Ledesma and Turf, whereby ESP agreed to acquire the assets and liabilities of Turf and relieve Ledesma of certain debt obligations. On February 14, 2014, ESP Resources, Inc., ESP Petrochemicals, Inc. and Gerard Allen Primeaux filed their First Answer, Special Exceptions, Affirmative Defenses and Counterclaims. On or about April 25, 2014, all parties, without admitting liability, entered into and executed a Settlement Agreement and Release of Claims. The Settlement Agreement was fully satisfied during the three months ending March 31, 2015.

Madoff Energy Holdings, LLC v. ESP Resources, Inc.

On September 4, 2013, Madoff Energy Holdings, LLC filed its Original Petition against ESP Resources, Inc. in the District Court, 295th Judicial District, Harris County, Texas. On October 1, 2013, ESP filed its Answer. On November 25, 2013, Madoff filed its First Amended Petition alleging that ESP failed to repay a Promissory Note, executed on April 30, 2009, in sum of $87,190.00, plus interest on any unpaid balance owed at the rates of 5% per annum from October 30, 2008 to April 30, 2009, and 18% per annum after April 30, 2009.  On or about March 19, 2014, Madoff filed a Motion for Summary Judgment. On or about March 24, 2014, ESP filed its Response. On April 7, 2014, the Court issued an Order Granting Madoff’s Motion for Summary Judgment and granting damages in the principal sum of $122,939.68; attorneys fees in the amount of $12,860.70, plus $10,000.00 should the judgment be appealed to the Texas Court of Appeals, plus $7,500.00 should the judgment be appealed to the Texas Supreme Court; costs of court; and post-judgment interest at 5% per annum on the total amount of the judgment from the date immediately following entry of the judgment until paid. On April 15, 2014, ESP filed its Notice of Appeal of the Final Judgment with the First Court of Appeals, Houston, Texas. On June 30, 2014, ESP filed its Brief for the Appellant. On July 30, 2014, Madoff filed its Brief for the Appellee. On August 18, 2014, ESP filed its Reply Brief for the Appellant. In August 2014, Madoff and ESP, in order to avoid the further expense of litigation, jointly prepared a Forbearance and Payment Agreement, effective August 11, 2014, whereby ESP agreed to pay Madoff $130,000.00 pursuant to a payment schedule of $30,000.00 per month for eleven months. On September 3, 2014, Andrew Madoff, CEO of Madoff Energy Holdings, Inc., died. On September 18, 2014, Madoff and ESP filed with the First Court of Appeals a Joint Appellant and Appellee Motion to Abate the Appeal to preserve the rights of both parties until such time as the Forbearance and Payment Agreement could be executed. On September 23, 2014, the Court issued a Writ granting the Motion to Abate the Appeal. On or about March 9, 2015, the Executor of Mr. Madoff’s Estate executed the Forbearance and Payment Agreement on behalf of the Estate. To date, ESP Resources, Inc. is making payments pursuant to the agreed upon Payment Schedule in accordance with the terms of the Forbearance and Payment Agreement. On April 21, 2015, the First Court of Appeals directed the parties to advise the Court of the status of the proceedings or file a motion to reinstate and dismiss the appeal. On May 4, 2015, Appellant ESP, through letter motion, requested that the First Court of Appeals dismiss the appeal. On May 21, 2015, the First Court of Appeals granted Appellant ESP Resources, Inc.’s Motion to Dismiss the Appeal.

BWC Management, Inc. v. ESP Resources, Inc. (f/k/a Pantera Petroleum, Inc.)

On April 25, 2013, BWC Management, Inc. filed its Original Petition against ESP Resources, Inc. in the District Court, 113th Judicial District, Harris County, Texas. On May 31, 2013, ESP Resources, Inc. filed its Original Answer. On August 5, 2014, BWC filed its Motion for Partial Summary Judgment against ESP. On August 21, 2014, BWC filed its First Amended Petition against ESP alleging that ESP had defaulted on three promissory notes documenting a series of loans with BWC as lender: a promissory note in sum of $73,006.00, due on September 30, 2012; and two promissory notes in sum of $100,000.00, each, due on September 30, 2012 when ESP allegedly failed to pay the $73,006.00 note. On August 25, 2014, ESP filed its Response to BWC’s Motion for Partial Summary Judgment. On August 25, 2014, BWC filed its Reply to ESP’s Response to BWC’s Motion for Partial Summary Judgment. On August 27, 2014, ESP filed its Sur Reply to BWC’s Reply to ESP’s Response to BWC’s Motion for Partial Summary Judgment. On August 28, 2014, ESP filed a No-Evidence Motion for Summary Judgment against BWC. On September 4, 2014, BWC filed its Response to ESP’s No-Evidence Motion for Summary Judgment. On September 12, 2014, ESP filed its Reply to BWC’s Response to ESP’s No-Evidence Motion for Summary Judgment. On September 15, 2014, the Court issued an Order denying BWC’s Motion for Summary Judgment. On October 27, 2014, the Court issued an Order denying final Summary Judgment. Trial of this action was held on March 30 and March 31, 2015 resulting in a verdict for BWC Management, Inc. On May 8, 2015, the Court issued a Final Judgment and Order disposing of all parties and all claims and was appealable by ESP. On June 5, 2015, ESP filed a Motion for a New Trial. On June 19, 2015, BWC filed its Response to ESP’s Motion for a New Trial. On July 9, 2015, ESP filed its Reply to BWC’s Response to ESP’s Motion for a New Trial. On July 10, 2015, the Court issued an order denying ESP Resources, Inc.’s Motion for a New Trial.

Note 14 – Gain on Extinguishment of Debt

During the six months ended June 30, 2015 the Company reached final settlement with certain vendors with a liabilities of $320,795 with payments of $138,093; the final payment on the Alfredo Ledesma settlement with liabilities of $38,937 with a final payment of $7,500; the net liabilities from discontinued operations reduced the liabilities from $18,095.12 with the payments of $2,378.35 and the restructuring of convertible debenture and accrued interest of $314,868 with a new demand note of $300,000 resulting in a gain from extinguishment of debt of $244,742 for the six month period ended June 30, 2015.

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

Continuing Operations for the three months and six months ended June 30, 2015 compared to three and six months ended June 30, 2014

The following table summarizes the results of our operations during the six months ended June 30, 2015 and 2014, and provides information regarding the dollar and percentage increase or (decrease) from 2015 to 2014:

	Six months ended June 30,		$ Increase	% Increase
	2015	2014	(Decrease)	(Decrease)
Sales	$3,794,195	$5,781,124	$(1,986,929)	(34)%
Cost of goods sold	1,186,264	2,590,694	(1,404,430)	(54)%
Gross profit	2,607,931	3,190,430	(582,499)	(18)%
Total general and administrative expenses	2,995,317	3,743,445	(748,128)	(20)%
Depreciation and amortization expense	240,628	315,628	(75,000)	(24)%
Loss from disposal of assets	10,825	18,915	(8,090)	(43)%
Total other income (expense)	(15,941)	(534,845)	518,904	(97)%
Net Income (Loss)	$(654,780)	$(1,422,403)	$767,623	(54)%

The following table summarizes the results of our operations during the three months ended June 30, 2015 and 2014, and provides information regarding the dollar and percentage increase or (decrease) from 2015 to 2014:

	Three months ended June 30,		$ Increase	% Increase
	2015	2014	(Decrease)	(Decrease)
Sales	$1,582,254	$2,628,359	$(1,046,105)	(40)%
Cost of goods sold	573,514	1,120,351	(546,837)	(49)%
Gross profit	1,008,740	1,508,008	(499,268)	(33)%
Total general and administrative expenses	1,443,001	1,885,341	(442,340)	(23)%
Depreciation and amortization expense	119,093	135,628	(16,535)	(12)%
Loss from disposal of assets	10,825	2,746	8,079	294%
Total other income (expense)	(105,805)	(150,387)	44,582	(30)%
Net Income (Loss)	$(669,984)	$(666,094)	$(3,890)	1%

Sales

Sales were $3,794,195 for the six months ended June 30, 2015, compared to $5,781,124 for the same period in 2014, a decrease of $1,986,929, or 34%.  The decrease was mainly due to a $2,000,000 decrease in sales volume from three major customers in the Eagle Ford and in the North Texas shale regions.

Sales were $1,582,254 for the three months ended June 30, 2015, compared to $2,628,359 for the same period in 2014, a decrease of $1,046,105, or 40%.  The decrease was mainly due to a $1,000,000 decrease in sales volume from four major customers in the Eagle Ford and in the North Texas shale regions.

Cost of Goods Sold and Gross Profit

Cost of goods was $1,186,264, or 31% of net sales, for the six months ended June 30, 2015, compared to $2,590,694 or 45% of net sales, for the same period in 2014.  Gross profit was $2,607,931, or 69% of net sales, for the six months ended June 30, 2015, compared to $3,190,430, or 55% of net sales, for the same period in 2014.  The 18% decrease in gross profit for the six month period in 2015 is the result several factors.  The main contributing factor to the decrease in gross profit rate was the net effect of reduce sales from four major customers and our recent increases in prices of 7% to 28% on many of our products and the change in sales mix to higher margin products.

Cost of goods was $573,514, or 36% of net sales, for the three months ended June 30, 2015, compared to $1,120,351 or 43% of net sales, for the same period in 2014.  Gross profit was $1,008,740, or 64% of net sales, for the three months ended June 30, 2015, compared to $1,508,008, or 57% of net sales, for the same period in 2014.  The 33% decrease in gross profit rate for the three month period in 2015 is the result several factors.  The main contributing factor to the decrease in gross profit was due to the net effect of reduce sales from four major customers and our recent increases in prices of 7% to 28% on many of our products and the change in sales mix to higher margin products.

General and Administrative Expenses

General and administrative expenses decreased by $748,128 for the six months ended June 30, 2015, compared to the same period in 2014.  The decrease in general and administrative expenses was primarily due to a reduction in auto and related costs, and the approximately $272,000 reduction in stock compensation.

General and administrative expenses decreased by $442,340 for the three months ended June 30, 2015, compared to the same period in 2014.  The decrease in general and administrative expenses was primarily due to a reduction in auto and related costs, and the approximately $132,000 reduction in stock compensation.

Net loss

The Company’s net loss increased by $767,623 for the six months ended June 30, 2015, as compared to a net loss from continued operations for the same period in 2014.  The primary reason for the change in the net income was due to decreased general and administration cost and the gain on the extinguishment of debt of $244,742 in the six month period ended June 30, 2015 compared to the same period in 2014.

The Company’s net loss decreased by $3,890 for the three months ended June 30, 2015, as compared to a net loss from continued operations for the same period in 2014.

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

Modified EBITDA for the Six months ended June 30, 2015 was $(184,144) compared to $(67,551) for the same period in 2014, with a change of $(114,593).

	Six months ended June 30,
	2015	2014
Net loss	$(654,780)	$(1,422,403)
Add back interest and factoring expense, net of interest income	322,425	346,042
Add back depreciation and amortization	240,628	315,628
Add back amortization debt discount		208,393
Add back stock-based compensation	202,635	474,406
Add back change in derivative liability	(51,310)	8,383
Deduct gain on extinguishment of debt	(244,742)	-
Modified EBITDA	$(184,144)	$(69,551)

Modified EBITDA for the three months ended June 30, 2015 was $(327,755) compared to $(128,157) for the same period in 2014, with a change of $(199,598).

	Three months ended June 30,
	2015	2014
Net loss	$(669,984)	$(666,094)
Add back interest and factoring expense, net of interest income	223,475	170,146
Add back depreciation and amortization	119,093	135,628
Add back amortization debt discount	-	56,269
Add back stock-based compensation	101,214	233,337
Add back change in derivative liability	(54,807)	(57,443)
Deduct gain on extinguishment of debt	(46,746)	-
Modified EBITDA	$(327,755)	$(128,157)

Cash Flow Used by Operating Activities

Operating activities provided cash of $790,554 for the six months ended June 30, 2015, compared to cash provided of $1,494,048 for the same period in 2014.  The decrease in cash provided by operations during the six months ended June 30, 2015 was primarily due to a increase in inventory.

Cash Flow Used in Investing Activities

Investing activities provided cash of $277,587 for the six month period ended June 30, 2015, compared to cash used in investing activities of $234,311 for the six month period ended June 30, 2014.  The change in net cash in investing activities during the six months ended June 30, 2015 was a result of increase in cash provided by restricted cash and the proceeds from the sale of equipment.

Cash Flow Provided by Financing Activities

Financing activities used cash of $1,077,958 for the six months ended June 30, 2015, compared to cash used pm financing activities of $1,265,237 for the six months ended June 30, 2014.  The change in net cash from financing activities was from repayment of long-term and short-term debt activities during the six months ended June 30, 2014.

Liquidity and Capital Resources

As of June 30, 2015, our total assets were $4,497,482 and our total liabilities were $9,489,415.  We had cash of $112,063, current assets of $2,919,070, and current liabilities of $9,380,818.  We had a working capital deficit of $6,461,748 on that date.  We will require additional capital to fund our losses and working capital deficits and to grow our business to recapture our decline in sales.  For this most recent quarter, we remained dependent on our working capital lines and extended credit terms with our vendors to meet our cash requirements.  We expect this situation to continue for the foreseeable future until we are able to raise additional capital on acceptable terms.  While we anticipate further increases in operating cash flows, we will continue to require additional capital through equity financing and/or debt financing, if available, which may result in further dilution in the equity ownership of our shares and will continue to rely on our extended payment terms with vendors.  There is still no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock or for our vendors to continue cooperating with us as they have in the past.  Furthermore, we may continue to be unprofitable and/or unable to grow our sales at a level where we can become profitable.

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

Cash Requirements

Our plan of operations for the next twelve months involves the growth of our production petrochemical business and to recapture our completion petrochemical business through the expansion of regional sales, and the research and development of new chemical and analytical services.  As of June 30, 2015, our Company had cash of $112,063 and a working capital deficit of $6,461,748.

We generated a net loss of $654,780 for the six month period ended June 30, 2015.  We estimate that our needs for additional capital to fund our working capital deficits, become current with our vendors, pay off certain debts and implement our growth plans for the next twelve month period to be $5,000,000 to $7,000,000.   However, if any growth and expansion requires more capital or operating expenses and/or capital expenditures exceed estimates, we will require additional monies during the next twelve months to execute our business plan.  To date, we have been dependent on debt financing and special payment terms with our vendors to meet our cash requirements.  We expect this situation to continue for the foreseeable future.  There can be no assurance that we will be successful in raising the required additional capital or that actual cash requirements will not exceed our estimates.  These funds may be raised through equity financing and/or debt financing which may result in further dilution in the equity ownership of our shares.  There is still no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock.  Furthermore, we may continue to be unprofitable and/or unable to grow our sales at a level where we can become profitable.

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

Going Concern

Due to our net losses, negative cash flow and negative working capital as of June 30, 2015, our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern in their report on our audited financial statements for the year ended December 31, 2014.

Since inception and through June 30, 2015, we have incurred losses totaling $27,513,165.  Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital on the most commercially reasonable terms through private placements, bank financing and/or advances from related parties or shareholder loans.

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

Alfredo Ledesma and Turf Chemistry, Inc. v. ESP Resources, Inc., ESP Petrochemicals, Inc.and Gerard Allen Primeaux

On June 16, 2011, Alfredo Ledesma and Turf Chemistry, Inc. filed their original Petition against ESP Resources, Inc., ESP Petrochemicals, Inc. and Gerard Allen Primeaux in the District Court, 93rd Judicial District, Hidalgo County, Texas. On August 19, 2011, ESP Resources, Inc. filed its Original Answer to the Original Petition. On January 23, 2012, Alfredo Ledesma and Turf Chemistry, Inc. filed their First Amended Original Petition. On April 11, 2012, Gerard Primeaux filed his Original Answer. On May 10, 2012, Alfredo Ledesma and Turf Chemistry, Inc. filed their Second Amended Original Petition. On January 17, 2014, Alfredo Ledesma and Turf Chemistry, Inc. filed their Third Amended Original Petition. The Petition alleged that ESP had breached, by failing to satisfy the terms of the agreement and pay the agreed upon amounts, the letter of intent to enter into an Asset Purchase Agreement between ESP and Ledesma and Turf, whereby ESP agreed to acquire the assets and liabilities of Turf and relieve Ledesma of certain debt obligations. On February 14, 2014, ESP Resources, Inc., ESP Petrochemicals, Inc. and Gerard Allen Primeaux filed their First Answer, Special Exceptions, Affirmative Defenses and Counterclaims. On or about April 25, 2014, all parties, without admitting liability, entered into and executed a Settlement Agreement and Release of Claims. The Settlement Agreement was fully satisfied during the three months ending March 31, 2015.

Madoff Energy Holdings, LLC v. ESP Resources, Inc.

On September 4, 2013, Madoff Energy Holdings, LLC filed its Original Petition against ESP Resources, Inc. in the District Court, 295th Judicial District, Harris County, Texas. On October 1, 2013, ESP filed its Answer. On November 25, 2013, Madoff filed its First Amended Petition alleging that ESP failed to repay a Promissory Note, executed on April 30, 2009, in sum of $87,190.00, plus interest on any unpaid balance owed at the rates of 5% per annum from October 30, 2008 to April 30, 2009, and 18% per annum after April 30, 2009.  On or about March 19, 2014, Madoff filed a Motion for Summary Judgment. On or about March 24, 2014, ESP filed its Response. On April 7, 2014, the Court issued an Order Granting Madoff’s Motion for Summary Judgment and granting damages in the principal sum of $122,939.68; attorneys fees in the amount of $12,860.70, plus $10,000.00 should the judgment be appealed to the Texas Court of Appeals, plus $7,500.00 should the judgment be appealed to the Texas Supreme Court; costs of court; and post-judgment interest at 5% per annum on the total amount of the judgment from the date immediately following entry of the judgment until paid. On April 15, 2014, ESP filed its Notice of Appeal of the Final Judgment with the First Court of Appeals, Houston, Texas. On June 30, 2014, ESP filed its Brief for the Appellant. On July 30, 2014, Madoff filed its Brief for the Appellee. On August 18, 2014, ESP filed its Reply Brief for the Appellant. In August 2014, Madoff and ESP, in order to avoid the further expense of litigation, jointly prepared a Forbearance and Payment Agreement, effective August 11, 2014, whereby ESP agreed to pay Madoff $130,000.00 pursuant to a payment schedule of $30,000.00 per month for eleven months. On September 3, 2014, Andrew Madoff, CEO of Madoff Energy Holdings, Inc., died. On September 18, 2014, Madoff and ESP filed with the First Court of Appeals a Joint Appellant and Appellee Motion to Abate the Appeal to preserve the rights of both parties until such time as the Forbearance and Payment Agreement could be executed. On September 23, 2014, the Court issued a Writ granting the Motion to Abate the Appeal. On or about March 9, 2015, the Executor of Mr. Madoff’s Estate executed the Forbearance and Payment Agreement on behalf of the Estate. To date, ESP Resources, Inc. is making payments pursuant to the agreed upon Payment Schedule in accordance with the terms of the Forbearance and Payment Agreement. On April 21, 2015, the First Court of Appeals directed the parties to advise the Court of the status of the proceedings or file a motion to reinstate and dismiss the appeal. On May 4, 2015, Appellant ESP, through letter motion, requested that the First Court of Appeals dismiss the appeal. On May 21, 2015, the First Court of Appeals granted Appellant ESP Resources, Inc.’s Motion to Dismiss the Appeal.

BWC Management, Inc. v. ESP Resources, Inc. (f/k/a Pantera Petroleum, Inc.)

On April 25, 2013, BWC Management, Inc. filed its Original Petition against ESP Resources, Inc. in the District Court, 113th Judicial District, Harris County, Texas. On May 31, 2013, ESP Resources, Inc. filed its Original Answer. On August 5, 2014, BWC filed its Motion for Partial Summary Judgment against ESP. On August 21, 2014, BWC filed its First Amended Petition against ESP alleging that ESP had defaulted on three promissory notes documenting a series of loans with BWC as lender: a promissory note in sum of $73,006.00, due on September 30, 2012; and two promissory notes in sum of $100,000.00, each, due on September 30, 2012 when ESP allegedly failed to pay the $73,006.00 note. On August 25, 2014, ESP filed its Response to BWC’s Motion for Partial Summary Judgment. On August 25, 2014, BWC filed its Reply to ESP’s Response to BWC’s Motion for Partial Summary Judgment. On August 27, 2014, ESP filed its Sur Reply to BWC’s Reply to ESP’s Response to BWC’s Motion for Partial Summary Judgment. On August 28, 2014, ESP filed a No-Evidence Motion for Summary Judgment against BWC. On September 4, 2014, BWC filed its Response to ESP’s No-Evidence Motion for Summary Judgment. On September 12, 2014, ESP filed its Reply to BWC’s Response to ESP’s No-Evidence Motion for Summary Judgment. On September 15, 2014, the Court issued an Order denying BWC’s Motion for Summary Judgment. On October 27, 2014, the Court issued an Order denying final Summary Judgment. Trial of this action was held on March 30 and March 31, 2015 resulting in a verdict for BWC Management, Inc. On May 8, 2015, the Court issued a Final Judgment and Order disposing of all parties and all claims and was appealable by ESP. On June 5, 2015, ESP filed a Motion for a New Trial. On June 19, 2015, BWC filed its Response to ESP’s Motion for a New Trial. On July 9, 2015, ESP filed its Reply to BWC’s Response to ESP’s Motion for a New Trial. On July 10, 2015, the Court issued an order denying ESP Resources, Inc.’s Motion for a New Trial.

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

ITEM 2. – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. – MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. – OTHER INFORMATION

None.

ITEM 6. - EXHIBITS

(a)	Exhibits

Exhibit Number	Description

1.1	Licensing Agreement with Peter Hughes (incorporated by reference from our Registration Statement on Form SB-2 filed on April 18, 2006)

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on April 18, 2006)

3.2	Amended and Restated Bylaws (incorporated by reference from our Proxy Statement filed on Janary 24, 2013)

3.3	Articles of Merger filed with the Secretary of State of Nevada on September 19, 2007 and which is effective September 28, 2007 (incorporated by reference from our Current Report on Form 8-K filed on September 28, 2007)

3.4	Certificate of Change filed with the Secretary of State of Nevada on September 19, 2007 and which is effective September 28, 2007 (incorporated by reference from our Current Report on Form 8-K filed on September 28, 2007)

4.1	Regulation “S” Securities Subscription Agreement (incorporated by reference from our Registration Statement on Form SB-2 filed on April 18, 2006)

10.1	Share Purchase Agreement dated November 21, 2007 among our company, Pantera Oil and Gas PLC, Aurora Petroleos SA and Boreal Petroleos SA (incorporated by reference from our Current Report on Form 8-K filed on November 26, 2007)

10.2	Form of Advisory Board Agreement (incorporated by reference from our Current Report on Form 8-K filed on February 4, 2008)

10.3	Equity Financing Agreement dated February 12, 2008 with FTS Financial Investments Ltd. (incorporated by reference from our Current Report on Form 8-K filed on February 15, 2008)

10.4	Return to Treasury Agreement dated February 26, 2008 with Peter Hughes (incorporated by reference from our Current Report on Form 8-K filed on February 28, 2008)

10.5	Amending Agreement dated March 17, 2008 with Artemis Energy PLC, Aurora Petroleos SA and Boreal Petroleos SA (incorporated by reference from our Current Report on Form 8- K filed on March 19, 2008)

10.6	Subscription Agreement dated February 28, 2008 with Trius Energy, LLC (incorporated by reference from our Quarterly Report on Form 10-QSB filed on April 14, 2008)

10.7	Joint Venture Agreement dated February 24, 2008 with Trius Energy, LLC (incorporated by reference from our Quarterly Report on Form 10-QSB filed on April 14, 2008)

10.8	Second Amending Agreement dated July 30, 2008 among our company, Artemis Energy PLC (formerly Pantera Oil and Gas PLC), Aurora Petroleos SA and Boreal Petroleos SA (incorporated by reference from our Current Report on Form 8- K filed on August 5, 2008)

10.9	Amended and Restated Share Purchase Agreement dated September 9, 2008 among company, Artemis Energy PLC (formerly Pantera Oil and Gas PLC), Aurora Petroleos SA and Boreal Petroleos SA (incorporated by reference from our Annual Report on for 10-KSB filed on September 15, 2008)

10.1	Agreement dated October 31, 2008 with Lakehills Production, Inc. and a private equity drilling fund (incorporated by reference from our Current Report on Form 8-K filed on November 5, 2008)

10.11	Security Purchase Agreement for 16% Subordinated Convertible Debenture Agreement and warrants

10.12	Confidential Private Placement Memorandum for Accredited Investors Only dated May 15, 2012 and Warrant Agreement

10.13	Employment Agreement Robert Geiges as Chief Financial Officer dated January 4, 2013

10.14	Resignation Notification from Robert Geiges as Chief Financial Officer received May 13, 2013, effective May 15, 2013.

10.15	Resignation Notification from William Cox as Board Member received May 13, 2013.

10.16	Factoring Agreement with Transfac Capital, Inc. (incorporated by reference from our Current Report on Form 8-K filed on October 8, 2014)

14.1	Code of Ethics (incorporated by reference from our Annual Report on Form 10-KSB filed on August 28, 2007)

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Label

101.PRE*	XBRL Taxonomy Extension Presentation

*Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESP RESOURCES, INC.

Date: August 19, 2015	By:	/s/ David Dugas
David Dugas
Chief Executive Officer and Director
(Principal Executive Officer)

ESP RESOURCES, INC.

Date: August 19, 2015	By:	/s/ David Dugas
David Dugas
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

ESP RESOURCES, INC.

Date: August 19, 2015	By:	/s/ David Dugas
David Dugas
Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 19, 2015	By:	/s/ Tony Primeaux
Tony Primeaux
Secretary and Director