Form 10-Q
period 2015-09-30
ESP Resources, Inc.
filed 2015-11-18
CIK 1346526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 16, 2015, there were 237,830,249 shares of the Registrant’s common stock outstanding.

ESP RESOURCES, INC.

FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015

PART I – FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS

ESP Resources, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2015	December 31, 2014
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$105,882	$121,880
Restricted cash	121,792	283,392
Accounts receivable, net	1,378,237	2,110,534
Inventories	952,664	987,734
Prepaid expenses	98,528	358,856

Total current assets	2,657,103	3,862,396

Assets held for sale	-	160,378
Property and equipment, net of accumulated depreciation of $2,691,759 and $2,253,686, September 30, 2015 and December 31, 2014	1,376,737	1,709,845
Other assets	49,515	49,877

Total assets	$4,083,355	$5,782,496

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$2,651,163	$2,785,041
Net Liabilities from discontinued operations	58,535	78,095
Factoring payable	836,226	1,339,653
Accrued expenses	2,171,466	1,540,409
Due to related parties	418,316	412,373
Contingent consideration payable	-	38,937
Guarantee liability	120,000	120,000
Short-term debt	297,942	361,477
Current maturities of convertible debentures, net of debt discount	907,000	1,142,000
Current maturities of debt - vendor deferred payment	1,285,528	1,285,528
Current maturities of Long-term Debt	447,809	669,005
Current portion of capital lease obligation	80,065	99,240
Derivative liability	202,107	255,168

Total current liabilities	9,476,157	10,126,926

Long-term debt (less current maturities)	42,175	111,038
Capital lease obligations (less current maturities)	36,382	84,319

Total liabilities	9,554,714	10,322,283

Commitments and Contingencies (Note 13)

STOCKHOLDERS' DEFICIT
Preferred stock - $0.001 par value, 10,000,000 shares authorized, none outstanding	-	-
Common stock - $0.001 par value, 350,000,000 shares authorized, 237,830,249 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	242,831	237,831
Additional paid-in capital	22,390,237	22,081,766
Subscription receivable	(1,000)	(1,000)
Accumulated deficit	(28,103,427)	(26,858,384)

Total stockholders' deficit	(5,471,359)	(4,539,787)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,083,355	$5,782,496

The accompanying notes are an integral part of these condensed consolidated financial statements.

ESP Resources, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

SALES, NET	$1,806,003	$3,033,101	$5,600,198	$8,814,225
COST OF GOODS SOLD	584,353	802,938	1,770,617	3,393,632

GROSS PROFIT	1,221,650	2,230,163	3,829,581	5,420,593

General and administrative	1,543,403	2,518,419	4,538,720	6,261,864
Depreciation and amortization	243,710	135,314	484,338	450,942
(Gain) Loss on disposal of assets	(141,655)	-	(130,830)	18,915

LOSS FROM OPERATIONS	(423,808)	(423,570)	(1,062,647)	(1,311,128)

OTHER INCOME (EXPENSE)
Interest expense	(77,521)	(181,102)	(295,558)	(389,163)
Factoring fees	(45,465)	(83,162)	(150,853)	(221,143)
Amortization of debt discount	-	(57,848)	-	(266,241)
Other (expense) income, net	7,006	75	18,438	28,048
Change in derivative liability	1,751	11,582	53,061	3,199
(Loss) Gain on Extinguishment of debt	(52,226)	-	192,516	-

Total other expense	(166,455)	(310,455)	(182,396)	(845,300)

NET LOSS	$(590,263)	$(734,025)	$(1,245,043)	$(2,156,428)

NET LOSS PER SHARE (basic)	$(0.00)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING	237,830,249	193,412,858	237,830,249	168,882,264

The accompanying notes are an integral part of these condensed consolidated financial statements

ESP Resources, Inc.

Condensed Consolidated Statements of Cash Flow

(Unaudited)

	September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,245,043)	$(2,156,428)
Adjustments to reconcile net loss to net cash provided by operating activities:

Amortization of debt discount	-	266,241
(Gain) Loss on disposal of assets	(130,830)	18,915
Depreciation and amortization, net disposals	484,338	450,942
Bad debt expense	45,000	45,000
Stock and warrant based compensation	313,472	1,614,836
Stock issued in settlement of lawsuit	-	8,000
Change in derivative liability	(53,061)	(3,199)
Gain on Extinguishment of debt	(192,516)	-

Changes in operating assets and liabilities:
Accounts receivable	687,297	(27,999)
Inventory	35,070	435,877
Prepaid expenses	260,328	302,416
Other assets	362	(643)
Accounts payable	74,357	218,555
Accrued expenses	670,410	155,304
Due to related parties	5,943	(23,656)
Net Liabilities from discontinued operations	(3,843)	(12,697)

CASH PROVIDED BY OPERATING ACTIVITIES	951,284	1,291,464

CASH FLOWS FROM INVESTING ACTIVITIES
Restricted cash	161,600	(195,371)
Proceeds from the sale of vehicles and equipment	88,351	98,746
Proceeds from the sale of capital lease equipment	95,027	-
Purchase of fixed assets	(51,730)	(155,004)

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	293,248	(251,629)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long term debt	(333,956)	(462,965)
Repayment of convertible debentures	(135,000)	-
Repayment of capital leases	(67,112)	(185,503)
Repayment of short-term debt	(213,535)	(226,265)
Net factoring advances	(503,427)	59,200
Payment of settlement on contingent liabilities	(7,500)	(120,000)

CASH USED IN FINANCING ACTIVITIES	(1,260,530)	(935,533)

NET CHANGE IN CASH	(15,998)	104,302
CASH AT BEGINNING OF PERIOD	121,880	5,757

CASH AT END OF PERIOD	$105,882	$110,059

Supplemental Disclosures of Cash Flow Information
Cash paid for interest and factoring cost	$326,270	$554,834
Non-cash investing and financing transactions:
Notes issued for purchase of property and equipment	$43,896	$-
Capital lease obligations	-	31,281
Assets returned to service	90,378	143,042
Capital lease expired	-	116,139
Shares issued on settlement of lawsuit	-	8,000
Deferred leasing cost		17,000
Assets reclassified as held for sale

The accompanying notes are an integral part of these condensed consolidated financial statements.

ESP Resources, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2015 and 2014

Note 1 – Organization and Basis of Presentation

Organization

ESP Resources, Inc. (“ESP Resources”, and collectively with its subsidiaries, “we, “our” or the “Company”) was incorporated in the State of Nevada on October 27, 2004. The accompanying condensed consolidated financial statements include the accounts of ESP Resources, Inc. and its wholly owned subsidiaries, ESP Petrochemicals, Inc. of Louisiana (“ESP Petrochemicals”), ESP Ventures, Inc. of Delaware (“ESP Ventures”), ESP Corporation, S.A., a Panamanian corporation (“ESP Corporation”) and ESP Payroll Services, Inc. of Nevada (“ESP Payroll”). On July 11, 2012, the Company formed two partially owned subsidiaries in Delaware, ESP Advanced Technologies, Inc., and ESP Facility& Pipeline Services, Inc. On December 19, 2012, the Company formed a partially owned subsidiary in Nevada, IEM, Inc.

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

Restricted Cash

Under the terms of the Factoring payable, the Company may obtain advances of up to 100% of the amount of eligible accounts receivable, subject to a 0.75% per 15 days factoring fee, with 10% held in a restricted cash reserve account, which is released to the Company upon payment of the receivable. As of September 30, 2015 and December 31, 2014, restricted cash totaled $121,792 and $283,392, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

The Company generally does not require collateral, and the majority of its trade receivables are unsecured. The carrying amount for accounts receivable approximates fair value.

Accounts receivable consisted of the following as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Trade receivables	$1,452,006	$2,265,534
Less: Allowance for doubtful accounts	(73,769)	(155,000)
Net accounts receivable	$1,378,237	$2,110,534

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

As of September 30, 2015 and December 31, 2014, inventory consisted of the following:

	September 30, 2015	December 31, 2014
Raw materials	$222,890	$412,978
Finished goods	729,774	574,756
Total inventory	$952,664	$987,734

Derivatives

The valuation of our embedded derivatives and warrant derivatives are determined primarily by the multinomial distribution (Lattice) model. An embedded derivative is a derivative instrument that is embedded within another contract, which under the convertible note (the host contract) includes the right to convert the note by the holder, certain default redemption right premiums and a change of control premium (payable in cash if a fundamental change occurs). In accordance with Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging, as amended, these embedded derivatives are marked-to-market each reporting period, with a corresponding non-cash gain or loss charged to the current period. A warrant derivative liability is also determined in accordance with ASC 815. Based on ASC 815, warrants which are determined to be classified as derivative liabilities are marked-to-market each reporting period, with a corresponding non-cash gain or loss charged to the current period. The practical effect of this has been that when our stock price increases so does our derivative liability and resulting in a non-cash loss charge that reduces our earnings and earnings per share. When our stock price declines, we record a non-cash gain, increasing our earnings and earnings per share. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, there exists a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

•	Level 1 - Unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access as of the measurement date.
•	Level 2 - Inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data.
•	Level 3 - Unobservable inputs for the asset or liability only used when there is little, if any, market activity for the asset or liability at the measurement date.

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

Concentration

The Company has four major customers that together account for 65% of accounts receivable at September 30, 2015 and five major customers that together account for 61% of the total revenues earned for the period ended September 30, 2015.

	Accounts Receivable	Revenue
Customer A	21%	17%
Customer B	20%	16%
Customer C	13%	9%
Customer D	11%	5%
Customer E	0%	14%
	65%	61%

The Company has three vendors that accounted for 26%, 21%, and 19% of purchases for the period ended September 30, 2015.

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

Stock-based Compensation

The Company accounts for stock-based compensation to employees in accordance with ASC 718, Stock-based compensation. Stock-based compensation to employees is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite employee service period. The Company accounts for stock-based compensation to non-employees in accordance with ASC 505-50, Equity-based payments to non-employees. Equity instruments issued to non-employees are valued at the earlier of a commitment date or upon completion of the services, based on the fair value of the equity instruments and is recognized as an expense over the service period. The Company estimates the fair value of stock-based payments using the Black-Scholes option-pricing model for common stock options and warrants and the closing price of the Company’s common stock for common share issuances.

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

Recently Issued Accounting Pronouncements

During the period ended September 30, 2015 and through November 12, 2015, there were several new accounting pronouncements issued by the Financial Accounting Standards Board. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s condensed consolidated financial statements.

Note 2 – Going Concern

At September 30, 2015, the Company had cash and cash equivalents of $105,882 and a working capital deficit of $6,819,054. The Company believes that its existing capital resources may not be adequate to enable it to execute its business plan. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The Company estimates that based on its current operating plan and condition, it will require additional cash resources during 2015 and 2016.

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

Note 3 – Factoring Payable

On August 15, 2014, ESP Petrochemicals, Inc., (the “Company”) a subsidiary of the Company entered into a Purchase and Sale Agreement (the “Factoring Agreement”) with Transfac Capital, Inc., which served to replace the agreement with Crestmark. On October 1, 2014, the Factoring Agreement was amended. The Factoring Agreement has an initial term of two years (“Contract Term”) with automatically renewing successive Contract Terms. The Factoring Agreement may be terminated by the Company at the end of a Contract Term by providing notice to Transfac no more than ninety and no less than sixty days before the end of the current Contract Term. Transfac may terminate the Factoring Agreement at any time upon thirty days’ notice of an event of default. Under the terms of the Factoring Agreement, Transfac may purchase any accounts submitted by the Company. The Company shall pay a servicing fee equal to the greater of 0.75% or $10 and will be subject to others fees and charges and may be required to establish a reserve account as set forth in greater detail in the Factoring Agreement set forth as an exhibit to this current report and incorporated herein by reference. The Factoring Agreement is secured by substantially all of the Company’s assets and personally guaranteed by David Dugas and Tony Primeaux and guaranteed by ESP Resources, Inc. and ESP Ventures, Inc. The total borrowing under the Factoring Agreement at September 30, 2015 was $836,226 with $121,792 held in restricted cash in the condensed consolidated balance sheets.

Note 4 – Property and Equipment

Property and equipment includes the following at September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014

Plant, property and equipment	$1,640,441	$1,597,011
Vehicles	1,455,465	1,679,220
Equipment under capital lease	882,178	596,888
Equipment under capital lease – related party	31,281	31,281
Office furniture and equipment	59,131	59,131
	4,068,496	3,963,531
Less: accumulated depreciation	(2,691,759)	(2,253,686)
Net property and equipment	$1,376,737	$1,709,845

Depreciation and amortization expense was $484,338 and $450,942 for the period ended September 30, 2015 and 2014, respectively.

In the nine months ended September 30, 2015 the Company sold certain vehicles for proceeds of $88,351 and special equipment, acquired using a Capital lease for net proceeds of $95,027 and recorded a gain on disposal of equipment of $130,830.

In the nine months ended September 30, 2014 the Company recognized an $18,915 net loss on disposed equipment.

On March 19, 2014, the Company exchanged three vehicles with a net carrying value of $79,957, two of which were classified as assets held for sale with a combined net carrying value of $46,551, and a vehicle with a net carrying value of $33,406 in exchange for reduction of $63,787 in related long-term debt including $7,916 of accrued interest, for a capitalized lease on a vehicle in which a related party purchased, then leased the vehicle to the Company. The Company valued the leased vehicle as equipment under capital lease of $31,281, which resulted in a gain from disposal of assets of $2,953.

On December 31, 2014 the Company agreed to extend the leases of certain specialized equipment with a fair value of $113,595 for an additional 2 years and a purchase option of $1. The Company evaluated the application of ASC 840-30, Leases - Capital lease and concluded that the lease constituted capital leases.

At December 31, 2014, the Company determined that certain specialized equipment was to be sold and classified the $160,378 as its fair value and net book value. In the nine months ended September 30, 2015, based on the expectation for revenues of this equipment, the Company returned this specialized equipment to service.

NOTE 5- SHORT-TERM DEBT

On April 8, 2013, the Company executed a demand note for $150,000 with an annual interest rate of 8%. As part of the agreement, the Company granted the holder 150,000 shares of Common Stock and warrants to purchase 150,000 shares of common stock at an exercise price of $0.15 per share through April 8, 2014. The Company determined the fair value of the common stock and warrants to be $10,500 and $2,458, respectively. The aggregate fair value of $12,958 was recognized as a debt discount which is being amortized to interest expense during the year ended December 31, 2013.

During the nine months ended September 30, 2015 the holder of $100,000 of the January 2012 debentures agreed to convert this instrument plus accrued interest of $38,119 plus the accrued interest on a demand note of $26,149 into a demand promissory note of $150,000.

During the year ended December 31, 2014, the Company issued notes payable to finance its insurance with an aggregate principal amount of $265,486. The notes mature in one year, bear interest at 5.7% per annum and require equal monthly payments.

The Company made aggregate repayments on its short-term debt of $213,535 during the nine months ended September 30, 2015.

Note 6 - Long-Term-Debt AND Vendor Deferred Payment

Long-term debt on vendor deferred payments consisted of the following at September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
The Company reached an agreement with certain vendors to exchange payables for term debentures with a annual interest rates of 5% or prime plus 1.5% payable monthly between $22,551 and $10,000 and maturing between October 2014 and September 2018	$1,285,528	$1,285,528
Less current maturities	(1,285,528)	(1,285,528)
Total long-term debt	$-	$-

During 2013 the Company and certain of its trade vendors agreed to convert existing accounts payable balances totaling $1,104,407 to 5% notes in the aggregate principal amount of $1,104,407 with monthly payments ranging from $1,409 to $22,551 continuing between October 15, 2014 and September 21, 2018. The trade vendors agreed to subordinate its position to any provider of new debt, excluding a trade vendor.

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

As of September 30, 2015, the Company was unable to make the required payments under the agreement, so the debt is in default and is classified as current maturities.

Note 7- Long Term-Debt

Long-term debt consisted of the following at September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Equipment secured note payable - the note bears interest at a rate of 7.5% per annum, is payable in monthly installments of $2,522 and matured April 2015.	$-	$3,016
Vehicle secured notes payable - the notes bear interest at rates between 9.49% and 0% per annum, are payable in monthly installments between $681 and $1,832 and matures between November 2015 and March 2020.	134,585	385,328
On April 13, 2013, the Company borrowed $50,150 from a bank with an annual interest rate of 5.8% and a term of 36 months with payments of $1,170.	22,399	31,731
Unsecured notes payable - the notes bear interest at 5% per annum and are due between April 2009 and July 2013 and are in default.	333,000	359,968
Total	489,984	780,043
Less current maturities	(447,809)	(669,005)
Total long-term debt	$42,175	$111,038

Minimum principal payments due under the long-term debt for the 5 years following September 30, 2015 are as follows:

2016	$447,809
2017	18,997
2018	8,960
2019	9,372
2020	4,846

During the nine months ended September 30, 2015, the Company purchased a vehicle through the issuance of debt with a principal amount of $51,896. The note bears interest at 4.5% per annum, is secured by the underlying vehicle, matures during March 2020 and requires monthly payments of $818.

Note 8 – Capital Lease Obligations

ESP Petrochemicals leases certain office equipment, warehouse equipment and special purpose equipment and vehicles under capital leases. Long-term capital leases consisted of the following at September 30, 2015 and December 31, 2014:

	Year			Borrowed Amount	Term in Months			Monthly Payment			Sept. 30, 2015	Dec. 31, 2014
											$-	$-
Warehouse equipment		2013		$26,313		36			$731		2,930	10,127
Vehicles	2010	-	2014	$368,766	21	-	72	$887	-	1,905	21,064	48,479
Office equipment		2014		$10,140		24			$260		7,532	9,953
Special purpose equipment	2011	-	2012	$125,000		24			$6,065		84,921	115,000
Total capital lease											116,447	183,559
less current portion											(80,065)	(99,240)
Total long-term capital lease											$36,382	$84,319

On March 19, 2014, the Company acquired a vehicle under a lease with a related party with a 3-year term and a monthly payment of $869. The Company evaluated the application of ASC 840-30, Leases - Capital leases and concluded that the lease constituted a capital lease.

On December 31, 2014 the Company extended the lease on specialized equipment for 2 years with a monthly lease payment of $6,065, bargain purchase and the Company granted to the leaseholder 200,000 shares with a fair value of $2,000 which was accounted for as stock compensation. The Company evaluated the application of ASC 840-30, Leases - Capital leases and concluded that the lease constituted a capital lease.

The future payments under the capital lease are as follows:

2015	$80,065
2016	$35,306
2017	$1,076

Note 9 – Convertible Debentures

The following reflects the Convertible debentures for the periods ended September 30, 2015 and December 31, 2014.

	September 30, 2015	December 31, 2014
On January 27, 2012, the Company received proceeds of $130,000 from the sale of 16% Convertible Subordinated Debentures. The Company is in default and interest is past due and continues to accrue at 16%.	$30,000	130,000
On December 20, 2013, the Company amended the debenture initially issued November 14, 2012 in which proceeds of $750,000 was received from the sale of 16% Convertible Subordinated Debentures. The Company is in default and interest accrues at 18%.	627,000	762,000
On November 14, 2012, the Company received proceeds of $250,000 from the sale of 16% Convertible Subordinated Debentures. Interest was due March 1, 2013, June 1, 2013 and September 1, 2013. The Company is in default and interest is past due and accrues at 18%.	250,000	250,000

Total	907,000	1,142,000
Less current maturities	(907,000)	(1,142,000)
Total Long-term convertible debentures	$-	$-

The January 2012 Debentures

On January 27, 2012, the Company received proceeds of $130,000 from the sale of 16% Convertible Subordinated Debentures (the “January 2012 Debentures”). The January 2012 Debentures are subordinate to all other secured debt of the Company, pay 16% interest per annum in cash quarterly and are convertible into the Company’s common stock by the investors at any time at a minimum conversion price per share of $0.15. On March 1, 2013, June 1, 2013 and September 1, 2013, the Company was required to redeem one quarter, one quarter and one half, respectively, of the face value of the balance of the January 2012 Debentures in cash. In addition, the investors received 100% of the number of shares of common stock that the purchase amount would buy in warrants at the conversion price of $0.15, or a total of 866,667 warrants, with a 3-year term. The Company does not have any registration obligation in regard to the common stock. The Company analyzed the conversion option under ASC 815, Derivatives and Hedging and determined equity classification was appropriate. The Company then analyzed the conversion option under ASC 470-20, Debt With Conversion and Other Options for consideration of a beneficial conversion feature and determined the option had intrinsic value on the date of issuance. The Company recorded a discount from the relative fair value of the warrants and the intrinsic value of the conversion option of $71,291. The Company valued the warrants using the Black-Scholes option pricing model with the following assumptions: stock price on the measurement date of $0.114; warrant term of 3 years; expected volatility of 156%; and discount rate of 0.32% and accounted for them as debt discount, which will be amortized over the term of the loan which expires September 1, 2013. During the nine months ended September 30, 2015 the holder of $100,000 of the January 2012 Debentures agreed to convert this instrument plus accrued interest of $38,119 plus the accrued interest on a demand note of $25,438 into the demand promissory note of $150,000, the Company recognized a gain on extinguishment of debt of $14,868. The Company evaluated the application of ASC 470-50, Modifications and Extinguishments and ASC 470-60, Troubled Debt Restructurings by Debtors.

The November 2012 Debentures

On November 14, 2012, the Company received proceeds of $1,000,000 from the sale of 16% Convertible Subordinated Debentures (the “November 2012 Debentures”). The November 2012 Debentures were due on March 1, 2014. The aggregate principal amount of the combined November 2012 Debentures is $1,000,000 with an interest rate of 16% per annum. The interest is payable quarterly on March 1st, June 1st, September 1st, and December 1st, beginning on March 1, 2013. The November 2012 Debentures are convertible at any time after the original issue date at a conversion price of $0.085 per share, subject to adjustments. The Company recorded a discount from the relative fair value of the conversion feature and the intrinsic value of the conversion option of $421,715. The Company estimated the fair value of these derivatives using a multinomial Distribution (Lattice) valuation model with the following assumptions: stock price on the measurement date of $0.07; term of 1.5 years; expected volatility between 112% and 159%; and discount rate of 0.22% and accounted for them as debt discount, which will be amortized over the term of the loan which expired March 1, 2014. The Company analyzed the conversion option under ASC 815, Derivatives and Hedging and determined and recorded $449,840 derivative liability.

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

The Company analyzed the warrants under ASC 815, Derivatives and Hedging and determined and recorded a $222,603 derivative liability. The November 2012 Debentures are secured by the remaining unencumbered assets of the Company. The Company’s subsidiary companies guaranteed the security agreement by agreeing to act as surety for the payment of the November 2012 Debentures. As further consideration, the Company issued a combined total of 4,000,000 shares of common stock to the investors, which the Company recorded as a debt discount $299,600 at issuance and will amortize the debt discount over the term of the debt. For the year ended December 31, 2013, the Company amortized $5,912. The Company took all actions necessary to nominate and recommend shareholder approval for the appointment of one director selected by Hillair Capital Management LLC (“Hillair”) to the Company’s Board of Directors. Hillair declined the board seat. In conjunction with this debenture, the Company paid $70,000 of professional fees and record these fees as debt discount to be amortized over the term of the debenture. The Company determined that the debenture and warrant had derivative features and derivative liabilities were established for each.

On September 30, 2013 the Company agreed with one of the convertible debenture holders to amend and restate the November 2012 Debenture. The September 1, 2013 payment obligation was extended and deferred to $375,000 on December 1, 2013 and $625,000 on March 1, 2014 plus accrued interest; the conversion price was amended and restated to $0.05 from $0.085; the related warrants exercise price per share of the common stock was amended and restated to $0.075 from $0.09. The Company evaluated the application of ASC 470-50, Modifications and Extinguishments and ASC 470-60, Troubled Debt Restructurings by Debtors and concluded that the revised terms did not constitute a substantial modification or a troubled debt restructuring. The amended and restated exercise price of the warrant and conversion price were valued as derivative instruments and were revalued at the fair market value of the derivative instruments at September 30, 2013.

On December 20, 2013 the Company agreed with one of the convertible debenture holders to amend and restate the November 2012 Debenture amended previously on September 30, 2013. The December 1, 2013 payment obligation was extended and deferred to $281,250 on June 1, 2014 and $468,750 on September 1, 2014 plus accrued interest. The Company issued 5,000,000 Warrants with an exercise price per share of the Common Stock $0.075 and a term of 5 years. The amended and restated exercise price of the Warrant and conversion price were valued as derivative instruments and were revalued at the fair market value of the derivative instruments at December 20, 2013 as debt discount. The Company estimated the fair value of these derivatives using a multinomial Distribution (Lattice) valuation model with the following assumptions: stock price on the measurement date of $0.07; term of 1.5 years; expected volatility between 123% and 143% and accounted for them as debt discount, which will be amortized over the term of the loan which expires September 1, 2014. The Company analyzed the conversion option under ASC 815, Derivatives and Hedging and determined and recorded derivative liability of these warrants at $13,365 and included in Debt discount. The Company estimated the conversion option of this debt conversion feature at $158,612 and included in debt discount. The Company evaluated the application of ASC 470-50, Modifications and Extinguishments and ASC 470-60, Troubled Debt Restructurings by Debtors and concluded that the revised terms constituted a substantial modification which resulted in a debt extinguishment. The Company recognized a loss on the extinguishment of $310,767 during 2013. Accrued interest of $12,000 was incorporated into the reissued convertible debenture principal amount.

On December 1, 2013 the Company failed to make the amended principal payment on one if its convertible debentures dated November 14, 2012 amended on September 30, 2013. This convertible debenture is now in default. Under the terms of the convertible debenture all principal payments are now due and are reflected as current and the interest rate increased to 18%.

As of September 30, 2015 these convertible debentures are in default and have been classified as current maturities.

Note 10 – Derivative liability

The Company evaluated whether its warrants and convertible debt instruments contain provisions that protect holders from declines in its stock price or otherwise could result in modification of either the exercise price or the shares to be issued under the respective warrant agreements. The November 14, 2012 16% convertible debenture and associated warrants included down-round provisions which reduce the exercise price of the warrants and the conversion price of the convertible instrument if the company either issues equity shares for a price that is lower than the exercise price of those instruments or issues new warrants or convertible instruments that have a lower exercise price. The Company determined that a portion of its outstanding warrants and conversion instrument contained such provisions thereby concluding they were not indexed to the Company’s own stock and therefore a derivative instrument in accordance with ASC 815, Derivatives and Hedging.

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

The range of significant assumptions which the Company used to measure the fair value of the derivative liabilities (a level 3 input) at September 30, 2015 is as follows:

	Warrants			Debentures

Stock price		$0.01			$0.01
Term (years)	3.0	to	4.1		.1
Volatility	143%	-	204%	143%	-	204%
Risk-free interest rate		0.92%			0%
Exercise prices	$0.075	to	0.002	$0.05	to	0.02
Dividend yield		0.00%			0.00%

The Company analyzed the warrants and conversion feature under ASC 815, Derivatives and Hedging to determine the derivative liability. The Company estimated the fair value of these derivatives using a multinomial Distribution (Lattice) valuation model. The fair value of these derivative liabilities at December 31, 2014 was $255,168 and $202,107 at September 30, 2015. The change in the fair value of derivative liabilities resulted in a mark to market change of $53,061 and $3,199 for the period ended September 30, 2015 and 2014, respectively.

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2015.

	Carrying Value at	Fair Value Measurement at September 30, 2015
	September 30, 2015	Level 1	Level 2	Level 3
Liabilities:
Derivative convertible debt liability	$141,957	$-	$-	$141,957
Derivative warrant liability	$60,150	$-	$-	$60,150
Total derivative liability	$202,107	$-	$-	$202,107

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2014.

	Carrying Value at	Fair Value Measurement at December 31, 2014
	December 31, 2014	Level 1	Level 2	Level 3
Liabilities:
Derivative convertible debt liability	$181,165	$-	$-	$181,165
Derivative warrant liability	$74,003	$-	$-	$74,003
Total derivative liability	$255,168	$-	$-	$255,168

Changes in the derivative liability for the periods ended September 30, 2015 and December 31, 2014 consist of:

	Nine Month Period Ended September 30, 2015	Year Ended December 31, 2014
Beginning of year derivative liability	$255,168	$263,875
Change in derivative due to repayment	(50,427)	-
Change in derivative liability – mark to market	(2,634)	(8,707)
Derivative liability at end of period	$202,107	$255,168

Note 11 – Stockholders’ Equity

Settlement of Lawsuit

On April 25, 2014, the Company reached an agreement with the former owner of Turf Chemistry, Inc., Alfredo Ledesma. As part of the settlement agreement 400,000 shares of the Company’s restricted common stock were issued.

Shares Issued to Officers and Employee

On September 1, 2015, the Company granted 5,000,000 shares of restricted stock to an employee as part of his employment agreement and recorded $10,000 of stock compensation.

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

On December 31, 2014, the Company issued 200,000 shares of its common stock to a lease holder for services rendered. The shares were valued at $2,000 and recorded as stock based compensation.

Shares Issued for Forbearance Agreement

On September 2, 2014, the Company issued 9,500,000 shares of its common stock to a vendor under a forbearance agreement. The shares were valued at $95,000 and recorded as stock based compensation.

Warrants Issued

The following table reflects a summary of common stock warrants outstanding and warrant activity during the periods:

	Number of warrants	Weighted Average Exercise Price	Weighted Average Term (Years)

Warrants outstanding at December 31, 2013	63,092,278	$0.16	2.21
Granted during the period	-	-	-
Exercised during period	-	-	-
Forfeited during the period	(2,205,238)	(0.09)	-
Warrants outstanding at December 31, 2014	60,887,040	$0.16	0.67
Granted during the period	-	-	-
Exercised during period	-	-	-
Forfeited during the period	(42,455,667)	(0.20)	-
Warrants outstanding at September 30, 2015	18,431,373	$0.09	.16

The Common Stock warrants expire in years ended September 30 as follows:

Year	Amount

2015	666,667
2016	1,000,000
2017	11,764,706
2018	5,000,000
Total	18,431,373

Stock Option Awards

During the periods ended September 30, 2015 and September 30, 2014 the Company did not grant any stock options.

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

Stock option activity summary covering options is presented in the table below:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (years)

Outstanding at December 31, 2013	52,930,000	0.12	7.9
Granted	-	-	-
Exercised	-	-	-
Expired/Forfeited	(35,000)	(0.14)	6.6
Outstanding at December 31, 2014	52,895,000	$0.12	6.9
Granted	-	-	-
Exercised	-	-	-
Expired/Forfeited	(432,000)	(0.14)	-
Outstanding at September 30, 2015	52,463,000	$0.12	6.2
Exercisable at September 30, 2015	49,663,000	$0.12	6.2
Exercisable at December 31, 2014	50,095,000	$0.12	6.9

A summary of the Company’s non-vested options at September 30, 2015, and changes during the nine months ended September 30, 2015, is presented below:

	Options	Weighted Average Grant Date Fair Value
Non-vested, beginning of period	2,800,000	$0.12
Granted	-	$-
Vested	-	$-
Forfeited	-	$-
Non-vested, end of period	2,800,000	$0.12

The following tables summarize information about stock options outstanding and exercisable at September 30, 2015:

			Options Outstanding at September 30, 2015
Range of Exercise Prices			Number Outstanding	Weighted Remaining Contractual Life (years)	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)

$0.09	to	$0.10	28,250,000	7.0	$0.10	$-
$0.11	to	$0.12	2,000,000	6.0	$0.12	$-
$0.13	to	$0.15	22,645,000	5.3	$0.15	$-
$0.09	to	$0.15	52,895,000	6.2	$0.12	$-

			Options Exercisable at September 30, 2015
Range of Exercise Prices			Number Exercisable	Weighted Remaining Contractual Life (years)	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)

$0.09	to	$0.10	25,450,000	7.0	$0.09	$-
$0.11	to	$0.12	2,000,000	6.0	$0.12	$-
$0.13	to	$0.15	22,213,000	5.3	$0.15	$-
$0.09	to	$0.15	49,663,000	6.2	$0.12	$-

(1)	The aggregate intrinsic value in the table represents the difference between the closing stock price on September 30, 2015 and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their options on September 30, 2015. No options were exercised during the nine month period ended September 30, 2015.

During the nine months ended September 30, 2015, the Company recognized stock-based compensation expense of $205,972 related to stock options. As of September 30, 2015, there was approximately $478,352 of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over the remaining vesting period.

During the nine months ended September 30, 2014, the Company recognized stock-based compensation expense of $527,752 related to stock options. As of September 30, 2014, there was approximately $862,252 of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over the remaining vesting period. The aggregate intrinsic value of these options was $0 at September 30, 2014.

Note 12 – Related Party Transactions

As of September 30, 2015 and December 31, 2014, the Company had balances due to related parties as follows:

	September 30, 2015	December 31, 2014
Due to officer	$362,526	$356,583
Due to ESP Enterprises	55,790	55,790
Total due to related parties	$418,316	$412,373

The above balances are unsecured, due on demand and bear no interest.

On August 15, 2014, the Company granted 28,000,000 shares of restricted stock to David Dugas, Chief Executive Officer and 28,000,000 shares of restricted stock to Tony Primeaux Vice President for their provision of personal guarantees on the Transfac Financing Agreement.

On March 19, 2014 the Company acquired a vehicle under a lease with a related party with a 3-year term and a monthly payment of $869. The Company evaluated the application of ASC 840-30, Leases - Capital lease and concluded that the lease constituted a capital lease.

On June 1, 2013, the Officers agreed to defer a portion of their salaries until such time as cash flow allowed. As of September 30, 2015, $106,667 has been deferred and reflected as Due to related parties, a liability.

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

Madoff Energy Holdings, LLC v. ESP Resources, Inc.

On September 4, 2013, Madoff Energy Holdings, LLC filed its Original Petition against ESP Resources, Inc. in the District Court, 295th Judicial District, Harris County, Texas. On October 1, 2013, ESP filed its Answer. On November 25, 2013, Madoff filed its First Amended Petition alleging that ESP failed to repay a Promissory Note, executed on April 30, 2009, in sum of $87,190.00, plus interest on any unpaid balance owed at the rates of 5% per annum from October 30, 2008 to April 30, 2009, and 18% per annum after April 30, 2009.  On or about March 19, 2014, Madoff filed a Motion for Summary Judgment. On or about March 24, 2014, ESP filed its Response. On April 7, 2014, the Court issued an Order Granting Madoff’s Motion for Summary Judgment and granting damages in the principal sum of $122,939.68; attorneys fees in the amount of $12,860.70, plus $10,000.00 should the judgment be appealed to the Texas Court of Appeals, plus $7,500.00 should the judgment be appealed to the Texas Supreme Court; costs of court; and post-judgment interest at 5% per annum on the total amount of the judgment from the date immediately following entry of the judgment until paid. On April 15, 2014, ESP filed its Notice of Appeal of the Final Judgment with the First Court of Appeals, Houston, Texas. On September 30, 2014, ESP filed its Brief for the Appellant. On July 30, 2014, Madoff filed its Brief for the Appellee. On August 18, 2014, ESP filed its Reply Brief for the Appellant. In August 2014, Madoff and ESP, in order to avoid the further expense of litigation, jointly prepared a Forbearance and Payment Agreement, effective August 11, 2014, whereby ESP agreed to pay Madoff $130,000.00 pursuant to a payment schedule of $30,000 per month for eleven months. On September 3, 2014, Andrew Madoff, CEO of Madoff Energy Holdings, Inc., died. On September 18, 2014, Madoff and ESP filed with the First Court of Appeals a Joint Appellant and Appellee Motion to Abate the Appeal to preserve the rights of both parties until such time as the Forbearance and Payment Agreement could be executed. On September 23, 2014, the Court issued a Writ granting the Motion to Abate the Appeal. On or about March 9, 2015, the Executor of Mr. Madoff’s Estate executed the Forbearance and Payment Agreement on behalf of the Estate. To date, ESP Resources, Inc. is making payments pursuant to the agreed upon Payment Schedule in accordance with the terms of the Forbearance and Payment Agreement. On April 21, 2015, the First Court of Appeals directed the parties to advise the Court of the status of the proceedings or file a motion to reinstate and dismiss the appeal. On May 4, 2015, Appellant ESP, through letter motion, requested that the First Court of Appeals dismiss the appeal. On May 21, 2015, the First Court of Appeals granted Appellant ESP Resources, Inc.’s Motion to Dismiss the Appeal.

BWC Management, Inc. v. ESP Resources, Inc. (f/k/a Pantera Petroleum, Inc.)

On April 25, 2013, BWC Management, Inc. filed its Original Petition against ESP Resources, Inc. in the District Court, 113th Judicial District, Harris County, Texas. On May 31, 2013, ESP Resources, Inc. filed its Original Answer. On August 5, 2014, BWC filed its Motion for Partial Summary Judgment against ESP. On August 21, 2014, BWC filed its First Amended Petition against ESP alleging that ESP had defaulted on three promissory notes documenting a series of loans with BWC as lender: a promissory note in sum of $73,006, due on September 30, 2012; and two promissory notes in sum of $100,000, each, due on September 30, 2012 when ESP allegedly failed to pay the $73,006 note. On August 25, 2014, ESP filed its Response to BWC’s Motion for Partial Summary Judgment. On August 25, 2014, BWC filed its Reply to ESP’s Response to BWC’s Motion for Partial Summary Judgment. On August 27, 2014, ESP filed its Sur Reply to BWC’s Reply to ESP’s Response to BWC’s Motion for Partial Summary Judgment. On August 28, 2014, ESP filed a No-Evidence Motion for Summary Judgment against BWC. On September 4, 2014, BWC filed its Response to the Company’s No-Evidence Motion for Summary Judgment. On September 12, 2014, the Company filed its Reply to BWC’s Response to the Company’s No-Evidence Motion for Summary Judgment. On September 15, 2014, the Court issued an Order denying BWC’s Motion for Summary Judgment. On October 27, 2014, the Court issued an Order denying final Summary Judgment. Trial of this action was held on March 30 and March 31, 2015 resulting in a verdict for BWC Management, Inc. On May 8, 2015, the Court issued a Final Judgment and Order in the amount of $444,000 against the Company, disposing of all parties and all claims and was appealable by the Company. On June 5, 2015, the Company filed a Motion for a New Trial. On June 19, 2015, BWC filed its Response to the Company’s Motion for a New Trial. On July 9, 2015, the Company filed its Reply to BWC’s Response to the Company’s Motion for a New Trial. On July 10, 2015, the Court issued an order denying the Company’s Motion for a New Trial. On or about August 9, 2015 the Company filed a notice of appeal. On November 11, 2015 the Company filed its appellate brief. BWC’s Brief in Response is due to be filed December 11, 2015.

Note 14 – Gain on Extinguishment of Debt

During the nine months ended September 30, 2015, the Company reached a final settlement with certain vendors with liabilities of $320,795 for payments of $138,093; the final payment on the Alfredo Ledesma settlement with liabilities of $38,937 for a final payment of $7,500; the net liabilities from discontinued operations reduced the liabilities from $18,095 for the final payment of $2,378 and the restructuring of convertible debentures and accrued interest of $314,868 with a new demand note of $300,000, resulting in a gain from extinguishment of debt of $192,516.

Note 15 – Guarantee Liability

On November 3, 2008, the Company provided a guarantee to a director of Aurora and Boreal who loaned $120,000 to Aurora and Boreal. The Company provided this guarantee to encourage the director’s continued employment and commitment to the development of the concessions held by Aurora and Boreal, which the Company believed was vital to the future success of Aurora and Boreal. In the event that Aurora and Boreal did not repay the loan by the due date of June 1, 2009, the Company guaranteed to make the payment in the form of a convertible note due June 1, 2011. The convertible note is non-interest bearing and is convertible into common stock of the Company at $1.20 per share. In exchange for issuing the convertible note to the director, the Company will receive the right to receive payments under the director’s note receivable from Aurora and Boreal.

The Company recorded the fair value of the guarantee liability at $48,000, which represented the fair value of the note receivable from Aurora and Boreal which the Company would take over from the director. On June 1, 2009 when Aurora and Boreal did not make the required payments on their notes payable to the director, the Company determined that the value of the guarantee liability should be increased to the full face amount of the guaranteed note of $120,000, resulting in a loss on guarantee liability of $72,000 during the year ended December 31, 2010. There have been no changes in the matter during 2013 and 2014, hence the balance remains same.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains forward-looking statements. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. Forward-looking statements made in this quarterly report on Form 10-Q include statements about

•	our ability to successfully penetrate the marketplace with our products in a timely manner and in enough quantity;
•	absence of contracts with customers or suppliers;
•	our ability to maintain and develop relationships with customers and suppliers;
•	our ability to successfully integrate acquired businesses or new brands;
•	the impact of competitive products and pricing;
•	supply constraints or difficulties; and
•	the retention and availability of key personnel.

These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” set forth in our Annual Report on Form 10-K for the year ended December 31, 2014, and filed on April 15, 2015, any of which may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

•	general economic and business conditions;
•	substantial doubt about our ability to continue as a going concern;
•	our need to raise additional funds in the future;
•	our ability to successfully recruit and retain qualified personnel in order to continue our operations;
•	our ability to successfully implement our business plan;
•	our ability to successfully acquire, develop or commercialize new products and equipment;
•	the commercial success of our products;
•	the impact of any industry regulation; and
•	other factors discussed under the section entitled “Risk Factors” set forth in our Annual Report on Form 10-K for the year ended December 31, 2014.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company should be read in conjunction with the Condensed Consolidated Financial Statements and notes related thereto included in this Quarterly Report on Form 10-Q. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time except as required by law. We believe that our assumptions are based upon reasonable data derived from and known about our business and operations. No assurances are made that actual results of operations or the results of our future activities will not differ materially from our assumptions.

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

Production Petrochemicals

After a well has been completed and placed into production, we supply production chemicals and services that are designed to be administered throughout the life of the well. Through the utilization of over 100 base chemicals, we replicate well conditions, analyze the properties of the well, determine the precise mix of chemicals to treat the well and then inject the chemicals in small batches via our specialized equipment. Our production petrochemicals include, but are not limited to, drilling chemicals, waste remediation chemicals, cleaners and waste treatment chemicals as follows:

•	Surfactants that are highly effective in treating production and injection problems at the customer wellhead;
•	Well completion and work-over chemicals that maximize productivity from new and existing wells;
•	Bactericides that kill water borne bacterial growth, thus preventing corrosion and plugging of the customer wellhead and flowline;
•	Scale compounds that prevent or treat scale deposits;
•	Corrosion inhibitors, which are organic compounds that form a protective film on metal surfaces to insulate the metal from its corrosive environment;
•	Antifoams that provide safe economic means of controlling foaming problems;
•	Emulsion breakers, which are chemicals specially formulated for crude oils containing produced waters;
•	Paraffin chemicals that inhibit and/or dissolve paraffin to prevent buildup (their effectiveness is not diminished when used in conjunction with other chemicals); and
•	Water clarifiers that solve any and all of the problems associated with purifying effluent water and that improve appearance.

Our first goal is to solve our customers’ problems at the well and optimize drilling or production and, secondly, the sale of product. Typically, our service personnel gather information at a well and enter this data into the analytical system at each of our 4 respective district offices located in Rayne, Louisiana; Pharr, Texas; Victoria, Texas and Center, Texas. The analytical system provides testing parameters and reproduces conditions at the wellhead. This allows our technical team and chemists to design and test a new chemical blend in a very short period of time. In many cases, a new blend may be in service at the well in as little as 24 hours.

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

Results of Operations

The following section of our financial condition and results of operations should be read together with the unaudited interim consolidated financial statements and the notes to the unaudited interim consolidated financial statements included in this quarterly report. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results may differ materially from those anticipated in any forward-looking statements.

Results for the three months and nine months ended September 30, 2015 compared to three and nine months ended September 30, 2014

The following table summarizes the results of our operations during the nine months ended September 30, 2015 and 2014 and provides information regarding the dollar and percentage increase or (decrease) from 2015 to 2014:

	Nine Months Ended September 30,		$ Increase	% Increase
	2015	2014	(Decrease)	(Decrease)
Sales	$5,600,198	$8,814,225	$(3,214,027)	(36)%
Cost of goods sold	1,770,617	3,393,632	(1,623,015)	(48)%
Gross profit	3,829,581	5,420,593	(1,591,012)	(29)%
Total general and administrative expenses	4,538,720	6,261,864	(1,723,144)	(28)%
Depreciation and amortization expense	484,338	450,942	33,396	7%
(Gain) Loss from disposal of assets	(130,830)	18,915	(149,745)	(792)%
Total other income (expense)	(182,396)	(845,300)	662,904	(78)%
Net Income (Loss)	$(1,245,043)	$(2,156,428)	$911,385	(43)%

The following table summarizes the results of our operations during the three months ended September 30, 2015 and 2014 and provides information regarding the dollar and percentage increase or (decrease) from 2015 to 2014:

	Three Months Ended September 30,		$ Increase	% Increase
	2015	2014	(Decrease)	(Decrease)
Sales	$1,806,003	$3,033,101	$(1,227,098)	(40)%
Cost of goods sold	584,353	802,938	(218,585)	(27)%
Gross profit	1,221,650	2,230,163	(1,008,513)	(45)%
Total general and administrative expenses	1,543,403	2,518,419	(975,016)	(39)%
Depreciation and amortization expense	243,710	135,314	(108,396)	(80)%
Gain from disposal of assets	(141,655)	-	(141,655)	-%
Total other income (expense)	(166,455)	(310,455)	144,000	(46)%
Net Income (Loss)	$(590,263)	$(734,025)	$143,762	20%

Sales

Sales were $5,600,198 for the nine months ended September 30, 2015, compared to $8,814,225 for the same period in 2014, a decrease of $3,214,027, or 36%. The decrease was mainly due to an approximate $3,000,000 decrease in sales volume from three major customers in the Eagle Ford and in the North Texas shale regions where the Company had been servicing and selling customers completion petrochemicals. For the nine months ended September 30, 2015, the Company’s completion petrochemical sales decreased completely due to the Company’s customers’ discontinuance of fracking activity in the shale regions in which the Company’s district offices are located.

Sales were $1,806,003 for the three months ended September 30, 2015, compared to $3,033,101 for the same period in 2014, a decrease of $1,227,098, or 40%. The decrease was mainly due to an approximate $1,000,000 decrease in sales volume from four major customers in the Eagle Ford and in the North Texas shale regions. For the three months ended September 30, 2015, the Company’s completion petrochemical sales decreased completely due to the Company’s customers’ discontinuance of fracking activity in the shale regions in which the Company’s district offices are located.

Cost of Goods Sold and Gross Profit

Cost of goods was $1,770,617, or 32% of net sales, for the nine months ended September 30, 2015, compared to $3,393,632 or 39% of net sales, for the same period in 2014. Gross profit was $3,829,581, or 68% of net sales, for the nine months ended September 30, 2015, compared to $5,420,593, or 62% of net sales, for the same period in 2014. The 6% increase in gross profit for the nine months ended September 30, 2015 is mainly due recent increases in prices ranging from of 7% to 28% on many of our products and the change in sales mix to higher margin products.

Cost of goods was $584,353, or 32% of net sales, for the three months ended September 30, 2015, compared to $802,938 or 26% of net sales, for the same period in 2014. Gross profit was $1,221,650, or 68% of net sales, for the three months ended September 30, 2015, compared to $2,230,163, or 74% of net sales, for the same period in 2014. The 6% decrease in gross profit rate for the three months ended September 30, 2015 is mainly due to the net effect of reduced sales from four major customers, our recent increases in prices of 7% to 28% on many of our products and the change in sales mix to higher margin products.

General and Administrative Expenses

General and administrative expenses decreased by $1,723,144 for the nine months ended September 30, 2015, compared to the same period in 2014. The decrease in general and administrative expenses was primarily due to a reduction in auto and related costs, and the approximately $1,309,000 reduction in stock compensation.

General and administrative expenses decreased by $975,016 for the three months ended September 30, 2015, compared to the same period in 2014. The decrease in general and administrative expenses was primarily due to a reduction in auto and related costs, and the approximately $1,038,000 reduction in stock compensation.

Net loss

The Company’s net loss decreased by $911,385 for the nine months ended September 30, 2015, as compared to the net loss for the same period in 2014. The primary reason for the change in net loss was due to decreased general and administration costs and a gain on the extinguishment of debt of $192,516 in the nine months ended September 30, 2015, compared to the same period in 2014.

The Company’s net loss decreased by $143,762 for the three months ended September 30, 2015, as compared to the net loss from continued operations for the same period in 2014.

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

Modified EBITDA for the nine months ended September 30, 2015 was $(246,236) compared to $790,698 for the same period in 2014, a change of $(1,036,934).

	Nine Months ended September 30,
	2015	2014
Net loss	$(1,245,043)	$(2,156,428)
Add back interest and factoring expense, net of interest income	446,411	610,306
Add back depreciation and amortization	484,338	450,942
Add back amortization debt discount	-	266,241
Add back stock-based compensation	313,635	1,622,836
Add back change in derivative liability	(53,061)	(3,199)
Deduct gain on extinguishment of debt	(192,516)	-
Modified EBITDA	$(246,236)	$790,698

Modified EBITDA for the three months ended September 30, 2015 was $(114,481) compared to $860,249 for the same period in 2014, a change of $(974,730).

	Three Months Ended September 30,
	2015	2014
Net loss	$(590,263)	$(734,025)
Add back interest and factoring expense, net of interest income	122,986	264,264
Add back depreciation and amortization	243,710	135,314
Add back amortization debt discount	-	57,848
Add back stock-based compensation	110,837	1,148,430
Add back change in derivative liability	(1,751)	(11,582)

Modified EBITDA	$(114,481)	$860,249

Cash Flow Used by Operating Activities

Operating activities provided cash of $951,284 for the nine months ended September 30, 2015, compared to cash provided of $1,291,464 for the same period in 2014. The decrease in cash provided by operations during the nine months ended September 30, 2015 was primarily due to an increase in inventory.

Cash Flow Used in Investing Activities

Investing activities provided cash of $293,248 for the nine months ended September 30, 2015, compared to cash used in investing activities of $251,629 for the nine months ended September 30, 2014. The change in net cash in investing activities during the nine months ended September 30, 2015 was a result of the proceeds from the sale of equipment.

Cash Flow Provided by Financing Activities

Financing activities used cash of $1,260,530 for the nine months ended September 30, 2015, compared to cash used in financing activities of $935,533 for the nine months ended September 30, 2014. The change in net cash from financing activities was from repayment of long-term and short-term debt activities during the nine months ended September 30, 2014.

Liquidity and Capital Resources

As of September 30, 2015, our total assets were $4,083,355 and our total liabilities were $9,554,714. We had cash of $105,882, current assets of $2,657,103, and current liabilities of $9,476,157. We had a working capital deficit of $6,819,054 on that date. We will require additional capital to fund our losses and working capital deficits and to grow our business to recapture our decline in sales. For this most recent quarter, we remained dependent on our working capital lines and extended credit terms with our vendors to meet our cash requirements. We expect this situation to continue for the foreseeable future until we are able to raise additional capital on acceptable terms. While we anticipate further increases in operating cash flows, we will continue to require additional capital through equity financing and/or debt financing, if available, which may result in further dilution in the equity ownership of our shares and will continue to rely on our extended payment terms with vendors. There is still no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock or for our vendors to continue cooperating with us as they have in the past. Furthermore, we may continue to be unprofitable and/or unable to grow our sales at a level where we can become profitable.

Working Capital

We estimate that our general operating expenses for the next twelve months will decrease as we focus on reducing expenses and achieving profitability based on our current level of sales. Professional and consulting fees, administrative salaries, telephone, office and warehouse rent, and ongoing legal, accounting, and audit expenses to comply with our reporting responsibilities as a public company under the Securities Exchange Act of 1934, as amended, are expected to remain the same. Any increase in field operating expenses will be due to increases in field operating personnel, travel and other sales support expenses only as the demands from current and new customers increase.

Cash Requirements

Our plan of operations for the next twelve months involves the growth of our production petrochemical business through the expansion of regional sales, and the research and development of new chemical and analytical services. As of September 30, 2015, our Company had cash of $105,882 and a working capital deficit of $6,819,054.

We generated a net loss of $1,245,043 for the nine months ended September 30, 2015. We estimate that our needs for additional capital to fund our working capital deficits, become current with our vendors, pay off certain debts and implement our growth plans for the next twelve months to be $5,000,000 to $7,000,000. However, the prospects for raising such capital will be difficult with the current financial condition of the Company and our stock. Furthermore, if any growth and expansion requires more capital or operating expenses and/or capital expenditures exceed estimates, we will require additional monies during the next twelve months to execute our business plan. To date, we have been dependent on debt financing and special payment terms with our vendors to meet our cash requirements. We expect this situation to continue for the foreseeable future. There can be no assurance that we will be successful in raising the required additional capital or that actual cash requirements will not exceed our estimates. These funds may be raised through equity financing and/or debt financing which may result in further dilution in the equity ownership of our shares. There is still no assurance that we will be able to raise any funding or to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Furthermore, we may continue to be unprofitable and/or unable to grow our sales at a level where we can become profitable.

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

Going Concern

Due to our net losses, negative cash flow and negative working capital as of September 30, 2015, our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern in their report on our audited financial statements for the year ended December 31, 2014.

Since inception and through September 30, 2015, we have incurred losses totaling $28,103,427. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital on the most commercially reasonable terms through private placements, bank financing and/or advances from related parties or shareholder loans.

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

Alfredo Ledesma and Turf Chemistry, Inc. v. ESP Resources, Inc., ESP Petrochemicals, Inc. and Gerard Allen Primeaux

On June 16, 2011, Alfredo Ledesma and Turf Chemistry, Inc. filed their original Petition against ESP Resources, Inc., ESP Petrochemicals, Inc. and Gerard Allen Primeaux in the District Court, 93rd Judicial District, Hidalgo County, Texas. On August 19, 2011, ESP Resources, Inc. filed its Original Answer to the Original Petition. On January 23, 2012, Alfredo Ledesma and Turf Chemistry, Inc. filed their First Amended Original Petition. On April 11, 2012, Gerard Primeaux filed his Original Answer. On May 10, 2012, Alfredo Ledesma and Turf Chemistry, Inc. filed their Second Amended Original Petition. On January 17, 2014, Alfredo Ledesma and Turf Chemistry, Inc. filed their Third Amended Original Petition. The Petition alleged that the Company had breached, by failing to satisfy the terms of the agreement and pay the agreed upon amounts, the letter of intent to enter into an Asset Purchase Agreement between the Company and Ledesma and Turf, whereby the Company agreed to acquire the assets and liabilities of Turf and relieve Ledesma of certain debt obligations. On February 14, 2014, ESP Resources, Inc., ESP Petrochemicals, Inc. and Gerard Allen Primeaux filed their First Answer, Special Exceptions, Affirmative Defenses and Counterclaims. On or about April 25, 2014, all parties, without admitting liability, entered into and executed a Settlement Agreement and Release of Claims. The Settlement Agreement was fully satisfied during the three months ending March 31, 2015.

Madoff Energy Holdings, LLC v. ESP Resources, Inc.

On September 4, 2013, Madoff Energy Holdings, LLC filed its Original Petition against ESP Resources, Inc. in the District Court, 295th Judicial District, Harris County, Texas. On October 1, 2013, the Company filed its Answer. On November 25, 2013, Madoff filed its First Amended Petition alleging that the Company failed to repay a Promissory Note, executed on April 30, 2009, in sum of $87,190.00, plus interest on any unpaid balance owed at the rates of 5% per annum from October 30, 2008 to April 30, 2009, and 18% per annum after April 30, 2009.  On or about March 19, 2014, Madoff filed a Motion for Summary Judgment. On or about March 24, 2014, the Company filed its Response. On April 7, 2014, the Court issued an Order Granting Madoff’s Motion for Summary Judgment and granting damages in the principal sum of $122,939.68; attorneys fees in the amount of $12,860.70, plus $10,000.00 should the judgment be appealed to the Texas Court of Appeals, plus $7,500.00 should the judgment be appealed to the Texas Supreme Court; costs of court; and post-judgment interest at 5% per annum on the total amount of the judgment from the date immediately following entry of the judgment until paid. On April 15, 2014, the Company filed its Notice of Appeal of the Final Judgment with the First Court of Appeals, Houston, Texas. On September 30, 2014, the Company filed its Brief for the Appellant. On July 30, 2014, Madoff filed its Brief for the Appellee. On August 18, 2014, the Company filed its Reply Brief for the Appellant. In August 2014, Madoff and the Company, in order to avoid the further expense of litigation, jointly prepared a Forbearance and Payment Agreement, effective August 11, 2014, whereby the Company agreed to pay Madoff $130,000.00 pursuant to a payment schedule of $30,000 per month for eleven months. On September 3, 2014, Andrew Madoff, CEO of Madoff Energy Holdings, Inc., died. On September 18, 2014, Madoff and the Company filed with the First Court of Appeals a Joint Appellant and Appellee Motion to Abate the Appeal to preserve the rights of both parties until such time as the Forbearance and Payment Agreement could be executed. On September 23, 2014, the Court issued a Writ granting the Motion to Abate the Appeal. On or about March 9, 2015, the Executor of Mr. Madoff’s Estate executed the Forbearance and Payment Agreement on behalf of the Estate. To date, ESP Resources, Inc. is making payments pursuant to the agreed upon Payment Schedule in accordance with the terms of the Forbearance and Payment Agreement. On April 21, 2015, the First Court of Appeals directed the parties to advise the Court of the status of the proceedings or file a motion to reinstate and dismiss the appeal. On May 4, 2015, Appellant ESP Resources, through letter motion, requested that the First Court of Appeals dismiss the appeal. On May 21, 2015, the First Court of Appeals granted Appellant ESP Resources, Inc.’s Motion to Dismiss the Appeal.

BWC Management, Inc. v. ESP Resources, Inc. (f/k/a Pantera Petroleum, Inc.)

On April 25, 2013, BWC Management, Inc. filed its Original Petition against ESP Resources, Inc. in the District Court, 113th Judicial District, Harris County, Texas. On May 31, 2013, ESP Resources, Inc. filed its Original Answer. On August 5, 2014, BWC filed its Motion for Partial Summary Judgment against ESP. On August 21, 2014, BWC filed its First Amended Petition against ESP alleging that ESP had defaulted on three promissory notes documenting a series of loans with BWC as lender: a promissory note in sum of $73,006, due on September 30, 2012; and two promissory notes in sum of $100,000, each, due on September 30, 2012 when ESP allegedly failed to pay the $73,006 note. On August 25, 2014, ESP filed its Response to BWC’s Motion for Partial Summary Judgment. On August 25, 2014, BWC filed its Reply to ESP’s Response to BWC’s Motion for Partial Summary Judgment. On August 27, 2014, ESP filed its Sur Reply to BWC’s Reply to ESP’s Response to BWC’s Motion for Partial Summary Judgment. On August 28, 2014, ESP filed a No-Evidence Motion for Summary Judgment against BWC. On September 4, 2014, BWC filed its Response to the Company’s No-Evidence Motion for Summary Judgment. On September 12, 2014, the Company filed its Reply to BWC’s Response to the Company’s No-Evidence Motion for Summary Judgment. On September 15, 2014, the Court issued an Order denying BWC’s Motion for Summary Judgment. On October 27, 2014, the Court issued an Order denying final Summary Judgment. Trial of this action was held on March 30 and March 31, 2015 resulting in a verdict for BWC Management, Inc. On May 8, 2015, the Court issued a Final Judgment and Order in the amount of $444,000 against the Company, disposing of all parties and all claims and was appealable by the Company. On June 5, 2015, the Company filed a Motion for a New Trial. On June 19, 2015, BWC filed its Response to the Company’s Motion for a New Trial. On July 9, 2015, the Company filed its Reply to BWC’s Response to the Company’s Motion for a New Trial. On July 10, 2015, the Court issued an order denying the Company’s Motion for a New Trial. On or about August 9, 2015 the Company filed a notice of appeal. On November 11, 2015 the Company filed its appellate brief. BWC’s Brief in Response is due to be filed December 11, 2015.

Internal Revenue Service

The Internal Revenue Service (“IRS”) has alleged ESP Ventures, Inc. and ESP Petrochemicals, Inc., the Company’s subsidiaries, have failed to pay certain of their payroll taxes. The subsidiaries are working with the IRS to reach a mutually beneficial agreement.

ITEM 1A. RISK FACTORS

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 1A.

ITEM 2. – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. – MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. – OTHER INFORMATION

None.

Item 6. Exhibits

No.	Description
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on April 18, 2006)
3.2	Amended and Restated Bylaws (incorporated by reference from our Proxy Statement filed on January 24, 2013)
3.3	Articles of Merger filed with the Secretary of State of Nevada on September 19, 2007 and which is effective September 28, 2007 (incorporated by reference from our Current Report on Form 8-K filed on September 28, 2007)
3.4	Certificate of Change filed with the Secretary of State of Nevada on September 19, 2007 and which is effective September 28, 2007 (incorporated by reference from our Current Report on Form 8-K filed on September 28, 2007)
31.1*	Certification Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification Statement of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification Statement of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	Interactive Data Files

* Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESP RESOURCES, INC.

Date: November 18, 2015	By:	/s/ David Dugas
David Dugas
Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 18, 2015	By:	/s/ David Dugas
David Dugas
Chief Financial Officer
(Principal Financial Officer)