Form 10-Q
period 2021-06-30
ESP Resources, Inc.
filed 2021-07-29
CIK 1346526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

DOCUMENTS INCORPORATED BY REFERENCE — NONE

ESP RESOURCES, INC.

QUARTERLY REPORT ON FORM 10-Q

For the three and six months ended June 30, 2021

i

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

ii

Item 1. Financial Statements.

ESP RESOURCES, INC.

Balance Sheets

(unaudited)

	June 30,	December 31,
	2021	2020

Assets
Total assets	$-	$-

Liabilities and Stockholders’ Deficit
Current Liabilities
Due to related parties	9,620	9,546

Total current liabilities	9,620	9,546

Total liabilities	9,620	9,546

Stockholders’ Deficit
Common Stock - $0.001 par value, 350,000,000 shares authorized; 237,830,249 shares and outstanding as of June 30, 2021 and December 31, 2020, respectively	237,831	237,831
Additional paid in capital	26,620,553	26,620,553
Accumulated deficit	(26,868,004)	(26,867,930)
Total stockholders’ deficit	(9,620)	(9,546)

Total liabilities and stockholders’ deficit	$-	$-

The accompanying notes are an integral part of these financial statements

ESP RESOURCES, INC.

Statements of Operations

(unaudited)

	For the three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Revenue
Total revenue, net	$-	$-	$-	$-

Operating expenses
General and administrative expenses	74	-	74	-
Total operating expenses	74	-	74	-

Loss from Operations	(74)	-	(74)	-

Other income (expenses)
Total other income (expenses), net	-	-	-	-

Loss from operations before income taxes	(74)	-	(74)	-
Income tax expense	-	-	-	-
Net Loss	$(74)	$-	$(74)	$-

Weighted average number of ordinary shares
Basic and diluted	237,830,249	-	237,830,249	-

Earnings per share
Basic and diluted	$-	$-	$-	$-

The accompanying notes are an integral part of these financial statements

ESP RESOURCES, INC.

Statements of Changes in Shareholders’ Deficit

(unaudited)

	Common Stock		Additional paid in	Accumulated
	Shares	Amount	capital	Deficit
Balance, January 1, 2021	237,830,249	$237,831	$26,620,553	$(26,867,930)
Net loss	-	-	-	-
Balance, March 31, 2021	237,830,249	237,831	26,620,553	(26,867,930)

Net loss	-	-	-	(74)
Balance, June 30, 2021	237,830,249	$237,831	$26,620,553	$(26,868,004)

The accompanying notes are an integral part of these financial statements

ESP RESOURCES, INC.

Statements of Cash Flows

(unaudited)

For the Six Months Ended
June 30,
	2021	2020

Cash Flows From Operating Activities
Net loss	$(74)	$-
Adjustments to reconcile net income to net cash provided by operating activities:
Changes in operating assets and liabilities
Due to related parties	74	-
Net cash used in operating activities	-	-

Cash Flows From Investing Activities
Net cash used in investing activities	-	-

Cash Flows From Financing Activities
Net cash provided by financing activities	-	-

Net change in cash	-	-
Cash , beginning of year	-	-
Cash, end of year	$-	$-

Supplemental disclosure of cash flow information
Cash paid for income tax expense	$-	$-
Cash paid for interest expense	$-	$-

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

NOTE 3 - GOING CONCERN

As of June 30, 2021, the Company had $-0- in cash and cash equivalents. The Company has net loss of $-0- for the three months ended June 30, 2021 and has negative working capital of $99,620 and accumulated deficit of $26,868,004 on June 30, 2021. The Company’s principal sources of liquidity have been cash provided by operating activities, as well as financial support from related parties. The Company’s operating results for future periods are subject to numerous uncertainties and it is uncertain if the Company will be able to maintain profitability and continue growth for the foreseeable future. If management is not able to increase revenue and/or manage operating expenses in line with revenue forecasts, the Company may not be able to maintain profitability. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – EQUITY

Common Stock

The Company has authorized 350,000,000 shares of $0.001 par value, common stock. As of June 30, 2021 and December 31, 2020 there were 237,830,249 shares of Common Stock issued and outstanding.

NOTE 5 – RELATED PARTY NOTES PAYABLE

All of the Company’s financing has come from its Court appointed custodian, Custodian Ventures, LLC. As of June 30, 2021 the Company’s court appointed custodian, Custodian Ventures had loaned the Company $9,620 on an interest free basis.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments as of June 30, 2021.

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

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of June 30, 2021, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

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

Changes in Internal Control over Financial Reporting.

There have been no change in our internal control over financial reporting during three months ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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