Form 10-Q
period 2021-09-30
ESP Resources, Inc.
filed 2021-11-03
CIK 1346526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number 98-0440762

ESP RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0440762
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6770
(Primary Standard Industrial Classification Code Number)

Unit 1905, 19/F.,Tower 1 China HK City,
33 Canton Road Tsim Sha Tsui, Hong Kong	N/A
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code +852 3310 4641

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
N/A	N/A	N/A

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

The number of shares outstanding of the registrant’s common stock as of November 3, 2021 was 237,080,429 shares.

DOCUMENTS INCORPORATED BY REFERENCE — NONE

ESP RESOURCES, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Three and Nine months ended September 30, 2021

i

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

ii

Item 1. Financial Statements.

ESP RESOURCES, INC.

Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2021	2020

Assets
Total assets	$-	$-

Liabilities and Stockholders’ Deficit
Current Liabilities
Due to related parties	-	9,546
Total current liabilities	-	9,546

Total liabilities	-	9,546

Stockholders’ Deficit
Common Stock - $0.001 par value, 350,000,000 shares authorized; 237,830,249 shares and outstanding as of September 30, 2021 and December 31, 2020, respectively	237,831	237,831
Additional paid in capital	26,632,273	26,620,553
Accumulated deficit	(26,870,104)	(26,867,930)
Total stockholders’ deficit	-	(9,546)

Total liabilities and stockholders’ deficit	$-	$-

The accompanying notes are an integral part of these financial statements

ESP RESOURCES, INC.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Revenue
Total revenue, net	$-	$-	$-	$-

Operating expenses
General and administrative expenses	2,100	-	2,174	-
Total operating expenses	2,100	-	2,174	-

Loss from Operations	(2,100)	-	(2,174)	-

Other income (expenses)
Total other income (expenses), net	-	-	-	-

Loss from operations before income taxes	(2,100)	-	(2,174)	-
Income tax expense	-	-	-	-
Net Loss	$(2,100)	$-	$(2,174)	$-

Weighted average number of ordinary shares
Basic and diluted	237,830,249	-	237,830,249	-

Earnings per share
Basic and diluted	$-	$-	$-	$-

The accompanying notes are an integral part of these financial statements

ESP RESOURCES, INC.

Consolidated Statements of Changes in Shareholders’ Deficit

(Unaudited)

	Common Stock		Additional paid in	Accumulated
	Shares	Amount	capital	Deficit	Total
Balance, January 1, 2021	237,830,249	$237,831	$26,620,553	$(26,867,930)	$(9,546)

Net loss	-	-	-	-	-

Balance, March 31, 2021	237,830,249	$237,831	$26,620,553	$(26,867,930)	$(9,546)

Net loss	-	-	-	(74)	(74)

Balance, June 30, 2021	237,830,249	$237,831	$26,620,553	$(26,868,004)	$(9,620)

Net loss		-		(2,100)	(2,100)

Forgiveness of debt by related party			11,720		11,720

Balance, September 30, 2021	237,830,249	$237,831	$26,632,273	$(26,870,104)	$-

The accompanying notes are an integral part of these financial statements

ESP RESOURCES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	September 30,
	2021	2020

Cash Flows From Operating Activities
Net loss	$(2,174)	$-
Adjustments to reconcile net income to net cash provided by operating activities:
Net cash used in operating activities	(2,174)	-

Cash Flows From Investing Activities
Net cash used in investing activities	-	-

Cash Flows From Financing Activities
Related party loans	2,174
Net cash provided by financing activities	2,174	-

Net change in cash	-	-
Cash, beginning of year	-	-
Cash, end of year	$-	$-

Supplemental disclosure of cash flow information
Cash paid for income tax expense	$-	$-
Cash paid for interest expense	$-	$-

Supplemental disclosure of non-cash investing and financing activity
Forgiveness of debt by related party	$11,720	$-

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

On August 19, 2021, Ms. Zhuang Qiao Luan (the “Purchaser”) purchased 10,000,000 shares (the “Shares”) of the Series A Preferred Stock (the “Series A”) of ESP Resources, Inc. from NYJJ (Hong Kong) Limited. The Purchaser purchased the Shares for cash consideration of $400,000. The Shares represent 100% of the issued and outstanding Series A. The Series A has 90% of the voting power of all classes of stock issued and outstanding of the Company.

On August 31, 2021 David Lazar resigned from his positions as sole member of the Board of Directors of the Company and President, CEO, Treasurer, CFO and Secretary positions of the Company. On the same day the Company’s Board approved, by unanimous written consent in lieu of special meeting of the Board, the appointment of Messrs. Zhuang Rong Cheng and Zhuang Ze Qiang as the new directors of the Company, effective as of the Effective Time. The Board submitted such appointment for approval and ratification by the Company’s stockholders, who approved such appointment by a vote of 90% of the total voting stock of the Company.

Zhuang Rong Cheng, 64, acted as director of Pacific International Limited, a food trading business, from 1991 to July 2021. He is currently serving as the legal representative of Shihui Jiagang Real Estate Development Co. Ltd., Shenzhen Jinshuihe Green Food Management Co., Ltd., and as a director of Chuang’s Foundation Limited. Mr. Zhuang was selected to serve as a director due to his extensive management and marketing experience and his judgment in assessing business strategies and accompanying risks. Neither Mr. Zhuang nor his affiliates have within the past five years, filed any bankruptcy petition, been convicted in or been the subject of any pending criminal proceedings, nor or is any such person the subject of any order, judgment or decree involving the violation of any state or federal securities laws. Mr. Zhuang does not anticipate taking cash compensation from the Company in connection with his service as officer of the Company and has yet to negotiate a compensation agreement with the Company.

Zhuang Ze Qiang, 51, is the managing director of Asia Gem International Trading Limited and CNWeb Culture Media Co., Limited. Mr. Zhuang was selected to serve as a director due to his broad experience spanning different industries and sectors, including marketing, food, cosmetics, and health products. Neither he nor his affiliates have, within the past five years, filed any bankruptcy petition, been convicted in or been the subject of any pending criminal proceedings, nor or is any such person the subject of any order, judgment or decree involving the violation of any state or federal securities laws. Mr. Zhuang does not anticipate taking cash compensation from the Company in connection with his service as officer of the Company and has yet to negotiate a compensation agreement with the Company.

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

NOTE 3 - GOING CONCERN

As of September 30, 2021, the Company had $-0- in cash and cash equivalents. The Company has net loss of $2,100 for the three months ended September 30, 2021 and has an accumulated deficit of $26,870,104 on September 30, 2021. The Company’s principal sources of liquidity have been cash provided by operating activities, as well as financial support from related parties. The Company’s operating results for future periods are subject to numerous uncertainties and it is uncertain if the Company will be able to maintain profitability and continue growth for the foreseeable future. If management is not able to increase revenue and/or manage operating expenses in line with revenue forecasts, the Company may not be able to maintain profitability. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – EQUITY

Common Stock

The Company has authorized 350,000,000 shares of $0.001 par value, common stock. As of September 30, 2021 and December 31, 2020 there were 237,830,249 shares of Common Stock issued and outstanding.

NOTE 5 – RELATED PARTY NOTES PAYABLE

All of the Company’s financing has come from its Court appointed custodian, Custodian Ventures, LLC. As a result of the change of control on August 19, 2021 described in Footnote 1, “Organization and Description of the Business” custodian agreed to forgive $11,720 in interest- free loans it had provided to the Company. This amount was treated as a capital contribution from a related party and did not have any impact on the Company’s Statement of Operations for the three months ended September 30, 2021

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments as of September 30, 2021.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events after September 30, 2021 through the date that the financial statements were available to be issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of September 30, 2021, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

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

Changes in Internal Control over Financial Reporting.

There have been no change in our internal control over financial reporting during three months ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ESP RESOURCES, INC.

Dated: November 3, 2021	By:	/s/ Zhuang Rong Cheng
Zhuang Rong Cheng
Chief Executive Officer and Chief Financial Officer Principal Executive Officer, Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.