Form 10-K
period 2021-12-31
ESP Resources, Inc.
filed 2022-03-04
CIK 1346526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

COMMISSION FILE NO. 000-52506

ESP RESOURCES, INC.

(Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of incorporation)

6770

(Primary Standard Industrial Classification Code Number)

98-0440762

(IRS Employer Identification No.)

50 West Liberty Street Suite 880

Reno, Nevada 89501

(775) 322-0626

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1,656,057 based on a closing price of $0.0085 as of such date. Solely for purposes of this disclosure, shares of common stock held by executive officers, directors, and beneficial holders of 10% or more of the outstanding common stock of the registrant as of such date have been excluded because such persons may be deemed to be affiliates.

As of March 4, 2022 the Registrant had 237,830,249 shares of common stock issued and outstanding.

ESP RESOURCES, INC.

FORM 10-K

ANNUAL REPORT

For the Fiscal Year Ended December 31, 2021

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

Description of Business

Currently, the Company is a dormant shell company.

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

On August 19, 2021, Ms. Zhuang Qiao Luan (the “Purchaser”) purchased 10,000,000 shares (the “Shares”) of the Series A Preferred Stock (the “Series A”) of the Company from NYJJ (Hong Kong) Limited. The Purchaser purchased the Shares for cash consideration of $400,000. The Shares represent 100% of the issued and outstanding Series A. The Series A enjoys 90% of the voting power of all classes of stock issued and outstanding of the Company. There are no arrangements or understandings among members of both the former and new control groups and their associates with respect to election of directors or other matters.

Effective at 11:59 p.m. Eastern Standard Time on Tuesday, August 31, 2021 (the “Effective Time”), David Lazar resigned from his positions as sole member of the Board of Directors of the Company (the “Board”), and President, CEO, Treasurer, CFO and Secretary positions of the Company. The resignation is not the result of any disagreement with the Company on any matter related to the Company’s operations, policies or practices. The resignation is effected by a written consent in lieu of special meeting of the Board, dated August 31, 2021.

On August 31, 2021, the Company’s Board approved, by unanimous written consent in lieu of special meeting of the Board, the appointment of Messrs. Zhuang Rong Cheng and Zhuang Ze Qiang as the new directors of the Company, effective as of the Effective Time. The Board submitted such appointment for approval and ratification by the Company’s stockholders, who approved such appointment by a vote of 90% of the total voting stock of the Company.

Pursuant to the August 31, 2021 Board consent, the Company’s departing director also appointed Mr. Zhuang Rong Cheng as the Company’s President and CEO, Mr. Guo Jin Tong as the Company’s Treasurer and CFO, and Ms. Cheung Siu Kuen Delia as the Company’s Secretary, all of whom are to serve on an at-will basis until his or her resignation or removal by the Board. Each of the officers agreed to negotiate an employment agreement in good faith at an unspecified future date, and none of the officers currently contemplates taking cash compensation from the Company in connection with his or her service as officer of the Company. The officers were selected based on each of his or her background and history of doing business in Hong Kong. The Company believes that each of the officers possess the attributes necessary to create substantial value for the Company’s stockholders.

On September 2, 2021, the stockholders of the Company, by executing a written consent of 90% of the Company’s total voting stock, approved of an amendment to the Company’s articles of incorporation (the “Amendment”), which contains a corporate name change of the Company to Great Tang Bid Technology, Inc. The officers of the Company filed the Amendment with the Nevada Secretary of State on September 10, 2021, and the Amendment is effective as of the date of acceptance by the Secretary of State of the State of Nevada. Although the Company filed the name change with the Nevada Secretary of State, and the State recognizes this name change, FINRA has not yet finished processing the application for the name change of the Company and therefore, neither the SEC, nor the OTC recognize the new name change.

The information contained in Item 5.02, Item 5.03 and Item 8.01 are incorporated herein by reference. The Company effected the change in Board composition, the Amendment, and the Reverse Stock Split (defined in Item 8.01 hereto) by means of a written consent of the stockholders of the Company. The written consent was executed by the Purchaser, who is the sole owner of the Series A, and which Series A enjoys 90% of the voting power of all classes of stock issued and outstanding of the Company. The Company did not solicit the consent of any other stockholders of the Company.

On August 31, 2021, the Board approved a reverse 1-for-1,000 split of the Company’s common stock (the “Reverse Split”). On September 2, 2021, the stockholders of the Company approved the Reverse Split by written consent of 90% of the voting power of all classes of stock issued and outstanding of the Company. Fractional shares that result from the Result Split will be rounded up to the nearest whole, and the record date for the Reverse Split is September 25, 2021. The Company anticipates that the Reverse Split will be effective approximately 15 days following completion of review by the Financial Industry Regulatory Authority (FINRA); however, is unable to perfect a date when FINRA will be done processing the application.

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

Employees

As of the date of this Report, we do not have employees. However, our Chief Executive Officer provides part-time consulting services to us without compensation.

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

We may require additional capital to acquire a business. We may not be able to obtain additional capital when required. Future business development activities, as well as administrative expenses such as salaries, insurance, general overhead, legal and compliance expenses, and accounting expenses will require a substantial amount of additional capital. The terms of securities we issue in future capital raising transactions may be more favorable to new investors, and may include liquidation preferences, superior voting rights or the issuance of other derivative securities, which could have a further dilutive effect on or subordinate the rights of our current investors. Any additional capital raised through the sale of equity securities will likely dilute the ownership percentage of our shareholders. Additionally, any debt securities we issue would likely create a liquidation preference superior that of our current investors and, if convertible into shares of Common Stock, would also pose the risk of dilution

We may be unable to obtain necessary financing if and when required.

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

Because we are dependent upon Zhuang Rong Cheng, our Chief Executive Officer to manage and oversee our Company, the loss of him could adversely affect our plan and results of operations.

Our CEO, Zhuang Rong Cheng, who manages the Company and is presently evaluating a viable plan for our future operations. We will rely solely on his judgment in connection with selecting a target company and the terms and structure of any resulting business combination. The loss of our Chief Executive Officer could delay or prevent the achievement of our business objectives, which could have a material adverse effect upon our results of operations and financial position.

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

Our Chief Executive Officer, Mr. Cheng is not required to commit his full time to our affairs, which may result in a conflict of interest in allocating his time between managing the Company and other businesses in which he is or may be involved. We do not intend to have any employees prior to the consummation of a business combination. Mr. Cheng is not obligated to contribute any specific number of hours to our affairs, and he may engage in other business endeavors while he provides consulting services to the Company. If any of his other business affairs require him to devote substantial amounts of time to such matters, it could materially limit his ability to devote his time and attention to our business which could have a negative impact on our ability to consummate a business combination or generate revenue.

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

It is unlikely that our shareholders will be afforded the opportunity to evaluate and approve a proposed business combination. In most cases, business combinations do not require shareholder approval under applicable law, and our Articles of Incorporation and Bylaws do not afford our shareholders with the right to approve such a transaction. Further, , Ms. Zhuang Qiao Luan through her ownership of preferred stock benefically owns in excess of 90% of our common stock upon the conversion of her preferred shares to common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES

The Company’s principal business and corporate address is 50 West Liberty Street Suite 880 Reno, Nevada, 89501.

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

The following table reflects the high and low closing sales information for our Common Stock for each fiscal quarter during the fiscal years ended December 31, 2021, and December 31, 2021. This information was obtained from OTC Pink and reflects inter-dealer prices without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

	COMMON STOCK MARKET PRICE
	HIGH	LOW
FISCAL YEAR ENDED DECEMBER 31, 2021:
First Quarter	$0.0195	$0.0045
Second Quarter	$0.0125	$0.0070
Third Quarter	$0.0286	$0.0048
Fourth Quarter	$0.0149	$0.0048

	COMMON STOCK MARKET PRICE
	HIGH	LOW
FISCAL YEAR ENDED DECEMBER 31, 2020:
First Quarter	$0.0038	$0.0004
Second Quarter	$0.0009	$0.0002
Third Quarter	$0.0045	$0.0002
Fourth Quarter	$0.0009	$0.0002

Holders

As of December 31, 2021 there were 239 shareholders of record of the Company’s Common Stock based upon the records of the shareholders provided by the Company’s transfer agent. The Company’s transfer agent is VStock Transfer, 18 Lafayette Place Woodmere, NY 11598 - Phone: 212.828.8436

Dividends

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

Going Concern

The independent registered public accounting firm auditors’ report accompanying our December 31, 2021 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ESP RESOURCES, INC.

December 31, 2021, and 2020

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of ESP Resources, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of ESP Resources, Inc. as of December 31, 2021 and 2020, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/S/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company’s auditor since 2021

Lakewood, CO

March 3, 2022

ESP RESOURCES, INC.

Balance Sheets

	December 31,	December 31,
	2021	2020
Assets
Total assets	$-	$-

Liabilities and Stockholders’ Deficit
Current Liabilities
Due to related parties	-	9,546
Total current liabilities	-	9,546

Total liabilities	-	9,546

Stockholders’ Deficit
Common Stock - $0.001 par value, 350,000,000 shares authorized; 237,830,249 shares and outstanding as of December 31, 2021 and December 31, 2020, respectively	237,831	237,831
Additional paid in capital	26,632,273	26,620,553
Accumulated deficit	(26,870,104)	(26,867,930)
Total stockholders’ deficit	-	(9,546)

Total liabilities and stockholders’ deficit	$-	$-

The accompanying notes are an integral part of these financial statements

ESP RESOURCES, INC.

Statements of Operations

	Year Ended
	December 31,
	2021	2020
Revenue
Total revenue, net	$-	$-

Operating expenses
General and administrative expenses	2,174	-
Total operating expenses	2,174	-

Loss from Operations	(2,174)	-

Other income (expenses)
Total other income (expenses), net	-	-

Loss from operations before income taxes	(2,174)	-
Income tax expense	-	-
Net Loss	$(2,174)	$-

Weighted average number of ordinary shares
Basic and diluted	237,830,249	237,830,249

Earnings per share
Basic and diluted	$-	$-

The accompanying notes are an integral part of these financial statements

ESP RESOURCES, INC.

Statements of Changes in Shareholders’ Deficit

			Additional
	Common Stock		paid in	Accumulated
	Shares	Amount	capital	Deficit	Total
Balance, January 1, 2021	237,830,249	$237,831	$26,620,553	$(26,867,930)	$(9,546)

Net loss	-	-		(2,174)	(2,174)

Forgiveness of debt by related party			11,720		11,720

Balance, December 31, 2021	237,830,249	$237,831	$26,632,273	$(26,870,104)	$-

The accompanying notes are an integral part of these financial statements

ESP RESOURCES, INC.

Statements of Cash Flows

	Year Ended
	December 31,
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

 ESP RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 3 – GOING CONCERN

As of December 31, 2021, the Company had $-0- in cash and cash equivalents. The Company has net loss of $2,174 for the year ended December 31, 2021 and has an accumulated deficit of $26,870,104 at December 31, 2021. The Company’s principal sources of liquidity have been cash provided by operating activities, as well as financial support from related parties. The Company’s operating results for future periods are subject to numerous uncertainties and it is uncertain if the Company will be able to maintain profitability and continue growth for the foreseeable future. If management is not able to increase revenue and/or manage operating expenses in line with revenue forecasts, the Company may not be able to maintain profitability. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – EQUITY

Common Stock

The Company has authorized 350,000,000 shares of $0.001 par value, common stock. As of December 31, 2021 and December 31, 2020, there were 237,830,249 shares of Common Stock issued and outstanding.

NOTE 5 – RELATED PARTY NOTES PAYABLE

All of the Company’s previous financing has come from its Court appointed Custodian, Custodian Ventures, LLC. As of December 31, 2020 the Company’s court appointed custodian, Custodian Ventures had loaned the Company $9,546 on an interest free basis. This amount was forgiven when Mr. Lazar sold his controlling interest in the Company. As of December 31, 2021 there were no related party notes payable.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments as of December 31, 2021.

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

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of December 31, 2021, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

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

Changes in Internal Control over Financial Reporting.

There have been no change in our internal control over financial reporting during the year December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Directors

Zhuang Rong Cheng, 64, acted as director of Pacific International Limited, a food trading business, from 1991 to July 2021. He is currently serving as the legal representative of Shihui Jiagang Real Estate Development Co. Ltd. since 2004, Shenzhen Jinshuihe Green Food Management Co., Ltd. since 2018, and as a director of Chuang’s Foundation Limited since 2021. Mr. Zhuang was selected to serve as a director due to his extensive management and marketing experience and his judgment in assessing business strategies and accompanying risks. Neither Mr. Zhuang nor his affiliates have within the past five years, filed any bankruptcy petition, been convicted in or been the subject of any pending criminal proceedings, nor or is any such person the subject of any order, judgment or decree involving the violation of any state or federal securities laws. Mr. Zhuang does not anticipate taking cash compensation from the Company in connection with his service as officer of the Company and has yet to negotiate a compensation agreement with the Company.

Zhuang Ze Qiang, 51, is the managing director of Asia Gem International Trading Limited since 2018 and CNWeb Culture Media Co., Limited since 2019. He was the marketing manager for Xiandu 100 Century Supply Chain (Shenzhen) Co., Ltd.from 2014 to 2018. Mr. Zhuang was selected to serve as a director due to his broad experience spanning different industries and sectors, including marketing, food, cosmetics and health products. Neither he nor his affiliates have, within the past five years, filed any bankruptcy petition, been convicted in or been the subject of any pending criminal proceedings, nor or is any such person the subject of any order, judgment or decree involving the violation of any state or federal securities laws. Mr. Zhuang does not anticipate taking cash compensation from the Company in connection with his service as officer of the Company and has yet to negotiate a compensation agreement with the Company.

Officers

Pursuant to the August 31, 2021 Board consent, the Company’s departing director also appointed Mr. Zhuang Rong Cheng as the Company’s President and CEO, Mr. Guo Jin Tong as the Company’s Treasurer and CFO, and Ms. Cheung Siu Kuen Delia as the Company’s Secretary, all of whom are to serve on an at-will basis until his or her resignation or removal by the Board. Each of the officers agreed to negotiate an employment agreement in good faith at an unspecified future date, and none of the officers currently contemplates taking cash compensation from the Company in connection with his or her service as officer of the Company. The officers were selected based on each of his or her background and history of doing business in Hong Kong. The Company believes that each of the officers possess the attributes necessary to create substantial value for the Company’s stockholders.

Guo Jin Tong, 57, serves as the financial controller of Sihui Jiagang Real Estate Development Co. Ltd. since 2003 and in 2003 founded Main Century Holdings Limited, which manufactures and wholesales beer raw material. Mr. Guo was selected to serve as the Company’s Treasurer and CFO due to his experience as a financial controller of a real estate company. Neither Mr. Guo nor his affiliates have, within the past five years, filed any bankruptcy petition, been convicted in or been the subject of any pending criminal proceedings, nor is any such person the subject of any order, judgment or decree involving the violation of any state or federal securities laws. Mr. Guo does not anticipate taking cash compensation from the Company in connection with his service as officer of the Company and has yet to negotiate a compensation agreement with the Company.

Cheung Siu Kuen Delia, 59, founded a secretarial services company called Harvest Company in 2016. Ms. Cheung was selected to serve as the Company’s Secretary due to her extensive experience serving as secretary for a number of companies located in Hong Kong. Neither Ms. Cheung nor her affiliates have, within the past five years, filed any bankruptcy petition, been convicted in or been the subject of any pending criminal proceedings, nor is any such person the subject of any order, judgment or decree involving the violation of any state or federal securities laws. Ms. Guo does not anticipate taking cash compensation from the Company in connection with her service as officer of the Company and has yet to negotiate a compensation agreement with the Company.

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

Board Leadership Structure

We have chosen to combine the Chief Executive Officer and Board Chairman positions.

Code of Ethics

Since we are a shell company, our Board has not yet adopted a Code of Ethics.

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

ITEM 11. EXECUTIVE COMPENSATION

The following information is related to the compensation paid, distributed, or accrued by us for the fiscal year ended December 31, 2021 to our Chief Executive Officer (principal executive officer) during the last fiscal year and the two other most highly compensated executive officers serving as of the end of the last fiscal year whose compensation exceeded $100,000 (the “Named Executive Officers”):

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

Outstanding Equity Awards at Fiscal Year End

As of December 31, 2021 none of our Named Executive Officers held any unexercised options, stock that have not vested, or other equity incentive plan awards.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of the Company’s Common Stock as of December 31, 2021 by (i) each person who is known by the Company to own beneficially more than 5% of any classes of outstanding Common Stock, (ii) each director of the Company, (iii) each of the Chief Executive Officers and the executive officers (collectively, the “Named Executive Officers”) and (iv) all directors and executive officers of the Company as a group based upon 237,830,249 common shares outstanding.

Name and Address of Beneficial Owners of Common Stock	Title of Class	Amount and Nature of Beneficial Ownership	% of Common Stock
Zhuang Rong Cheng,	Common Stock	0	-0	-%

Zhuang Ze Qiang	Common Stock	0	-0	-%

Guo Jin Tong	Common Stock	0	-0	-%

Cheung Siu Kuen Delia,	Common Stock	0	-0	-%

DIRECTORS AND OFFICERS – TOTAL	Common Stock	0	-0	-%

5% shareholders

Ms. Zhuang Qiao Luan(a)
50 West Liberty Street Suite 880 Reno, Nevada, 89501	Preferred Stock	10,000,000	90	%(a)

David Dugas 207 Waterford Drive Lafayette, La 70503	Common stock	43,000,000	18%

(a)	Beneficially owns 10,000,000 shares of Series A Preferred Stock held by Supreme Technic Ltd. A company where she is the Managing Director. Each share of preferred share held is convertible into 214.05 shares of common stock. The ownership percentage is calculated as if the preferred stock was converted to common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Zhuang Rong Cheng, Director and CEO,  and Zhuang Ze Qiang, Director, are brothers of  Ms. Zhuang Qiao Luan, the Company’s controlling shareholder

There are no related party transactions during the year ended December 31, 2021 that are required to be disclosed pursuant to Regulation S-K promulgated under the Securities Act of 1933, as amended.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees paid or accrued for the audit and other services provided by our independent auditors for the years ended:

December 31, 2021
Audit fees	$19,200
Total fees paid or accrued to our principal accountant	$-

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act

32.1	Certification of Chief Executive Officer and Chief Financial Officer Under Section 1350 as Adopted Pursuant Section 906 of the Sarbanes-Oxley Act

101.INS	XBRL Instance Document (furnished herewith)*
101.SCH	XBRL Taxonomy Extension Schema Document (furnished herewith)*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (furnished herewith)*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (furnished herewith)*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (furnished herewith)*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (furnished herewith)*

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESP RESOURCES, INC.

Dated: March 4, 2022	By:	/s/ Zhuang Rong Cheng
Zhuang Rong Cheng, Chief Executive Officer (Principal Executive Officer)