Form 10-Q
period 2022-03-31
ESP Resources, Inc.
filed 2022-05-23
CIK 1346526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

COMMISSION FILE NO. 000-52506

ESP RESOURCES, INC.

(Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of incorporation)

6770

(Primary Standard Industrial Classification Code Number)

98-0440762

(IRS Employer Identification No.)

Unit 1905, 19/F., Tower 1 China HK City

33 Canton Road Tsim Sha Tsui, Hong Kong

(Address of principal executive offices)

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

The number of shares outstanding of the registrant’s common stock as of May 19, 2022 was 237,080,429 shares.

DOCUMENTS INCORPORATED BY REFERENCE — NONE

ESP RESOURCES, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Three months ended March 31, 2022

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

ii

Item 1. Financial Statements.

ESP RESOURCES, INC.

Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2022	2021
Assets
Total Assets	$-	$-

Liabilities and Stockholders’ Deficit
Current Liabilities
Due to related parties	20,410	-
Total Current Liabilities	20,410	-

Total Liabilities	20,410	-

Stockholders’ Deficit
Common stock - $0.001 par value, 350,000,000 shares authorized; 237,830,249 shares and outstanding as of March 31, 2022 and December 31, 2021, respectively	237,831	237,831
Additional paid in capital	26,632,273	26,632,273
Accumulated deficit	(26,890,514)	(26,870,104)
Total Stockholders’ Deficit	(20,410)	-

Total Liabilities and Stockholders’ Deficit	$-	$-

The accompanying notes are an integral part of these financial statements

ESP RESOURCES, INC.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended
	March 31,
	2022	2021
Revenue
Total revenue, net	$-	$-

Operating expenses
General and administrative expenses	20,410	-
Total operating expenses	20,410	-

Loss from operations	(20,410)	-

Other income (expenses)
Total other income (expenses), net	-	-

Loss from operations before income taxes	(20,410)	-
Income tax expense	-	-
Net loss	$(20,410)	$-

Weighted average number of ordinary shares
Basic and diluted	237,830,249	237,830,249

Earnings per share
Basic and diluted	$-	$-

The accompanying notes are an integral part of these financial statements

ESP RESOURCES, INC.

Consolidated Statements of Changes in Shareholders’ Deficit

(Unaudited)

			Additional
	Common Stock		paid in	Accumulated
	Shares	Amount	capital	Deficit	Total
Balance, January 1, 2022	237,830,249	$237,831	$26,632,273	$(26,870,104)	$-

Net loss		-	-	(20,410)	(20,410)

Balance, March 31, 2022	237,830,249	$237,831	$26,632,273	$(26,890,514)	$(20,410)

The accompanying notes are an integral part of these financial statements

ESP RESOURCES, INC.

Consolidated Statements of Cash Flow

(Unaudited)

	For the Three Months Ended
	March 31,
	2022	2021
Cash Flows From Operating Activities
Net loss	$(20,410)	$-
Adjustments to reconcile net income to net cash provided by operating activities:
Net cash used in operating activities	(20,410)	-

Cash Flows From Investing Activities
Net cash used in investing activities	-	-

Cash Flows From Financing Activities
Related party loans	20,410
Net cash provided by financing activities	20,410	-

Net change in cash	-	-
Cash, beginning of period	-	-
Cash, end of period	$-	$-

Supplemental disclosure of cash flow information
Cash paid for income tax expense	$-	$-
Cash paid for interest expense	$-	$-

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

Management’s Representation of Interim Financial Statements

The accompanying unaudited financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Company uses the same accounting policies in preparing quarterly and annual financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments, which in the opinion of management are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the audited financial statements and notes thereto on December 31, 2021, as presented in the Company’s Annual Report on Form 10-K.

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

NOTE 3 – GOING CONCERN

As of March 31, 2022, the Company had $-0- in cash and cash equivalents. The Company has net loss of $20,410 for the three months ended March 31, 2022 and has an accumulated deficit of $26,890,514 on March 31, 2022. The Company’s principal sources of liquidity have been cash provided by operating activities, as well as financial support from related parties. The Company’s operating results for future periods are subject to numerous uncertainties and it is uncertain if the Company will be able to maintain profitability and continue growth for the foreseeable future. If management is not able to increase revenue and/or manage operating expenses in line with revenue forecasts, the Company may not be able to maintain profitability. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – EQUITY

Common Stock

The Company has authorized 350,000,000 shares of $0.001 par value, common stock. As of March 31, 2022 and December 31, 2021, there were 237,830,249 shares of Common Stock issued and outstanding.

NOTE 5 – RELATED PARTY NOTES PAYABLE

This amount was treated as a capital contribution from a related party and did not have any impact on the Company’s Statement of Operations for the three months ended March 31, 2022.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments as of March 31, 2022.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events after March 31, 2022 through the date that the financial statements were available to be issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of March 31, 2022, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

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

Changes in Internal Control over Financial Reporting.

There have been no change in our internal control over financial reporting during three months ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Reference is made to the risks and uncertainties disclosed in Item 1A (“Risk Factors”) of our Annual Report on Form 10-K for the period ended December 31, 2021 which sections are incorporated by reference into this report, as the same may be updated from time to time. Prospective investors are encouraged to consider the risks described in our 2020 Form 10-K, and our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Report and other information publicly disclosed or contained in documents we file with the Securities and Exchange Commission before purchasing our securities.

As a smaller reporting company, the Company is not required to disclose material changes to the risk factors that were contained in the 2021 Form 10-K.

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

ESP RESOURCES, INC.

Dated: May 20, 2022	By:	/s/ Zhuang Rong Cheng
Zhuang Rong Cheng, Chief Executive Officer (Principal Executive Officer)